Form 10-Q
period 2018-06-30
First Western Financial Inc
filed 2018-08-30
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37624

FIRST WESTERN FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Colorado	37-1442266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 16th Street, Suite 1200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303.531.8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 27, 2018
Common Stock, no par value	7,839,442

FIRST WESTERN FINANCIAL, INC.

Important Notice about Information in this Quarterly Report

Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

The information contained in this Quarterly Report is accurate only as of the date of this Quarterly Report on Form 10-Q and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Geographic concentration in Colorado, Arizona, Wyoming and California;
•	Changes in the economy affecting real estate values and liquidity;
•	Our ability to continue to originate residential real estate loans and sell such loans;
•	Risks specific to commercial loans and borrowers;
•	Claims and litigation pertaining to our fiduciary responsibilities;
•	Competition for investment managers and professionals;
•	Fluctuation in the value of our investment securities;
•	The soundness of certain securities brokerage firms;
•	The terminable nature of our investment management contracts;
•	Changes to the level or type of investment activity by our clients;
•	Investment performance, in either relative or absolute terms;
•	Changes in interest rates;
•	The adequacy of our allowance for credit losses;
•	Weak economic conditions and global trade;
•	Legislative changes or the adoption of tax reform policies;
•	External business disruptors in the financial services industry;
•	Liquidity risks;
•	Our ability to maintain a strong core deposit base or other low-cost funding sources;
•	Continued positive interaction with and financial health of our referral sources;

•	Retaining our largest trust clients;
•	Our ability to achieve our strategic objectives;
•	Competition from other banks, financial institutions and wealth and investment management firms;
•	Our ability to implement our internal growth strategy;
•	Our ability to manage the risks associated with our anticipated growth;
•	The acquisition of other banks and financial services companies;
•	Integration risks and other unknown risks;
•	The accuracy of estimates and assumptions;
•	Our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	Our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	Technological change;
•	Our ability to attract and retain clients and key associates;
•	Natural disasters;
•	Environmental liabilities;
•	New lines of business or new products and services;
•	The accuracy of information from customers and counterparties;
•	Regulation of the financial services industry;
•	Compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, anti-money laundering laws, and other statutes and regulations;
•	Regulatory scrutiny related to our commercial real estate loan portfolio;
•	Compliance with future and existing laws designed to protect consumers;
•	The enactment of regulations relating to privacy, information security and data protection;
•	Legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	The development of an active, liquid market for our common stock;
•	Fluctuations in the market price of our common stock;
•	Actual or anticipated issuances or sales of our common stock in the future;
•	Our ability to manage the obligations and costs associated with being a public company;

•	Material weaknesses in our internal control over financial reporting;
•	The initiation and continuation of securities analysts coverage of the Company;
•	Our management and board of directors have significant control over our business;
•	The use of the net proceeds to us from the recent initial public offering of our common stock;
•	Future issuances of debt securities;
•	Our ability to manage our existing and future indebtedness;
•	Future issuances of preferred stock and its impact on our common stock;
•	Available cash flows from the Bank; and
•	Other factors that are discussed in “Part II – Other Information – Item 1A - Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our prospectus filed with the U.S. Securities Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on July 19, 2018. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$994	$1,370
Interest-bearing deposits in other financial institutions	57,470	8,132
Total cash and cash equivalents	58,464	9,502

Available-for-sale securities	47,890	53,650
Correspondent bank stock, at cost	3,477	1,555
Mortgage loans held for sale	35,064	22,940
Loans, net of allowance of $7,100 and $7,287	835,544	806,402
Promissory notes from related parties	2,125	5,792
Premises and equipment, net	6,255	6,777
Accrued interest receivable	2,565	2,421
Accounts receivable	5,504	5,592
Other receivables	1,908	6,324
Other real estate owned, net	658	658
Goodwill	24,811	24,811
Other intangible assets, net	773	1,233
Deferred tax assets, net	4,971	5,987
Company-owned life insurance	14,515	14,316
Other assets	2,049	1,699
Total assets	$1,046,573	$969,659

LIABILITIES
Deposits:
Noninterest-bearing	$212,225	$198,685
Interest-bearing	631,517	617,432
Total deposits	843,742	816,117
Borrowings:
Federal Home Loan Bank Topeka borrowings	75,598	28,563
Subordinated Notes	13,435	13,435
Accrued interest payable	231	197
Other liabilities	8,609	9,501
Total liabilities	941,615	867,813

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 20,868 issued and outstanding 2018 and 2017; liquidation preference: $20,868	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 41,000 shares issued and outstanding 2018 and 2017; liquidation preference: $4,100	—	—
Common stock - no par value; 10,000,000 shares authorized; 5,917,667 and 5,833,456 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in capital	132,785	130,070
Accumulated deficit	(26,226)	(27,296)
Accumulated other comprehensive loss	(1,601)	(928)
Total shareholders’ equity	104,958	101,846
Total liabilities and shareholders’ equity	$1,046,573	$969,659

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$9,074	$7,372	$17,676	$14,258
Investment securities	281	667	558	1,259
Federal funds sold and other	150	65	277	133
Total interest and dividend income	9,505	8,104	18,511	15,650

Interest expense:
Deposits	1,411	889	2,571	1,700
Other borrowed funds	517	548	1,003	1,019
Total interest expense	1,928	1,437	3,574	2,719
Net interest income	7,577	6,667	14,937	12,931
Less: Provision for credit losses	—	262	(187)	486
Net interest income, after provision for credit losses	7,577	6,405	15,124	12,445

Non-interest income:
Trust and investment management fees	4,689	4,810	9,643	9,583
Net gain on mortgage loans sold	1,359	771	2,610	1,323
Bank fees	455	553	1,065	1,000
Risk management and insurance fees	284	165	667	338
Income on company-owned life insurance	105	107	199	212
Net gain on sale of securities	—	83	—	83
Total non-interest income	6,892	6,489	14,184	12,539
Total income before non-interest expense	14,469	12,894	29,308	24,984

Non-interest expense:
Salaries and employee benefits	7,660	6,831	15,840	13,371
Occupancy and equipment	1,527	1,516	3,012	2,965
Professional services	1,008	1,160	1,832	1,893
Technology and information systems	1,000	937	2,063	1,835
Data processing	687	647	1,327	1,270
Marketing	316	366	601	695
Amortization of other intangible assets	230	184	460	369
Other	656	641	1,235	1,152
Total non-interest expense	13,084	12,282	26,370	23,550
Income before income taxes	1,385	612	2,938	1,434
Income tax expense	337	208	704	504
Net income	1,048	404	2,234	930
Preferred stock dividends	(562)	(573)	(1,123)	(1,147)
Net income (loss) available to common shareholders	$486	$(169)	$1,111	$(217)
Earnings (Loss) per common share:
Basic and diluted	$0.08	$(0.03)	$0.19	$(0.04)

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,048	$404	$2,234	$930
Other comprehensive income (loss) items:
Net change in unrealized gain on available-for-sale securities	(140)	823	(887)	1,370
Reclassification adjustment for realized gains included in earnings	-	(83)	41	(83)
Total other comprehensive income (loss) items	(140)	740	(846)	1,287

Income tax effects	192	(776)	173	(767)
Total other comprehensive income (loss), net of tax	52	(36)	(673)	520
Comprehensive income	$1,100	$368	$1,561	$1,450

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at December 31, 2016	20,868	46,000	5,529,542	$123,755	$(27,028)	$(799)	$95,928

Net income	—	—	—	—	930	—	930
Issuance of common stock, net of issuance costs of $2	—	—	13,579	365	—	—	365
Other comprehensive loss, net of tax	—	—	—	—	—	520	520
Stock-based compensation	—	—	—	427	—	—	427
Options exercised	—	—	957	16	—	—	16
Preferred stock dividends	—	—	—	—	(1,147)	—	(1,147)

Balance at June 30, 2017	20,868	46,000	5,544,078	$124,563	$(27,245)	$(279)	$97,039

Balance at December 31, 2017	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	2,234	—	2,234
Issuance of common stock, net of issuance costs of $7	—	—	67,242	1,909	—	—	1,909
Other comprehensive loss, net of tax	—	—	—	—	—	(714)	(714)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Reclassification of unrealized loss on equity securities	—	—	—	—	(41)	41	—
Stock-based compensation	—	—	—	987	—	—	987
Preferred stock dividends	—	—	—	—	(1,123)	—	(1,123)

Balance at June 30, 2018	20,868	41,000	5,917,667	$132,785	$(26,226)	$(1,601)	$104,958

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$2,234	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,150	1,227
(Gain) Loss on disposal of premises and equipment	—	(24)
Deferred income tax expense	1,016	626
Total loss on sales/provision of other real estate owned	—	75
Stock-based compensation	987	427
Provision for credit losses	(187)	486
Net amortization of investment securities	107	13
Accretion of discounts on convertible subordinated debentures and promissory notes, net	—	(19)
Change in fair value of equity securities	11	—
Stock dividends received on correspondent bank stock	(76)	(52)
Increase in cash surrender value of company-owned life insurance	(199)	(212)
Net gain on mortgage loans sold	(2,610)	(1,323)
Net gain on sales of securities	—	(83)
Origination of mortgage loans held for sale	(244,645)	(91,273)
Proceeds from mortgage loans sold	235,061	89,933
Net changes in operating assets and liabilities:
Accounts receivable	88	1,070
Accrued interest receivable and other assets	(729)	(518)
Accrued interest payable and other liabilities	(858)	(504)
Net cash (used) provided by operating activities	(8,650)	779
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	9,545	9,774
Sales	—	22,507
Purchases	—	(33,968)
Purchase of correspondent bank stock	(1,846)	(2,929)
Purchases of premises and equipment	(168)	(370)
Payments received on promissory notes from related parties	3,701	—
Loan and note receivable originations and principal collections, net	(28,885)	(68,383)
Net cash used in investing activities	(17,653)	(73,369)
Cash flows from financing activities
Net change in deposits	27,625	19,049
Proceeds from Subordinated Notes issuances, net	—	285
Proceeds from the exercise of stock options	—	16
Proceeds from issuance of common stock, net	1,909	365
Settlement of restricted stock	(181)	—
Payments on Credit Note payable	—	(2,736)
Dividends paid on preferred stock	(1,123)	(1,147)
Payments to Federal Home Loan Bank Topeka borrowings	(126,200)	(140,683)
Proceeds from Federal Home Loan Bank Topeka borrowings	173,235	165,246
Net cash provided by financing activities	75,265	40,395

Net change in cash and cash equivalents	48,962	(32,195)
Cash and cash equivalents, beginning of year	9,502	62,685
Cash and cash equivalents, end of period	$58,464	$30,490
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$3,540	$2,522
Income tax payment, net of refunds received	$517	$105
Available-for-sale-reclass of equity securities	$703	$—
Reclass on equity securities	$52	$—
Supplemental noncash disclosures:
Expiration of convertible subordinated debentures	$—	$4,749

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation:  The consolidated financial statements include the accounts of First Western Financial, Inc. (“FWFI”), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly‑owned subsidiaries listed below (collectively referred to as the “Company”).

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the “Bank”), First Western Capital Management Company (“FWCM”), and Ryder, Stilwell Inc. (“RSI”). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly‑owned by FWFI: First Western Merger Corporation (“Merger Corp.”), and RRI, LLC (“RRI”). RSI and RRI and not active operating entities.

The Company provides a fully‑integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate customers principally in Colorado (metro Denver, Aspen, Boulder and Fort Collins), Arizona (Phoenix and Scottsdale), California (Los Angeles/Century City) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and where applicable, reporting practices prescribed for the banking and investment advisory industries. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2017 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2017.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results of the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the full year ending December 31, 2018. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Consolidation: The Company’s policy is to consolidate all majority‑owned subsidiaries in which it has a controlling financial interest and variable‑interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At June 30, 2018 and December 31, 2017, 71.9% and 73.5% of the Company’s loan portfolio is secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Subsequent Events:  On July 19, 2018, the Company completed its initial public offering of 2,271,250 shares of its common stock at a price of $19.00 per share, which included 296,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company.

Effective July 26, 2018 the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock. The aggregate redemption price for the preferred stock was $25.4 million, including accrued and unpaid dividends. In addition, the Company also redeemed effective July 26, 2018 all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The preferred stock and subordinated notes due 2020 were redeemed using the proceeds from the Company's recently completed initial public offering, which closed on July 23, 2018.  The Company previously received all necessary regulatory approvals for these redemptions.

Certain of our common stock holders received “Make Whole Rights” pursuant to an Investor Agreement in connection with the conversion of Series D preferred stock into common stock and our private placement conducted from August 2017 to February 2018, which entitled the holder of such Make Whole Rights to, among other things, receive additional shares of our common stock (referred to as “Make Whole Shares”) following the consummation of our initial public offering if the 10-day volume weighted average price (the “VWAP”) for our common stock commencing on the trading day that was 20 business days following the effective date of our initial public offering was less than $31.35 (referred to as the "Reference Price"). If our stock price was less than the Reference Price, for each share with Make Whole Rights we were required to issue a number of Make Whole Shares equal to the quotient of $31.35 divided by the Reference Price, minus one: provided, however, that the number of shares issued was capped at 0.5 Make Whole Shares per share of common stock with a Make Whole Right. The VWAP for our common stock for the period from August 15, 2018 through August 28, 2018 was $17.5627. As a result, 128,978 Make Whole Shares will be issued pursuant to the Make Whole Rights.

Recently issued accounting pronouncements:  The following reflect recent accounting pronouncements that have been adopted by the Company or pending pronouncements with updates to the expected impact since the end of the Company’s fiscal year ended December 31, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑9”). ASU 2014‑9 changes recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In applying the new guidance, an entity may use either a retrospective approach to each prior reporting period or a retrospective approach with the cumulative effect recognized at the date of initial application. ASU 2014‑09 was effective for the Company on January 1, 2018 and was adopted using the modified retrospective method. In evaluating the effects of the ASU 2014‑09 on its financial statements and disclosures, the Company has determined the following:

•	The primary revenue lines subject to ASU 2014‑09 is trust and investment management fees which represented 35.7% of total income before non‑interest expense in 2017.
•	The adoption of ASU 2014‑09 did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments—Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which amended existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in ASU 2016‑01 were effective for the Company beginning January 1, 2018, and for interim periods within that annual period. The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 11 - Fair Value measurement disclosures.

In February 2016, the FASB issued ASU 2016‑02, Lease Accounting (Topic 842) (“ASU 2016‑02”). Under ASU 2016‑02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet. ASU 2016‑02 will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016‑02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the effects of ASU 2016‑02 on its consolidated financial statements and disclosures, and anticipates recording right of use assets and lease liabilities in the consolidated balance sheet for its operating leases. Preliminarily, the Company expects the primary impact will relate to its office locations, which are operating leases. As of June 30, 2018, the Company has initial contractual future operating lease obligations for its leased office locations of $19.3 million.

In February 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016‑13”). ASU 2016‑13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held‑to‑maturity debt securities, and reinsurance receivables. It also applies to off‑balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative‑effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016‑13 will be effective for the Company on January 1, 2020. Upon adoption of the amendments within this update, the Company expects to make a cumulative‑effect adjustment to the opening balance of retained earnings and the allowance for loan losses in the year of adoption. The Company has formed a CECL committee that is assessing data and system requirements in order to evaluate the impact of adopting this new guidance. The Company is evaluating historical loan level data requirements necessary for the implementation of the CECL model, as well as various methodologies for determining expected credit losses. The Company is currently in the process of evaluating the impact the adoption of this update will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017‑01”), which amended existing guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluation whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The Company adopted ASU 2017‑01 on January 1, 2018, which did not have a material impact on the consolidated financial statements and disclosures.

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. treasury and federal agency	$250	$—	$(1)	$249
Government National Mortgage
Association (“GNMA”) mortgage-backed securities – residential	38,394	7	(1,948)	36,453
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	9,158	2	(453)	8,707
Corporate collateralized mortgage obligations and mortgage-backed securities	1,463	3	(2)	1,464
Small Business Investment Company	1,017	—	—	1,017
Total securities available-for-sale	$50,282	$12	$(2,404)	$47,890

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. treasury and federal agency	$250	$—	$(1)	$249
GNMA mortgage-backed securities – residential	42,001	27	(1,192)	40,836
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	9,736	13	(296)	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

At June 30, 2018, the amortized cost and estimated fair value of available‑for‑sale securities, excluding SBIC have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. As of June 30, 2018, equity mutual funds have been recorded at fair value within the other assets line item in the consolidated balance sheet with changes recorded in the other line item in the consolidated statement of income.

	Amortized	Fair
June 30, 2018	Cost	Value
Due after one year through five years	$687	$685
Mortgage-related securities (agency and collateralized mortgage obligations)	48,578	46,188
	$49,265	$46,873

At June 30, 2018 and December 31, 2017, securities with carrying values totaling $1.7 million and $23.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

At June 30, 2018 and December 31, 2017, thirty-two securities and twenty‑eight securities were in an unrealized loss position, with unrealized losses totaling $2.4 million and $1.6 million. Sixteen of the securities in an unrealized loss position at June 30, 2018 have been in a continuous unrealized loss position for more than twelve months, the remaining securities in a loss position have been in a continuous unrealized loss position for less than 12 months. The securities in unrealized loss positions are caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at June 30, 2018.

The following table summarizes securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and federal agency	$—	$—	$249	$(1)	$249	$(1)
GNMA mortgage-backed securities – residential	8,017	(299)	27,294	(1,649)	35,311	(1,948)
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	876	(6)	7,607	(447)	8,483	(453)
Corporate collateralized mortgage obligations and mortgage-backed securities	66	(2)	—	—	66	(2)
Total	$8,959	$(307)	$35,150	$(2,097)	$44,109	$(2,404)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. treasury and federal agency	$—	$—	$249	$(1)	$249	$(1)
GNMA mortgage-backed securities – residential	11,621	(237)	27,480	(955)	39,101	(1,192)
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	677	(2)	7,968	(294)	8,645	(296)
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	1,316	(50)	1,316	(50)
Equity mutual funds	—	—	703	(47)	703	(47)
Total	$12,298	(239)	37,716	(1,347)	50,014	(1,586)

The Company did not sell any securities during the three and six months ended June 30, 2018. The Company sold $22.5 million of securities and realized $0.1 million of gains and realized an immaterial amount of losses, from the sale of securities using the specific identification method for the three and six months ended June 30, 2017.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	June 30,	December 31,
	2018	2017
Cash, Securities and Other	$135,393	$131,756
Construction and Development	35,760	24,914
1-4 Family Residential	307,794	282,014
Non-Owner Occupied CRE	164,438	176,987
Owner Occupied CRE	98,393	92,742
Commercial and Industrial	99,711	104,284
Total loans	841,489	812,697
Deferred costs, net	1,155	992
Allowance for loan losses	(7,100)	(7,287)
Net loans	$835,544	$806,402

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of June 30, 2018 and December 31, 2017 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
June 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment

Cash, Securities and Other	$1,407	$3	$—	$1,410	$133,983	$135,393
Construction and Development	—	175	—	175	35,585	35,760
1-4 Family Residential	1,188	—	1,217	2,405	305,389	307,794
Non-Owner Occupied CRE	288	—	—	288	164,150	164,438
Owner Occupied CRE	—	—	—	—	98,393	98,393
Commercial and Industrial	—	—	1,835	1,835	97,876	99,711
Total	$2,883	$178	$3,052	$6,113	$835,376	$841,489

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Investment

Cash, Securities and Other	$50	$99	$—	$149	$131,607	$131,756
Construction and Development	—	—	—	—	24,914	24,914
1-4 Family Residential	1,250	—	2,388	3,638	278,376	282,014
Non-Owner Occupied CRE	750	—	—	750	176,237	176,987
Owner Occupied CRE	—	—	—	—	92,742	92,742
Commercial and Industrial	1,614	—	1,835	3,449	100,835	104,284
Total	$3,664	$99	$4,223	$7,986	$804,711	$812,697

At June 30, 2018 and December 31, 2017, the Company had one 1‑4 Family Residential loan totaling $1.2 million which is 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	June 30,	December 31,
	2018	2017
Non-accrual loans
Cash, Securities and Other	$—	$—
Construction and Development	—	—
1-4 Family Residential	—	1,171
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,835	1,835
Total	$1,835	$3,006

At June 30, 2018 and December 31, 2017, the non‑accrual loans listed above included one loan classified as a TDR with recorded investments totaling $1.8 million. Non‑accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	June 30,	December 31,
	2018	2017

Commercial and Industrial	$1,835	$1,835
Total	1,835	1,835
Allowance for loan associated with TDR	(1,040)	(722)
Net recorded investment	$795	$1,113

As of June 30, 2018 and December 31, 2017, the Company has not committed any additional funds to borrower with a loan classified as a TDR.

The Company did not modify any loans in a TDR during the three and six months ended June 30, 2018. The Company did not modify any loans in a TDR during the three month period ended June 30, 2017. The Company modified two loans in a TDR during the six month period ended June 30, 2017.

During the three months ended June 30, 2018 and the year ended December 31, 2017, a Commercial and Industrial loan which was classified as a TDR was not making payments in accordance with the modified terms and was placed on non‑accrual status in September 2017. During the three months ended June 30, 2017, two Commercial and Industrial loans in a TDR were settled. As of June 30, 2017 there were no loans classified as a TDR.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non‑impaired loans.

The following presents the Company’s recorded investment in impaired loans as of the periods presented (in thousands):

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
June 30, 2018	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,835	$—	$1,835	$1,040	$1,835	$1,835	$—
Total	$1,835	$—	$1,835	$1,040	$1,835	$1,835	$—

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
June 30, 2017	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$5,348	$3,459	$1,889	$459	$5,348	$5,443	$—
Total	$5,348	$3,459	$1,889	$459	$5,348	$5,443	$—

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
December 31, 2017	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,835	$—	$1,835	$722	$1,835	$1,066	$—
Total	$1,835	$—	$1,835	$722	$1,835	$1,066	$—

The recorded investment in loans in the previous tables, excludes accrued interest and deferred loan fees and costs due to their immateriality. Interest income, if any, was recognized on the cash basis.

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2018
Beginning balance	$969	$228	$2,334	$1,313	$724	$1,532	$7,100
Provision for (recovery of) credit losses	(35)	(1)	(377)	(114)	(98)	625	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100

Changes in allowance for loan losses for the six months ended June 30, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(132)	25	(326)	(234)	(125)	605	(187)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100

Allowance for loan losses at June 30, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,040	$1,040
Collectively	934	227	1,957	1,199	626	1,117	6,060
Ending balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100

Loans at June 30, 2018, evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,835	$1,835
Collectively	135,393	35,760	307,794	164,438	98,393	97,876	839,654
Ending balance	$135,393	$35,760	$307,794	$164,438	$98,393	$99,711	$841,489

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2017
Beginning balance	$838	$287	$1,849	$1,211	$485	$2,032	$6,702
Provision for (recovery of) credit losses	287	(25)	405	251	224	(880)	262
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	16	—	—	—	18
Ending balance	$1,127	$262	$2,270	$1,462	$709	$1,152	$6,982

Changes in allowance for loan losses for the six months ended June 30, 2017
Beginning balance	$846	$301	$1,833	$1,153	$476	$1,869	$6,478
Provision for (recovery of) credit losses	279	(39)	421	309	233	(717)	486
Charge-offs	—	—	—	—	—	—	—
Recoveries	2	—	16	—	—	—	18
Ending balance	$1,127	$262	$2,270	$1,462	$709	$1,152	$6,982

Allowance for loan losses at December 31, 2017 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$722	$722
Collectively	1,066	202	2,283	1,433	751	830	6,565
Ending balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287

Loans at December 31, 2017, evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,835	$1,835
Collectively	131,756	24,914	282,014	176,987	92,742	102,449	810,862
Ending balance	$131,756	$24,914	$282,014	$176,987	$92,742	$104,284	$812,697

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention—Loans classified as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non‑accrual status and may individually be evaluated for impairment if indicators of impairment exist.

Doubtful—Loans graded Doubtful are considered “classified” and have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, the amount of certainty of eventual loss is not known because of specific pending factors.

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2018 and December 31, 2017 (in thousands):

		Special
June 30, 2018	Pass	Mention	Substandard	Total

Cash, Securities and Other	$135,393	$—	$—	$135,393
Construction and Development	32,796	2,964	—	35,760
1-4 Family Residential	306,384	—	1,410	307,794
Non-Owner Occupied CRE	154,030	8,215	2,193	164,438
Owner Occupied CRE	98,393	—	—	98,393
Commercial and Industrial	91,331	—	8,380	99,711
Total	$818,327	$11,179	$11,983	$841,489

		Special
December 31, 2017	Pass	Mention	Substandard	Total

Cash, Securities and Other	$131,756	$—	$—	$131,756
Construction and Development	23,756	1,158	—	24,914
1-4 Family Residential	279,424	—	2,590	282,014
Non-Owner Occupied CRE	174,794	—	2,193	176,987
Owner Occupied CRE	92,742	—	—	92,742
Commercial and Industrial	93,624	114	10,546	104,284
Total	$796,096	$1,272	$15,329	$812,697

NOTE 4 - DEPOSITS

The following presents the Company’s interest bearing deposits at the dates noted (in thousands):

	June 30,	December 31,
	2018	2017
Money market deposit accounts	$394,759	$331,039
Time deposits	166,670	210,292
Negotiable order of withdrawal accounts	68,742	74,300
Savings accounts	1,346	1,801
Total interest bearing deposits	$631,517	$617,432
Aggregate time deposits of $250,000 or greater	$104,784	$136,741

Overdraft balances classified as loans totaled $0.1 million and $0.1 million at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2018 and December 31, 2017 amounted to $424.3 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company is was eligible to borrow an additional $202.4 million at June 30, 2018. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		June 30,	December 31,
Maturity Date	Rate %	2018	2017
August 3, 2018	2.11	$55,598	$8,563
October 31, 2018	1.75	10,000	10,000
August 26, 2020	1.94	10,000	10,000
		$75,598	$28,563

The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $13.0 million and $25.0 million. As of June 30, 2018 and December 31, 2017, there were no amounts outstanding on either of the federal funds lines.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 14). As of June 30, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Bank is party to credit‑related financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments may expire without being utilized. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Bank follows the same credit policies in making commitments as it does for on‑balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$34,505	$240,849	$42,971	$218,536
Standby letters of credit	$40	$23,607	$40	$15,532
Commitments to make loans to sell	$40,550	$—	$34,045	$—
Commitments to make loans	$950	$13,504	$4,596	$20,572

Unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unused lines of credit under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments if deemed necessary.

Litigation, Claims and Settlements

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based on advice from legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements. See Note 6 – Commitments and Contingencies.

NOTE 7 – SHAREHOLDERS EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

During the six months ended June 30, 2018 and 2017 the Company sold 67,242 and 13,579 shares of its common stock through two Private Placement Memorandums (“PPM”) resulting in proceeds to the Company of $1.9 million and $0.4 million, respectively (net of issuance costs of $0.1 million and an immaterial amount, respectively). The 67,242 shares issued during the six months ended June 30, 2018 included a Make Whole Right. See Note 1 – Organization and Summary of Significant Accounting Policies for further information relating to the Make Whole Right and the issuance of shares to the holders of the Make Whole Rights.

Stock‑Based Compensation Plans

As of June 30, 2018, there were a total of 606,183 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Inventive Plan (“the 2016 Plan”). As of June 30, 2018, if the 553,939 options outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will be transferred to the 2016 Plan and increase the number of shares eligible to be granted under the 2016 Plan to a maximum of 1,160,122 shares.

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018 and 2017, the Company recognized stock‑based compensation expense of $0.3 million and $0.4 million associated with stock options. As of June 30, 2018, the Company has $0.9 million of unrecognized stock‑based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted‑average period of approximately two and one quarter years.

The following summarizes activity for nonqualified stock options for the six months ended June 30, 2018:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	592,714	$29.24
Granted	—	—
Exercised	—	—
Forfeited or expired	(38,775)	26.50
Outstanding at end of period	553,939	$29.44	5.0	(a)
Options fully vested / exercisable at June 30, 2018	440,762	$30.92	4.5	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of June 30, 2018 and December 31, 2017, there were 440,762 and 458,942 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2021 and 2026.

Share Awards

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the six months ended June 30, 2018, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the six months ended June 30, 2018:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	179,990	20,840	21,467
Granted	20,587	—	—
Vested	(23,282)	—	—
Forfeited	(8,098)	(1,941)	(1,617)
Outstanding at end of period	169,197	18,899	19,850
Units fully vested at June 30, 2018	—	—	—

During the six month period ended June 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. Time Vesting Units with a five‑year service period were granted in 2018. There were 20,587 awards that vest in equal installments of 50% on the third and fifth anniversaries of the grant date assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2018 have a weighted‑average grant‑date fair value of $28.50 per unit. During the six months ended June 30, 2018, the Company recognized compensation expense of $0.5 million for the Time Vesting Units. As of June 30, 2018, there was $4.3 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted‑average period of four years.

Financial Performance Units

The Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. There were no Financial Performance Units granted during the six months ended June 30, 2018. As of June 30, 2018, the Company is accruing at the maximum threshold for 50% of the awards and the target threshold for the remainder. The maximum shares that can be issued at 150% as of June 30, 2018 was 28,348 shares. During the six month period ended June 30, 2018, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2018, there was $0.4 million of unrecognized compensation expense related to the Financial Performance Units which is expected to be recognized over a weighted‑average period of three and one-half years.

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. If the Company’s common stock is trading at or above certain prices, over a three‑year performance period ending on June 30, 2020, the Market Performance Units will be determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022.

At June 30, 2018, the likelihood an initial public offering would occur was outside the Company’s control. As such, the Company was not able to estimate a probability associated with meeting the Market Performance Units performance condition. Further, the existence of a market condition as a vesting requirement for the Market Performance Units affects the determination of the grant date fair value. Therefore, as of June 30, 2018, a grant date fair value had not been determined and zero stock‑based compensation expense for the Market Performance Units had been recognized. As of June 30, 2018, the value of unrecognized stock‑based compensation expense related to Market Performance Units which are unvested could not be determined. See Note 1 – Organization and Summary of Significant Accounting Policies – Subsequent Events for additional information regarding the Company’s initial public offering.

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings (loss) per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Earnings (loss) per common share - Basic
Numerator:
Net income	$1,048	$404	$2,234	$930
Dividends on preferred stock	(562)	(573)	(1,123)	(1,147)
Net income (loss) available for common shareholders	$486	$(169)	$1,111	$(217)

Denominator:
Basic weighted average shares	5,911,886	5,543,771	5,891,463	5,540,372
Earnings (loss) per common share - basic	$0.08	$(0.03)	$0.19	$(0.04)

Earnings (loss) per common share - Diluted
Numerator:
Net income	$1,048	$404	$2,234	$930
Dividends on preferred stock	(562)	(573)	(1,123)	(1,147)
Net income (loss) available for common shareholders	$486	$(169)	$1,111	$(217)

Denominator:
Basic weighted average shares	5,911,886	5,543,771	5,891,463	5,540,372
Diluted effect of common stock equivalents:
Stock options	32,643	—	31,291	—
Time Vesting Units	13,958	—	22,261	—
Financial Performance Units	16,355	—	9,758	—
Restricted Stock Awards	6,579	—	5,264	—
Total diluted effect of common stock equivalents	69,535	—	68,574	—
Diluted weighted average shares	5,981,421	5,543,771	5,960,037	5,540,372
Earnings (loss) per common share - diluted	$0.08	$(0.03)	$0.19	$(0.04)

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of June 30, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Period Ended June 30,
	2018	2017

Stock options	207,700	660,539
Convertible Preferred D shares	151,700	170,200
Time Vesting Units	—	188,531
Financial Performance Units	—	24,014
Market Performance Units	—	24,650
Total potentially dilutive securities	359,400	1,067,934

NOTE 9 - INCOME TAXES

During the three and six months ended June 30, 2018 the Company recorded an income tax provision of $0.3 million and $0.7 million, respectively, reflecting an effective tax rate of 24.3% and 24.0%, respectively. During the three and six months ended June 30, 2017 the Company recorded an income tax provision of $0.2 million and $0.5 million, respectively, reflecting an effective tax rate of 34.0% and 35.1%, respectively. The decrease in the effective tax rate was as a result of the change in corporate tax rates in December 2017.

NOTE 10 – RELATED‑PARTY TRANSACTIONS

The Company granted loans to principal officers and directors and their affiliates, which are deemed related parties. At June 30, 2018 and December 31, 2017, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	June 30, 2018	December 31, 2017
Balance, beginning of year	$14,077	$10,268
Funded loans	183	8,119
Payments collected	(10,401)	(4,310)
Changes in related parties	—	—
Balance, end of year	$3,859	$14,077

Deposits from related parties held by the Bank at June 30, 2018 and December 31, 2017 totaled $42.1 million and $53.1 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the six months ended June 30, 2018 and 2017, the Company incurred $0.1 million and $0.1 million, respectively, of expense related to this lease.

The Company also has a note receivable from a former executive officer totaling $2.1 million as of June 30, 2018. The note bears interest at the Prime rate per annum (5.00% at June 30, 2018). The note from the former executive officer that matured on April 30, 2018 was extended to August 30, 2018. The Company has a note receivable from an executive officer and former executive officer totaling $5.8 million, in the aggregate, as of December 31, 2017. These amounts are included in the promissory notes from related parties on the accompanying consolidated balance sheet.

NOTE 11 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

There were no transfers between levels during 2018 or 2017. The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Interest Rate Locks and Forward Delivery Commitments:  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the commitment related to the loan is locked. The fair value estimate is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date (Level 3).

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument are accounted for within the consolidated statements of income.

The following presents assets measured on a recurring basis at June 30, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. treasury and federal agency	$249	$—	$—	$249
GNMA mortgage-backed securities – residential	—	36,453	—	36,453
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	—	8,707	—	8,707
Corporate collateralized mortgage obligations and mortgage-backed securities	—	1,464	—	1,464
SBIC	—	1,017	—	1,017
Total securities available-for-sale	$249	$47,641	$—	$47,890
Equity securities not available-for-sale	$692	$—	$—	$692
Interest rate lock and forward delivery commitments	$—	$1,408	$—	$1,408

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. treasury and federal agency	$249	$—	$—	$249
GNMA mortgage-backed securities – residential	—	40,836	—	40,836
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	—	9,453	—	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	—	1,479	—	1,479
SBIC	—	930	—	930
Equity mutual fund	703	—	—	703
Total securities available-for-sale	$952	$52,698	$—	$53,650
Interest rate lock and forward delivery commitments	$—	$665	$—	$665

Mutual funds and U.S. Treasury notes are reported at fair value utilizing Level 1 inputs. Collateralized Mortgage Obligations (“CMOs”) issued by U.S. government sponsored entities and agencies—residential are reported at fair value with Level 2 inputs provided by a pricing service. As of June 30, 2018 and December 31, 2017, the majority of the CMOs have credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, the Federal National Mortgage Association or the Small Business Administration. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Other real estate owned is evaluated monthly for additional impairment and adjusted accordingly.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Impaired loans are evaluated monthly for additional impairment and adjusted accordingly.

Appraisals for both collateral‑dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry‑wide statistics.

The following presents assets measured on a nonrecurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$795	$795
Total impaired loans	$—	$—	$795	$795

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$1,113	$1,113
Total impaired loans	$—	$—	$1,113	$1,113

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At June 30, 2018, other real estate owned remained unchanged from December 31, 2017. As of December 31, 2017, other real estate owned at fair value had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At June 30, 2018, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.8 million with valuation allowances of $1.0 million and were classified as Level 3. As of December 31, 2017, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.8 million with valuation allowances of $0.7 million and were classified as Level 3. Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at June 30, 2018 and December 31, 2017.

Impaired loans accounted for provisions for loan losses of $0.3 million for the three and six month periods ended June 30, 2018.

The following presents carrying amounts and estimated fair values for financial instruments as of June 30, 2018 and December 31, 2017 (in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$58,464	$58,464	$—	$—
Securities available-for-sale	47,890	249	47,641	—
Loans, net	835,544	—	—	810,863
Mortgage loans held for sale	35,064	—	35,064	—
Correspondent bank stock	3,477	N/A	N/A	N/A
Accrued interest receivable	2,565	—	2,565	—
Promissory notes, net	2,125	—	—	2,125
Other assets	692	692	—	—
Liabilities:
Deposits	$843,742	$—	$844,474	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	75,598	—	76,077	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,662
2012 Subordinated notes – fixed rate	6,875	—	—	6,857
Accrued interest payable	231	—	231	—

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,502	$9,502	$—	$—
Securities available-for-sale	53,650	952	52,698	—
Loans, net	806,402	—	—	822,392
Mortgage loans held for sale	22,940	—	22,940	—
Correspondent bank stock	1,555	N/A	N/A	N/A
Accrued interest receivable	2,421	—	2,421	—
Promissory notes, net	5,792	—	—	5,792
Liabilities:
Deposits	$816,117	$—	$821,059	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	28,563	—	29,108	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,893
2012 Subordinated notes – fixed rate	6,875	—	—	7,129
Accrued interest payable	197	—	197	—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 on a prospective basis. The estimated fair values carried at cost at December 31, 2017 were based on an entry price notion. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 12 - SEGMENT REPORTING

The Company’s reportable segments consist of Wealth Management, Capital Management, and Mortgage. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax.

The Wealth Management segment consists of operations relative to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services.

The Capital Management segment consists of operations relative to the Company’s institutional investment management services over proprietary fixed income, high yield, and equity strategies, including the advisor of three owned, managed, and rated mutual funds. Capital management products and services are financial in nature for which revenues are based on a percentage of assets under management or paid premiums.

The Mortgage segment consists of operations relative to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized net of expenses, upon the sale of mortgage loans to third parties.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three and six months ended June 30, 2018 and 2017 (in thousands):

Three Months Ended June 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$9,505	$-	$-	$9,505
Total interest expense	1,928	-	-	1,928
Provision for loan losses	-	-	-	-
Net-interest income	7,577	-	-	7,577
Non-interest income	4,680	845	1,367	6,892
Total income	12,257	845	1,367	14,469
Depreciation and amortization expense	321	132	124	577
All other non-interest expense	10,025	1,080	1,402	12,507
Income before income tax	$1,911	$(367)	$(159)	$1,385

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$1,001,191	$10,318	$35,064	$1,046,573

Six Months Ended June 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$18,511	$-	$-	$18,511
Total interest expense	3,574	-	-	3,574
Provision for loan losses	(187)	-	-	(187)
Net-interest income	15,124	-	-	15,124
Non-interest income	9,844	1,706	2,634	14,184
Total income	24,968	1,706	2,634	29,308
Depreciation and amortization expense	641	262	247	1,150
All other non-interest expense	20,165	2,276	2,779	25,220
Income before income tax	$4,162	$(832)	$(392)	$2,938

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$1,001,191	$10,318	$35,064	$1,046,573

Three Months Ended June 30, 2017	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$8,104	$-	$-	$8,104
Total interest expense	1,437	-	-	1,437
Provision for loan losses	262	-	-	262
Net-interest income	6,405	-	-	6,405
Non-interest income	4,616	1,106	767	6,489
Total income	11,021	1,106	767	12,894
Depreciation and amortization expense	470	139	-	609
All other non-interest expense	9,570	1,244	859	11,673
Income before income tax	$981	$(277)	$(92)	$612

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$929,254	$13,084	$10,679	$953,017

Six Months Ended June 30, 2017	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$15,650	$-	$-	$15,650
Total interest expense	2,719	-	-	2,719
Provision for loan losses	486	-	-	486
Net-interest income	12,445	-	-	12,445
Non-interest income	9,038	2,179	1,322	12,539
Total income	21,483	2,179	1,322	24,984
Depreciation and amortization expense	949	278	-	1,227
All other non-interest expense	18,452	2,531	1,340	22,323
Income before income tax	$2,082	$(630)	$(18)	$1,434

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$929,254	$13,084	$10,679	$953,017

NOTE 13 - SUPPLEMENTAL FINANCIAL DATA

Other non‑interest expense as shown in the consolidated statements of income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other income (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
Other non-interest expense	2018	2017	2018	2017
Corporate development and related	$336	$328	$621	$647
Loan and deposit related	206	231	409	325
Office supplies and deliveries	53	61	113	128
Other	61	21	92	52
	$656	$641	$1,235	$1,152

NOTE 14 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of June 30, 2018, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations for the Bank provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The standard ratios established by the Bank’s primary regulators to measure capital require the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital (“CET 1”), Tier 1 capital and total capital (as defined in the regulations) to risk‑weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of June 30, 2018, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. At June 30, 2018, required ratios including the capital conservation buffer were (i) CET 1 of 6.375%; (ii) a Tier 1 capital ratio of 7.875%; and (iii) a total capital ratio of 9.875%.

As of June 30, 2018 and December 31, 2017, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since June 30, 2018, the Company believes have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it is subject as of June 30, 2018 and December 31, 2017.

The following presents the actual and required capital amounts and ratios as of June 30, 2018 and December 31, 2017 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$82,335	10.17%	$36,426	4.5%	$52,615	6.5%
Consolidated	57,402	7.04	36,691	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	82,335	10.17	48,568	6.0	64,757	8.0
Consolidated	76,821	9.42	48,922	6.0	N/A	N/A
Total capital to risk-weighted assets
Bank	89,584	11.07	64,757	8.0	80,947	10.0
Consolidated	98,799	12.12	65,229	8.0	N/A	N/A
Tier 1 capital to average assets
Bank	82,335	8.37	39,339	4.0	49,174	5.0
Consolidated	76,821	7.74	39,719	4.0	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$77,879	9.81%	$35,719	4.5%	$51,595	6.5%
Consolidated	52,703	6.56	36,132	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	77,879	9.81	47,626	6.0	63,501	8.0
Consolidated	70,573	8.79	48,176	6.0	N/A	N/A
Total capital to risk-weighted assets
Bank	85,304	10.75	63,501	8.0	79,377	10.0
Consolidated	93,903	11.70	64,234	8.0	N/A	N/A
Tier 1 capital to average assets
Bank	77,879	8.27	37,659	4.0	47,073	5.0
Consolidated	70,573	7.41	38,101	4.0	N/A	N/A

NOTE 15 – REVENUE

There was no impact to the Company’s consolidated financial statements upon adoption of ASU 2014‑09 and a cumulative effect adjustment to opening retained earnings was not deemed necessary. Trust and investment management fees are included within non‑interest income and is considered in‑scope of Topic 606 and discussed below.

Trust and investment management fees

Trust and investment management fees are earned for providing trust and investment services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees are earned with respect to investment management contracts. Receivables are recorded on the consolidated balance sheet in the accounts receivable line item.

All of the trust and investment management income on the consolidated statement of operations for the three months ended June 30, 2018 is considered in‑scope of Topic 606.

*****

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and six months ended June 30, 2018 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act, as amended, on July 19, 2018, related to our initial public offering. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in the prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on July 19, 2018 and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We target entrepreneurs, professionals and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners and portfolio managers, under the leadership of a local chairman and/or president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, technology support, human capital and accounting/finance services, which we refer to as support centers.

From 2004, when we opened our first profit center, until June 30, 2018, we have expanded our footprint into nine full service profit centers, two mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the six months ended June 30, 2018, we had $1.0 billion in total assets, $29.3 million in total revenues and provided fiduciary and advisory services on $5.4 billion of assets under management (“AUM”).

Primary Factors Used to Evaluate the Results of Operations

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our consolidated balance sheet and income statement as well as various financial ratios that are commonly used in our industry. The primary factors we use to evaluate our results of operations include net interest income, non-interest income and non-interest expense.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income on interest-earning assets, primarily loans and available-for-sale securities. We incur interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on loans, available-for-sale securities and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.

Non‑Interest Income

Non‑interest income primarily consists of the following:

•

Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.

•

Net mortgage gains—gain on originating and selling mortgages, origination fees, and lender credits, less commissions to loan originators, borrower credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

•

Banking fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.

•

Risk management (insurance) fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients' wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.

•

Income on company‑owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.

Non‑Interest Expense

Non‑interest expense is comprised primarily of the following:

•

Salaries and employee benefits—include all forms of compensation related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.

•

Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.

•

Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.

•

Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
•

Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.

•

Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.

•	Amortization—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
•

Provision for losses on OREO—represents the change in the holding value, or in the reserve balance on other real estate owned, or OREO, properties representing a change in the carrying value of the asset.

•

Other operational expenses—includes costs related to expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within wealth management, capital management and mortgage segments. We measure the profitability of each segment based on a post-allocation basis as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 12 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

Primary Factors Used to Evaluate our Balance Sheet

The primary factors we use to evaluate our balance sheet include asset and liability levels, asset quality, capital, liquidity, and potential profit production of assets.

We manage our asset levels to ensure our lending initiatives are efficiently and profitably supported and to ensure we have the necessary liquidity and capital to meet the required regulatory capital ratios. Funding needs are evaluated and forecasted by communicating with clients, reviewing loan maturity and draw expectations, and projecting new loan opportunities.

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, non‑accrual, non‑performing and restructured assets, the adequacy of our allowance for loan losses, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of non‑deposit funding used to fund assets, the availability of unused funding sources and off‑balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors.

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. During the first quarter of 2015, the Bank adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, CET 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased in over a four-year period beginning January 1, 2016. At June 30, 2018, our Bank capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

Three months ended June 30, 2018 compared with the three months ended June 30, 2017. For the three months ended June 30, 2018, our income before income tax was $1.4 million, a $0.8 million, or 126.3%, increase from June 30, 2017. For the three months ended June 30, 2018, income before income tax increased primarily as a result of a $0.9 million, or 13.6%, increase in net interest income and an increase of $0.4 million, or 6.2%, in non-interest income compared to the three months ended June 30, 2017. The increase in non-interest income was primarily a result of a $86.2 million increase in mortgage loans funded, which resulted in a $0.6 million increase in net gain on mortgage loans sold during the three months ended June 30, 2018 compared to June 30, 2017. For the three months ended June 30, 2018, net income was $1.0 million, a $0.6 million, or 159.4% increase compared to the three months ended June 30, 2017. As a result of paying dividends to preferred shareholders, we reported income available to common shareholders of $0.5 million for the three months ended June 30, 2018, compared to a loss available to common shareholders for June 30, 2017 of $0.2 million.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017. For the six months ended June 30, 2018, our income before income tax was $2.9 million, a $1.5 million, or 104.9%, increase from June 30, 2017. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, income before income tax increased primarily as a result of a $2.0 million, or 15.5%, increase in net interest income and an increase of $1.6 million, or 13.1%, in non-interest income. The increase in non-interest income was primarily a result of a $153.4 million increase in mortgage loans funded, which resulted in a $1.3 million increase in net gain on mortgage loans sold during the six months ended June 30, 2018 compared to June 30, 2017. For the six months ended June 30, 2018, net income was $2.2 million, which is an increase over 2017 of $1.3 million, or 140.2%. Subsequent to paying dividends to preferred shareholders, we reported income available to common shareholders of $1.1 million for the six months ended June 30, 2018, compared to a loss available to common shareholders for June 30, 2017 of $0.2 million.

Net Interest Income

Three months ended June 30, 2018 compared with the three months ended June 30, 2017. For the three months ended June 30, 2018, net interest income, before the provision for loan losses, was $7.6 million, an increase of $0.9 million, or 13.6%, compared to the three months ended June 30, 2017. This increase was partially attributable to a $123.9 million increase in average outstanding loan balances since June 30, 2017, along with an increase in our average yield on loans to 4.34% from 4.09% for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, our net interest margin was 3.29% and our net interest spread was 2.96%. For the three months ended June 30, 2017, our net interest margin was 3.10% and our net interest spread was 2.88%.

Six months ended June 30, 2018 compared with the six months ended June 30, 2017. For the six months ended June 30, 2018, compared to the six months ended June 30, 2017, net interest income, before the provision for loan losses, increased $2.0 million, or 15.5%, to $14.9 million. This increase was partially attributable to a $114.6 million increase in average outstanding loan balances since June 30, 2017, along with an increase in our average yield on loans to 4.27% for the six months ended June 30, 2018 from 3.95% for the six months ended June 30, 2017. For the six months ended June 30, 2018, our net interest margin was 3.27% and our net interest spread was 2.97%. For the six months ended June 30, 2017, our net interest margin was 3.01% and our net interest spread was 2.79%.

The increase in average loans outstanding for the three and six months ended June 30, 2018 compared to June 30, 2017 was primarily due to growth in our 1-4 family residential loans and commercial and industrial loans. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average investment balances maintained for the three and six months ended June 30, 2018 compared to the same periods in 2017. Our average available-for-sale securities balance during the three months ended June 30, 2018 was $49.8 million, a decrease of $66.2 million from the three months ended June 30, 2017. Our average available-for-sale securities balance during the six months ended June 30, 2018 was $50.8 million, a decrease of $59.7 million from the six months ended June 30, 2017. The decrease was primarily a result of sales of securities to support funding and liquidity needs with the growth in loans outstanding.

Interest expense on deposits increased during the three and six months ended June 30, 2018 compared to the same periods in 2017, driven primarily by a rising rate environment, which resulted in increases in rates on depository accounts, as well as the impact of an increase in average interest‑bearing deposit accounts of $19.8 million and $23.7 million for the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. We also incurred interest expense associated with our issuance of the subordinated notes due 2020 and 2026.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$35,550	$150	1.69%	$27,326	$65	0.95%
Available-for-sale securities(2)	49,821	281	2.26%	116,057	667	2.30%
Loans(3)	829,944	9,011	4.34%	706,009	7,217	4.09%
Promissory notes from related parties	5,305	63	4.75%	10,441	155	5.94%
Interest-earning assets(4)	920,620	9,505	4.13%	859,833	8,104	3.77%
Mortgage loans held-for-sale(5)	31,570	301	3.81%	8,805	84	3.82%
Total interest-earning assets, plus loans held-for-sale	952,190	9,806	4.12%	868,638	8,188	3.77%
Allowance for loan losses	(7,100)			(6,728)
Noninterest-earning assets	73,245			87,458
Total assets	$1,018,335			$949,368
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$588,916	$1,411	0.96%	$569,146	$889	0.62%
Federal Home Loan Bank Topeka borrowings	54,185	260	1.92%	55,620	192	1.38%
Convertible subordinated debentures	—	—	—%	4,717	86	7.29%
Subordinated notes	13,435	257	7.65%	13,435	257	7.65%
Term Promissory Note	—	—	—%	990	13	5.25%
Total interest-bearing liabilities	656,536	1,928	1.17%	643,908	1,437	0.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	249,085			200,795
Other liabilities	7,875			6,287
Total noninterest-bearing liabilities	256,960			207,082
Shareholders’ equity	104,839			98,378
Total liabilities and shareholders’ equity	$1,018,335			$949,368
Net interest rate spread(6)			2.96%			2.88%
Net interest income(7)		$7,577			$6,667
Net interest margin(8)			3.29%			3.10%

	As of and For the Six Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$35,960	$277	1.54%	$30,936	$133	0.86%
Available-for-sale securities(2)	50,777	558	2.20%	110,456	1,259	2.28%
Loans(3)	821,292	17,548	4.27%	706,669	13,957	3.95%
Promissory notes from related parties	5,529	128	4.63%	10,427	301	5.77%
Interest-earning assets(4)	913,558	18,511	4.05%	858,488	15,650	3.65%
Mortgage loans held-for-sale(5)	25,029	501	4.00%	7,622	150	3.94%
Total interest-earning assets, plus loans held-for-sale	938,587	19,012	4.05%	866,110	15,800	3.65%
Allowance for loan losses	(7,135)			(6,649)
Noninterest-earning assets	72,537			71,579
Total assets	$1,003,989			$931,040
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$592,015	$2,571	0.87%	$568,282	$1,700	0.60%
Federal Home Loan Bank Topeka borrowings	54,847	490	1.79%	41,665	297	1.43%
Convertible subordinated debentures	—	—	—%	4,736	167	7.05%
Subordinated notes	13,435	513	7.64%	13,344	512	7.67%
Term Promissory Note	—	—	—%	1,762	43	4.88%
Total interest-bearing liabilities	660,297	3,574	1.08%	629,789	2,719	0.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	232,127			197,387
Other liabilities	7,464			6,257
Total noninterest-bearing liabilities	239,591			203,644
Shareholders’ equity	104,101			97,607
Total liabilities and shareholders’ equity	$1,003,989			$931,040
Net interest rate spread(6)			2.97%			2.79%
Net interest income(7)		$14,937			$12,931
Net interest margin(8)			3.27%			3.01%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)

Mortgage loans held‑for‑sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net mortgage gain line in the income statement. These balances are excluded from the margin calculations in these tables.

(6)	Net interest spread is the average yield on interest‑earning assets (excludes mortgage loans held‑for‑sale) minus the average rate on interest‑bearing liabilities.
(7)	Net interest income is income earned on interest-earning assets, which does not include interest earned on mortgage loans held‑for‑sale.
(8)	Net interest margin is equal to net interest income divided by average interest‑earning assets (excludes mortgage loans held‑for‑sale).

The following tables present the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held-for-sale) and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Compared to 2017			Compared to 2017
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$35	$50	$85	$39	$105	$144
Available-for-sale securities	(374)	(12)	(386)	(656)	(45)	(701)
Loans	1,346	448	1,794	2,449	1,142	3,591
Promissory notes from related parties	(61)	(31)	(92)	(113)	(60)	(173)
Total increase in interest income	$946	$455	$1,401	$1,719	$1,142	$2,861
Interest-bearing liabilities:
Interest-bearing deposits	47	475	522	103	768	871
Federal Home Loan Bank Topeka borrowings	(7)	75	68	118	75	193
Convertible subordinated debentures	—	(86)	(86)	—	(167)	(167)
Subordinated notes	—	—	—	3	(2)	1
Term promissory note	—	(13)	(13)	—	(43)	(43)
Total increase in interest expense	$40	$451	$491	$224	$631	$855
Increase in net interest income	$906	$4	$910	$1,495	$511	$2,006

Non‑Interest Income

Three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, non-interest income increased $0.4 million, or 6.2%, to $6.9 million. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, non-interest income increased $1.6 million, or 13.1%, to $14.2 million.  The increase in non-interest income during three and six months ended June 30, 2018 was primarily a result of increases of $86.2 million and $153.4 million, respectively, in mortgage loans funded, which resulted in a $0.6 million and $1.3 million increase, respectively, in net gain on mortgage loans sold compared to the same periods in 2017, as a result of increased mortgage originations and sales driven by our purchase of EMC Holdings, LLC (“EMC”) in September 2017.

The table below presents the significant categories of our non-interest income for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest income:
Trust and investment management fees	$4,689	$4,810	$(121)	(2.5)%
Net gain on mortgage loans sold	1,359	771	588	76.3%
Banking fees	455	553	(98)	(17.7)%
Risk management (insurance) fees	284	165	119	72.1%
Income on company-owned life insurance	105	107	(2)	(1.9)%
Net gain on sale of securities	—	83	(83)	(100.0)%
Total non-interest income	$6,892	$6,489	$403	6.2%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest income:
Trust and investment management fees	$9,643	$9,583	$60	0.6%
Net gain on mortgage loans sold	2,610	1,323	1,287	97.3%
Banking fees	1,065	1,000	65	6.5%
Risk management (insurance) fees	667	338	329	97.3%
Income on company-owned life insurance	199	212	(13)	(6.1)%
Net gain on sale of securities	—	83	(83)	(100.0)%
Total non-interest income	$14,184	$12,539	$1,645	13.1%

Trust and investment management fees— For the three and six months ended June 30, 2018 compared to the same periods in 2017, our trust and investment management fees increased in the wealth management segment by $0.1 million and $0.5 million, or 3.8% and 7.2%, respectively, while our trust and investment management fees declined within our capital management segment by $0.3 million and $0.5 million, or 23.6% and 21.7%, respectively.

Net gain on mortgage loans sold— For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, our net gain on mortgage loans sold increased by $0.6 million, or 76.3%, to $1.4 million. For the three months ended June 30, 2018 and 2017, our average net gain on sale was 108 and 164 basis points, respectively, on loans sold. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, our net gain on mortgage loans sold increased by $1.3 million, or 97.3%, to $2.6 million. For the six months ended June 30, 2018 and 2017, our average net gain on sale was 111 and 147 basis points, respectively, on loans sold. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans sold for the three and six month periods was primarily related to an increase in origination volume in 2018 compared to 2017. The decline in margin is primarily related to competitive pricing year over year.

Risk management (insurance) fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies, and fees from the trailing annuity revenue streams. During the three and six months ended June 30, 2018, we recognized $0.3 million and $0.7 million, respectively of risk management fees as compared to $0.2 million and $0.3 million, respectively for the same periods in 2017. The increase in 2018 was attributed to an increase in the size and number of client policies placed.

Provision for Credit Losses

The provision for 2018 was driven by the consistent application of our methodology for estimating credit losses. For the three months ended June 30, 2018, we did not record a provision for credit loss. For the six months ending June 30, 2018, we released $0.2 million for our provision for credit loss as result of a reduction in our loan loss factors applied to our non-individually evaluated loan pools as a result of lower charge-offs over the corresponding look-back period utilized in our provision calculation, partially offset by an increase in specific provisions. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest expense:
Salaries and employee benefits	$7,660	$6,831	$829	12.1%
Occupancy and equipment	1,527	1,516	11	0.7%
Technology and information systems	1,000	937	63	6.7%
Professional services	1,008	1,160	(152)	(13.1)%
Data processing	687	647	40	6.2%
Marketing	316	366	(50)	(13.7)%
Amortization of other intangible assets	230	184	46	25.0%
Other operational	656	641	15	2.3%
Total non-interest expense	$13,084	$12,282	$802	6.5%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest expense:
Salaries and employee benefits	$15,840	$13,371	$2,469	18.5%
Occupancy and equipment	3,012	2,965	47	1.6%
Technology and information systems	2,063	1,835	228	12.4%
Professional services	1,832	1,893	(61)	(3.2)%
Data processing	1,327	1,270	57	4.5%
Marketing	601	695	(94)	(13.5)%
Amortization of other intangible assets	460	369	91	24.7%
Other operational	1,235	1,152	83	7.2%
Total non-interest expense	$26,370	$23,550	$2,820	12.0%

Generally, the increases in non-interest expense of 6.5% and 12.0% to $13.1 million and $26.4 million for the three months and six months ended June 30, 2018, respectively, was due to an increase in expenses, particularly salaries and employee benefits, resulting from the asset purchase of EMC in September 2017.

During the six months ended June 30, 2018, we made several changes to streamline our operations and improve profitability, including consolidating administrative roles and reducing salaries and office space capacity. The consolidation of administrative roles resulted in a headcount reduction of 16 full-time equivalent employees, or 6.1% of our total headcount. We recorded pre-tax salary expense relating to these employees of $0.3 million and $0.7 million in the three and six months ended June 30, 2018, respectively. In addition, we recorded pre-tax severance costs of $0.1 million and $0.2 million in the three and six months ended June 30, 2018, respectively.

Professional services—The decrease in professional services during the three month period is primarily related to decreases in legal and audit fees associated with our capital raising activities.

Technology and information systems—Technology and information system costs during the six month period increased primarily as a result of an increase in information security, compliance, and other technology related infrastructure costs.

Income Tax

During the three and six months ended June 30, 2018 the Company recorded an income tax provision of $0.3 million and $0.7 million, reflecting an effective tax rate of 24.3% and 24.0%. During the three and six months ended June 30, 2017 the Company recorded an income tax provision of $0.2 million and $0.5 million, reflecting an effective tax rate of 34.0% and 35.1%, respectively. The decrease in the effective tax rate for the three and six month period ended June 30, 2018 was due to the change in corporate tax rates in December 2017 as a result of the passing of the Tax Cuts and Jobs Act of 2017, (the “Tax Reform Act”) in December 2017.

Segment Reporting

We have three reportable operating segments: wealth management, capital management and mortgage. Our wealth management segment consists of operations relating to our fully integrated wealth management business. Services provided by our wealth management segment include deposit, loan, insurance, and trust and investment management advisory products and services. Our capital management segment consists of operations relating to our institutional investment management services over proprietary fixed income, high yield and equity strategies, including acting as the advisor of three owned, managed and rated proprietary mutual funds. Capital management products and services are financial in nature, with revenues generally based on a percentage of assets under management or paid premiums. Our mortgage segment consists of operations relating to the origination and sale of residential mortgage loans. Mortgage products and services are financial in nature, with gains and fees recognized net of expenses, upon the sale of mortgage loans to third parties. Services provided by our mortgage segment include soliciting, originating and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the wealth management segment, as this segment provides on-going services to our clients.

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,257	$845	$1,367	$14,469	$24,968	$1,706	$2,634	$29,308
Income before taxes	$1,911	$(367)	$(159)	$1,385	$4,162	$(832)	$(392)	$2,938
Profit margin	15.6%	(43.4)%	(11.6)%	9.6%	16.7%	(48.8)%	(14.9)%	10.0%

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$11,021	$1,106	$767	$12,894	$21,483	$2,179	$1,322	$24,984
Income before taxes	$981	$(277)	$(92)	$612	$2,082	$(630)	$(18)	$1,434
Profit margin	8.9%	(25.0)%	(12.0)%	4.7%	9.7%	(28.9)%	(1.4)%	5.7%

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$9,505	$8,104	$1,401	17.3%
Total interest expense	1,928	1,437	491	34.2%
Provision for loan losses	—	262	(262)	(100.0)%
Net interest income	7,577	6,405	1,172	18.3%
Non-interest income	4,680	4,616	64	1.4%
Total income	12,257	11,021	1,236	11.2%
Depreciation and amortization expense	321	470	(149)	(31.7)%
All other non-interest expense	10,025	9,570	455	4.8%
Income before income tax	$1,911	$981	$930	94.8%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,001,191	$929,254	$71,937	7.7%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$18,511	$15,650	$2,861	18.3%
Total interest expense	3,574	2,719	855	31.4%
Provision for loan losses	(187)	486	(673)	(138.5)%
Net interest income	15,124	12,445	2,679	21.5%
Non-interest income	9,844	9,038	806	8.9%
Total income	24,968	21,483	3,485	16.2%
Depreciation and amortization expense	641	949	(308)	(32.5)%
All other non-interest expense	20,165	18,452	1,713	9.3%
Income before income tax	$4,162	$2,082	$2,080	99.9%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,001,191	$929,254	$71,937	7.7%

The wealth management segment reported income before income tax of $1.9 million and $4.2 million for the three and six months ended June 30, 2018, respectively, compared to $1.0 million and $2.1 million, respectively, for the same periods in 2017. The increase is primarily related to increases in the average volume of our interest-earning assets and yield in the three and six months ended June 30, 2018 compared to the same periods in 2017. During the three months ended June 30, 2018 average loans increased $123.9 million and the yield on total interest-earning assets increased to 4.13% from 3.77%, compared to the same period in 2017. During the six months ended June 30, 2018 average loans increased $114.6 million and the yield on total interest-earning assets increased to 4.05% from 3.65% compared to the same period in 2017. The increase in non-interest income of $0.1 million and $0.8 million for the three and six months ended June 30, 2018, respectively, is primarily due to an increase in assets under management compared to the same periods in 2017. The increase in other non-interest expense of $0.5 million and $1.7 million during the three and six month periods ended June 30, 2018, respectively, is primarily due to an increase in audit and internet technology infrastructure costs and salaries and benefits related to health insurance premiums in 2018 and stock-based compensation awards granted to associates in 2017.

Capital Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	845	1,106	(261)	(23.6)%
Total income	845	1,106	(261)	(23.6)%
Depreciation and amortization expense	132	139	(7)	(5.0)%
All other non-interest expense	1,080	1,244	(164)	(13.2)%
Income before income tax	(367)	(277)	(90)	32.5%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$10,318	$13,084	$(2,766)	(21.1)%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	1,706	2,179	(473)	(21.7)%
Total income	1,706	2,179	(473)	(21.7)%
Depreciation and amortization expense	262	278	(16)	(5.8)%
All other non-interest expense	2,276	2,531	(255)	(10.1)%
Income before income tax	(832)	(630)	(202)	32.1%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$10,318	$13,084	$(2,766)	(21.1)%

The capital management segment reported a loss before income tax of $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, compared to a loss of $0.3 million and $0.6 million, respectively, for the same periods in 2017. The decrease in non-interest income is the result of the liquidation of several closed relationships in the three and six month periods ended June 30, 2018 compared to 2017. We continue to work on operational changes to reduce redundancy and improve profitability within the capital management segment.

Mortgage

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	1,367	767	600	78.2%
Total income	1,367	767	600	78.2%
Depreciation and amortization expense	124	—	124	100.0%
All other non-interest expense	1,402	859	543	63.2%
Loss before income tax	(159)	(92)	(67)	72.8%
Goodwill	$—	$—	$—	—%
Identifiable assets	$35,064	$10,679	$24,385	228.3%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	2,634	1,322	1,312	99.2%
Total income	2,634	1,322	1,312	99.2%
Depreciation and amortization expense	247	—	247	100.0%
All other non-interest expense	2,779	1,340	1,439	107.4%
Loss before income tax	(392)	(18)	(374)	2,077.8%
Goodwill	$—	$—	$—	—%
Identifiable assets	$35,064	$10,679	$24,385	228.3%

The mortgage segment reported a loss before income tax of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, compared to a loss of $0.1 million and less than $0.1 million, respectively, for the same periods in 2017. The overall increase in non-interest income and non-interest expense is related to an increase in the origination of mortgage loans sold and related operations as a result of the acquisition of the assets of EMC in September 2017. We continue to work on operational changes to reduce redundancy and improve profitability the mortgage segment. Additionally, during the three and six months ended June 30, 2018, we incurred $0.1 million and $0.2 million, respectively, of compensation expenses related to the purchase accounting treatment of the stock and cash consideration paid to the sole member of EMC and we recorded $0.1 million and $0.2 million of amortization expense related to the sole member’s covenant not to compete for the three and six months ended June 30, 2018, respectively, compared to recording no such expense in 2017.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	As of June 30,	As of December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$58,464	$9,502	$48,962	515.3%
Investments	47,890	53,650	(5,760)	(10.7)%
Loans	842,644	813,689	28,955	3.6%
Allowance for loan losses	(7,100)	(7,287)	187	(2.6)%
Loans, net of allowance	835,544	806,402	29,142	3.6%
Mortgage loans held for sale	35,064	22,940	12,124	52.9%
Promissory notes, net of discount	2,125	5,792	(3,667)	(63.3)%
Goodwill & intangibles, net	25,584	26,044	(460)	(1.8)%
Company owned life insurance	14,515	14,316	199	1.4%
Other assets	27,387	31,013	(3,626)	(11.7)%
Total assets	$1,046,573	$969,659	$76,914	7.9%
Deposits	$843,742	$816,117	$27,625	3.4%
Borrowings	89,033	41,998	47,035	112.0%
Other liabilities	8,840	9,698	(858)	(8.8)%
Total liabilities	941,615	867,813	73,802	8.5%
Total shareholders’ equity	104,958	101,846	3,112	3.1%
Total liabilities and shareholders’ equity	$1,046,573	$969,659	$76,914	7.9%

Cash and cash equivalents increased by $49.0 million, or 515.3%, to $58.5 million at June 30, 2018 compared to December 31, 2017. During the same period, investments declined by $5.8 million, or 10.7%, to $47.9 million at June 30, 2018. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $29.0 million, or 3.6%, from December 31, 2017 to $842.6 million at June 30, 2018. The increase was primarily due to our continued organic growth in our market areas and growth in our residential mortgage and construction loans.

Mortgage loans held for sale increased $12.1 million, or 52.9%, to $35.1 million at June 30, 2018 compared to December 31, 2017. This was primarily due to the acquisition of EMC in September 2017, resulting in increased mortgage originations.

Promissory notes, net of discount, decreased $3.7 million from December 31, 2017 to June 30, 2018 due to redemption of one of the notes in June 2018.

Goodwill and intangible assets, net decreased by $0.5 million at June 30, 2018 compared to December 31, 2017 due to amortization on our intangible assets.

In conjunction with our segment analysis for the reporting period ended December 31, 2017, we performed a goodwill impairment test and determined there was no goodwill impairment in any of our reporting units. As of December 31, 2017, we believe there are no reporting units at risk of failing "step 1" of the goodwill impairment test. However, as of December 31, 2017, the Capital Management Reporting Unit had an estimated fair value that was not substantially in excess of the carrying value of the reporting unit. We used the income and market approaches to estimate the fair value of the reporting unit that exceeded the carrying value ranging from 13% to 39% for Capital Management. As of December 31, 2017, Capital Management had approximately $8.8 million of allocated goodwill.

To estimate the fair value of our reporting units, we use an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. As required, these assumptions, judgments, and estimates are updated during our annual impairment testing in October. If management determines these assumptions, judgments and estimates have substantially and negatively changed, they may be updated prior to the annual testing date. During the six months ended June 30, 2018, no negative events occurred that management considered to be an indicator of impairment that would require testing goodwill and indefinite lived intangible assets for impairment prior to our regular annual testing.

Other assets decreased by $3.6 million, or 11.7%, from December 31, 2017 to $27.4 million at June 30, 2018. This was primarily related to the settlement of investment security transactions in January 2018 that were executed in December 2017.

Total deposits increased $27.6 million, or 3.4%, to $843.7 million at June 30, 2018 compared to December 31, 2017. During the same period, total interest-bearing deposits increased $14.1 million, or 2.3%, to $631.5 million at June 30, 2018 and noninterest-bearing deposits increased $13.5 million, or 6.8% to $212.2 million, at June 30, 2018.

Money market deposit accounts increased $63.7 million, or 19.2%, to $394.8 million at June 30, 2018 compared to December 31, 2017. Certificates of deposit and other time deposit accounts decreased $43.6 million, or 20.7%, from December 31, 2017 to $166.7 million at June 30, 2018. Interest-bearing deposit accounts decreased $5.6 million, or 7.5%, to $68.7 million from December 31, 2017 to June 30, 2018. The decrease in certificate of deposit accounts was primarily due to the maturity of a $17.4 million public deposit during the six months ended June 30, 2018.

From December 31, 2017 to June 30, 2018 total borrowings increased $47.0 million, or 112.0%, to $89.0 million at June 30, 2018. The increase was attributable to a $47.0 million balance on our Federal Home Loan bank (“FHLB”) line of credit at June 30, 2018 compared to a $8.6 million balance at December 31, 2017.

Total shareholders' equity increased $3.1 million, or 3.1%, from December 31, 2017 to $105.0 million at June 30, 2018. The increase is primarily due to the sale of common stock through a private placement offering of $1.9 million, $1.0 million of stock-based compensation charges, and net income of $2.2 million. These increases were partially offset by the payment of $1.1 million of dividends on our preferred stock, a $0.7 million increase in the unrealized loss on our available-for-sale investments, and $0.2 million of share awards settled.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in millions)	2018	2017	2018	2017
Managed Trust Balance at Beginning of Period	$1,408	$1,235	$1,438	$1,213
New relationships	1	5	3	6
Closed relationships	(2)	(2)	(4)	(15)
Contributions	16	16	31	24
Withdrawals	(30)	(17)	(114)	(81)
Market change, net	49	49	88	139
Ending Balance	$1,442	$1,286	$1,442	$1,286
Yield*	0.19%	0.18%	0.18%	0.19%

Directed Trust Balance at Beginning of Period	$756	$680	$714	$652
New relationships	-	8	37	8
Closed relationships	-	-	-	-
Contributions	16	13	19	25
Withdrawals	(16)	(13)	(19)	(26)
Market change, net	53	16	58	45
Ending Balance	$809	$704	$809	$704
Yield*	0.07%	0.05%	0.07%	0.05%

Investment Agency Balance at Beginning of Period	$1,974	$2,043	$2,100	$2,055
New relationships	27	22	48	59
Closed relationships	(73)	(68)	(180)	(181)
Contributions	46	141	97	275
Withdrawals	(67)	(130)	(147)	(296)
Market change, net	16	44	5	140
Ending Balance	$1,923	$2,052	$1,923	$2,052
Yield*	0.71%	0.73%	0.75%	0.72%

Custody Balance at Beginning of Period	$421	$389	$374	$335
New relationships	-	5	1	5
Closed relationships	(7)	-	(7)	(1)
Contributions	15	21	98	85
Withdrawals	(18)	(59)	(66)	(77)
Market change, net	6	25	17	34
Ending Balance	$417	$381	$417	$381
Yield*	0.03%	0.04%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$799	$733	$748	$671
New relationships	-	-	52	31
Closed relationships	(9)	(75)	(30)	(75)
Contributions	27	20	51	37
Withdrawals	(17)	(12)	(32)	(23)
Market change, net	25	21	36	46
Ending Balance	$825	$687	$825	$687
Yield*	0.20%	0.21%	0.19%	0.20%

Total Assets Under Management at Beginning of Period	5,358	5,080	5,374	4,926
New relationships	28	40	141	109
Closed relationships	(91)	(145)	(221)	(272)
Contributions	120	211	296	446
Withdrawals	(148)	(231)	(378)	(503)
Market change, net	149	155	204	404
Total Assets Under Management	$5,416	$5,110	$5,416	$5,110
Yield*	0.35%	0.38%	0.36%	0.38%

* Trust & investment management fees divided by period-end balance.

Assets under management increased $58.0 million and $30.0 million, or 1.1% and 1.0% for the three months ending June 30, 2018 and 2017, respectively. Assets under management increased $42.0 million and $184.0 million, or 1.0% and 3.7%, to $5.4 billion and $5.1 billion for the six months ending June 30, 2018 and 2017, respectively. The increase in these periods are primarily due to large contributions and market gains. These increases in 2018 were partially offset by closed accounts within one profit center due to attrition associated with the relationship of a prior president. The increases in 2017 were partially offset by several large investment agency accounts that closed, primarily at our capital management segment.

Available for sale securities

Investments we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. All our investments in securities were classified as available-for-sale for the periods presented below. The carrying values of our investment securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders' equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of June 30, 2018:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. treasury and federal agency	$250	$—	$(1)	$249
Government National Mortgage Association (“GNMA”) mortgage-backed securities—residential	38,394	7	(1,948)	36,453
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	9,158	2	(453)	8,707
Corporate collateralized mortgage obligations and mortgage-backed securities	1,463	3	(2)	1,464
Small Business Investment Company	1,017	—	—	1,017
Total securities available-for-sale	$50,282	$12	$(2,404)	$47,890

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2017:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. treasury and federal agency	$250	$—	$(1)	$249
GNMA mortgage-backed securities—residential	42,001	27	(1,192)	40,836
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	9,736	13	(296)	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

The following tables represent the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of June 30, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale:
U.S. treasury and federal agency	$250	—%	$—	—%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	38,394	1.89%
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	—	—	437	0.03	—	—	8,721	0.43%
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	—	—	—	—	1,463	0.08%
Total available for sale	$250	—%	$437	0.03%	$—	—%	$48,578	2.40%

	Maturity as of December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale:
U.S. treasury and federal agency	$250	—%	$—	—%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	42,001	1.88%
Collateralized mortgage obligations issued by U.S. government sponsored entities and agencies	—	—	—	—	—	—	9,736	0.45%
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	—	—	—	—	1,529	0.06%
Total available for sale	$250	—%	$—	—%	$—	—%	$53,266	2.39%

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Loan Portfolio

Our primary source of interest income is derived through interest earned on loans to high net worth individuals, and their related commercial interests. Our senior lending and credit team consists of seasoned, experienced personnel and we believe that our officers are well versed in the types of lending in which we are engaged. Underwriting policies and decisions are managed centrally and the approval process is tiered based on loan size, making the process consistent, efficient and effective. The management team and credit culture demands prudent, practical, and conservative approaches to all credit requests in compliance with the loan policy guidelines to ensure strong credit underwriting practices.

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2018 and December 31, 2017, we had mortgage loans held for sale of $35.1 million and $22.9 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	As of June 30,		As of December 31,
	2018		2017
(Dollars in thousands)	$	%	$	%
Cash, Securities and Other	$135,393	16.2%	$131,756	16.2%
Construction and Development	35,760	4.2%	24,914	3.1%
1 - 4 Family Residential	307,794	36.6%	282,014	34.7%
Non-Owner Occupied CRE	164,438	19.5%	176,987	21.8%
Owner Occupied CRE	98,393	11.7%	92,742	11.4%
Commercial and Industrial	99,711	11.8%	104,284	12.8%
Total loans held for investment(1)	$841,489	100%	$812,697	100%
Total loans held for sale	$35,064		$22,940

(1)	Loans held for investment exclude deferred costs, net of $1.2 million and $1.0 million as of June 30, 2018 and December 31, 2017, respectively.
•

Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers' employment prospects, income levels, and overall economic sentiment.

•

Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.

•

1‑4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.

•

Commercial Real Estate, Owner Occupied and Non‑Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.

•

Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of June 30, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,372	$111,493	$10,528	$135,393
Construction and Development	2,859	30,738	2,163	35,760
1 - 4 Family Residential	1,217	142,058	164,519	307,794
Non-Owner Occupied CRE	11,337	78,221	74,880	164,438
Owner Occupied CRE	2,149	32,588	63,656	98,393
Commercial and Industrial	5,136	77,545	17,030	99,711
Total loans	$36,070	$472,643	$332,776	$841,489
Amounts with fixed rates	$14,019	$252,126	$149,005	$415,150
Amounts with floating rates	22,051	220,517	183,771	426,339
Total loans	$36,070	$472,643	$332,776	$841,489

	As of December 31, 2017
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$1,775	$120,866	$9,115	$131,756
Construction and Development	1,959	21,591	1,364	24,914
1 - 4 Family Residential	5,926	129,511	146,577	282,014
Non-Owner Occupied CRE	750	97,990	78,247	176,987
Owner Occupied CRE	—	29,152	63,590	92,742
Commercial and Industrial	6,728	77,269	20,287	104,284
Total loans	$17,138	$476,379	$319,180	$812,697
Amounts with fixed rates	$6,274	$258,233	$169,950	$434,457
Amounts with floating rates	10,864	218,146	149,230	378,240
Total loans	$17,138	$476,379	$319,180	$812,697

Non-performing Assets

Non-performing assets include loans past due 90 days or more and still accruing interest, non-accrual loans, and other real estate owned (“OREO”). The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses.

For the three and six month period ended June 30, 2018 and 2017, the amount of lost interest for non-accrual loans was immaterial.

We had $3.7 million in non-performing assets as of June 30, 2018 compared to $4.9 million as of December 31, 2017. The $1.2 million decrease in our non-performing assets was primarily a result of $1.2 million in 1-4 family residential loans that were paid in 2018.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of June 30,	As of December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans by category
Cash, Securities and Other	$—	$—
Construction and Development	—	—
1 - 4 Family Residential	—	1,171
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,835	1,835
Total non-accrual loans	1,835	3,006
TDRs still accruing	—	—
Accruing loans 90 or more days past due	1,217	1,217
Total non-performing loans	3,052	4,223
OREO	658	658
Total non-performing assets	$3,710	$4,881
Ratio of non-performing loans to total loans(1)	0.36%	0.52%
Ratio of non-performing assets to total assets	0.35%	0.50%
Allowance as a percentage of non-performing loans	232.63%	172.55%

(1)	Excludes loans held for sale of $35.1 million and $22.9 million as of June 30, 2018 and December 31, 2017, respectively.

Potential Problem Loans

We categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk on a quarterly basis, which are segregated into the following definitions for risk ratings:

Special Mention—Loans classified as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.

Substandard—Substandard loans are considered "classified" and are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and are evaluated for impairment.

Doubtful—Loans graded Doubtful are considered "classified" and have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, the amount or certainty of eventual loss is not known because of specific pending factors.

Loans not meeting any of the three criteria above are considered to be pass-rated loans.

As of June 30, 2018 and December 31, 2017 non-accrual loans of $1.8 million and $3.0 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of June 30, 2018				As of December 31, 2017
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$135,393	$—	$—	$135,393	$131,756	$—	$—	$131,756
Construction and Development	32,796	2,964	—	35,760	23,756	1,158	—	24,914
1 - 4 Family Residential	306,384	—	1,410	307,794	279,424	—	2,590	282,014
Non-Owner Occupied CRE	154,030	8,215	2,193	164,438	174,794	—	2,193	176,987
Owner Occupied CRE	98,393	—	—	98,393	92,742	—	—	92,742
Commercial and Industrial	91,331	—	8,380	99,711	93,624	114	10,546	104,284
Total	$818,327	$11,179	$11,983	$841,489	$796,096	$1,272	$15,329	$812,697

Allowance for Loan Losses

The allowance for loan losses is established through a provision for credit losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and dollar volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2018	2017	2018	2017
Average loans outstanding(1)(2)	$829,944	$706,009	$821,292	$706,669
Gross loans outstanding at end of period(3)	$842,644	$741,252	$842,644	$741,252
Allowance for loan losses at beginning of period	$7,100	$6,702	$7,287	$6,478
Provision for (recovery of) loan losses	—	262	(187)	486
Charge offs:
Cash, Securities and Other	—	—	—	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Cash, Securities and Other	—	2	—	2
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	16	—	16
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	—	18	—	18
Net charge-offs (recoveries)	—	(18)	—	(18)
Allowance for loan losses at end of period	$7,100	$6,982	$7,100	$6,982
Ratio of allowance to end of period loan	0.84%	0.94%	0.84%	0.94%
Ratio of net charge-offs to average loans(1)	—%	—%	—%	—%

(1)	Average balances are average daily balances.

(2)

Excludes average outstanding balances of loans held for sale of $31.6 million and $8.8 million for the three months ending June 30, 2018 and 2017, respectively and $25.0 million and $7.6 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Excludes loans held for sale of $35.1 million and $10.7 million as of June 30, 2018 and June 30, 2017, respectively.

The following tables represent the allocation of the allowance for loan losses among loan categories and other summary information. The allocation for loan losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of June 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$934	16.2%	$1,066	16.2%
Construction and development	227	4.2%	202	3.1%
1 - 4 Family Residential	1,957	36.6%	2,283	34.7%
Non-Owner Occupied CRE	1,199	19.5%	1,433	21.8%
Owner Occupied CRE	626	11.7%	751	11.4%
Commercial and Industrial	2,157	11.8%	1,552	12.8%
Total allowance for loan losses	$7,100	100%	$7,287	100%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Reform Act, our deferred tax assets, which are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized, was reduced by $1.2 million. As a result of book and tax basis differences, our deferred tax assets for the six months ended June 30, 2018 decreased $1.0 million from December 31, 2017.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), business and personal demand deposit accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $27.6 million, or 3.4%, to $843.7 million at June 30, 2018 from December 31, 2017. Total average deposits for the three months ended June 30, 2018 were $838.0 million, an increase of $68.1 million, or 8.8%, compared to $769.9 million as of June 30, 2017. Total average deposits for the six months ended June 30, 2018 were $824.1 million, an increase of $58.5 million, or 7.6%, compared to $765.7 million as of June 30, 2017. The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2018 and 2017 was driven primarily by an increase in market rates and competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending June 30,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$335,405	1.05%	$282,882	0.54%
Demand deposit accounts	77,289	0.21%	70,676	0.08%
Certificates and other time deposits > $250k	154,357	1.36%	194,054	1.08%
Certificates and other time deposits < $250k	20,066	1.00%	19,939	0.75%
Total time deposits	174,423	1.12%	213,993	0.92%
Savings accounts	1,799	—%	1,595	—%
Total interest-bearing deposits	588,916	0.96%	569,146	0.62%
Noninterest-bearing accounts	249,085		200,795
Total deposits	$838,001	0.67%	$769,941	0.46%

	As of and For the Six Month Period Ending June 30,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$329,339	0.93%	$279,473	0.46%
Demand deposit accounts	76,350	0.18%	70,084	0.23%
Certificates and other time deposits > $250k	157,100	1.36%	187,487	1.08%
Certificates and other time deposits < $250k	27,427	1.00%	29,689	0.75%
Total time deposits	184,527	1.05%	217,176	0.90%
Savings accounts	1,799	0.11%	1,549	—%
Total interest-bearing deposits	592,015	0.87%	568,282	0.60%
Noninterest-bearing accounts	232,127		197,387
Total deposits	$824,142	0.62%	$765,669	0.44%

Average noninterest-bearing deposits to average total deposits was 29.7% and 26.1% for the three months ended June 30, 2018 and 2017, respectively, and 28.2% and 25.8% for the six months ended June 30, 2018 and 2017, respectively.

Our average cost of funds was 0.84% and 0.68% during the three months ended June 30, 2018 and 2017, respectively, and 0.79% and 0.65% during the six months ended June 30, 2018 and 2017, respectively. The increase in our cost of funds for 2018 from 2017 was primarily due to an increase in our average rates on interest-bearing deposits to 0.96% during the three months ended June 30, 2018 compared to 0.62% in 2017 and to 0.87% during the six months ended June 30, 2018 compared to 0.60% in 2017. This increase is primarily due to the impact of a rising rate environment.

Total money market accounts as of June 30, 2018 were $394.8 million, an increase of $63.7 million, or 19.2%, compared to $331.0 million as of December 31, 2017. This increase was primarily due to us transferring cash balances to manage liquidity.

Total certificates and other time deposits as of June 30, 2018 were $166.7 million, a decrease of $43.6 million, or 20.7%, over December 31, 2017.

The following table represents the amount of certificates of deposit by time remaining until maturity as of June 30, 2018:

	As of June 30, 2018
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$35,278	$10,434	$24,147	$34,926	$104,785
Other	9,085	15,564	32,912	4,324	61,885
Total	$44,363	$25,998	$57,059	$39,250	$166,670

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2018 and December 31, 2017, borrowings totaled $89.0 million and $42.0 million, respectively. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Borrowings
Federal Home Loan Bank Topeka borrowings	$75,598	$28,563
Subordinated notes	13,435	13,435
	$89,033	$41,998

FHLB Topeka. We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2018 and December 31, 2017 amounted to $424.3 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $202.4 million at June 30, 2018.

As of and for the
Six Months Ending
June 30,
(Dollars in thousands)	2018
Short-term borrowings:
Maximum outstanding at any month-end during the period	$56,128
Balance outstanding at end of period	$55,598
Average outstanding during the period	$34,847
Average interest rate during the period	1.75%
Average interest rate at the end of the period	1.79%

As of June 30, 2018 and December 31, 2017, we had two unsecured federal funds lines of credit with up to $13.0 million and $25.0 million, respectively, available to us under such federal funds lines. As of June 30, 2018 and December 31, 2017, there were no amounts drawn on either federal funds line.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

Liquidity and Capital Resources

Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which primarily contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds primarily include borrowing from FHLB Topeka and from correspondent banks.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.

	Average	Average
	Percentage for the	Percentage for the
	Three Month	Six Month
	Period Ended	Period Ended
	June 30,	June 30,
	2018	2018
Sources of Funds:
Deposits:
Noninterest-bearing	24.47%	23.12%
Interest-bearing	57.83%	58.97%
Federal Home Loan Bank Topeka borrowings	5.32%	5.46%
Convertible subordinated debentures	—%	—%
Subordinated notes	1.32%	1.34%
Promissory and Credit Note	—%	—%
Other liabilities	0.77%	0.74%
Shareholders’ equity	10.29%	10.37%
Total	100%	100%
Uses of Funds:
Total loans	80.80%	81.09%
Available-for-sale securities	4.89%	5.06%
Mortgage loans held for sale	3.10%	2.49%
Promissory notes from related parties	0.52%	0.55%
Interest-bearing deposits in other financial institutions	3.49%	3.58%
Non-interest earning assets	7.20%	7.23%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	29.72%	28.17%
Average loans to average deposits	99.04%	99.65%
Total interest-bearing deposits to total deposits	70.28%	71.83%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans and available‑for‑sale securities. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders' equity increased by $3.1 million, or 3.1%, to $105.0 million at June 30, 2018, compared to December 31, 2017. This increase was primarily the result of the sale of 67,242 shares of common stock through a private placement for $1.9 million in cash, $1.0 million of stock-based compensation and $2.2 million in net earnings for the period. These increases were partially offset by the payment of $1.1 million of dividends on our preferred stock, other comprehensive loss of $0.7 million, and $0.2 million of share awards settled.

We are subject to various regulatory capital adequacy requirements at a consolidated level and the bank level. These requirements are administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Capital levels are viewed as important indicators of an institution's financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2018 and December 31, 2017, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	June 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$82,335	10.17%	$77,879	9.81%
Consolidated Company	57,402	7.04%	52,703	6.56%
Tier 1 capital to risk-weighted assets
Bank	82,335	10.17%	77,879	9.81%
Consolidated Company	76,821	9.42%	70,573	8.79%
Total capital to risk-weighted assets
Bank	89,584	11.07%	85,304	10.75%
Consolidated Company	98,799	12.12%	93,903	11.70%
Tier 1 capital to average assets
Bank	82,335	8.37%	77,879	8.27%
Consolidated Company	76,821	7.74%	70,573	7.41%

Contractual Obligations and Off‑Balance Sheet Arrangements

We enter into credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments may expire without being utilized. Our exposure to credit loss is represented by the contractual amount of these commitments, although material losses are not anticipated. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of June 30, 2018
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
FHLB Topeka	$65,598	$10,000	$—	$—	$75,598
Subordinated notes	—	6,875	—	6,560	13,435
Total	$65,598	$16,875	$—	$6,560	$89,033

The following tables present financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	June 30,		December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$34,505	$240,849	$42,971	$218,536
Standby letters of credit	$40	$23,607	$40	$15,532
Commitments to make loans to sell	$40,550	$—	$34,045	$—
Commitments to make loans	$950	$13,504	$4,596	$20,572

We may enter into contracts for services in the conduct of ordinary business operations, which may require payment for services to be provided in the future and may contain penalty clauses for early termination of the contracts. We do not believe these off-balance sheet arrangements have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. However, there can be no assurance that such arrangements will not have an effect on future operations.

Subsequent Events

On July 19, 2018, the Company completed its initial public offering of 2,271,250 shares of its common stock at a price of $19.00 per share, which included 296,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company.

Effective July 26, 2018 the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock. The aggregate redemption price for the preferred stock was $25.4 million, including accrued and unpaid dividends. In addition, the Company also redeemed effective July 26, 2018 all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The preferred stock and subordinated notes due 2020 were redeemed using the proceeds from the Company's recently completed initial public offering, which closed on July 23, 2018.  The Company previously received all necessary regulatory approvals for these redemptions.

Certain of our common stock holders received “Make Whole Rights” pursuant to an Investor Agreement in connection with the conversion of Series D preferred stock into common stock and our private placement conducted from August 2017 to February 2018, which entitled the holder of such Make Whole Rights to, among other things, receive additional shares of our common stock (referred to as “Make Whole Shares”) following the consummation of our initial public offering if the 10-day volume weighted average price (the “VWAP”) for our common stock commencing on the trading day that was 20 business days following the effective date of our initial public offering was less than $31.35 (referred to as the "Reference Price"). If our stock price was less than the Reference Price, for each share with Make Whole Rights we were required to issue a number of Make Whole Shares equal to the quotient of $31.35 divided by the Reference Price, minus one: provided, however, that the number of shares issued was capped at 0.5 Make Whole Shares per share of common stock with a Make Whole Right. The VWAP for our common stock for the period from August 15, 2018 through August 28, 2018 was $17.5627. As a result, 128,978 Make Whole Shares will be issued pursuant to the Make Whole Rights.

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in lending, investing and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes.

Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within established guidelines of acceptable levels of risk-taking.

Interest rate risk is addressed by our board of directors. The board monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

Our exposure to interest rate risk is reviewed at least quarterly by the board of directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our board of directors, the board of directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

The following tables summarize the sensitivity in net interest income and fair value of equity over the periods indicated, using a parallel ramp scenario.

	As of June 30, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	6.65%	(7.25)%	1.95%	(2.94)%
200	5.41%	(2.46)%	1.85%	0.56%
100	3.24%	0.21%	1.76%	2.16%
Base	—%	—%	—%	—%
−100	(1.46)%	(2.92)%	(7.74)%	(10.59)%

The model simulations as of June 30, 2018 imply that our balance sheet is more asset sensitive compared to our balance sheet as of December 31, 2017. The change to a more asset sensitive position over the period is primarily driven by a reduction in the deposit beta assumptions embedded in the model to reflect current trends and management’s expectations going forward.

Although the simulation model is useful in identifying potential exposure to interest rate changes, actual results for net interest income and economic value of equity may differ. There are a variety of factors that can impact the outcomes such as timing and magnitude of interest rate changes, asset and liability mix, pre-payment speeds, and decay rates that differ from our projections. Additionally, the results do not account for actions implemented to manage our interest rate risk exposure.

Impact of Inflation

Our consolidated financial statements and related notes included within this prospectus have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Our assets and liabilities are substantially monetary in nature. Therefore, changes in interest rates can significantly impact on our performance beyond the general effects of inflation. Interest rates do not necessarily move in the same direction or magnitude as prices of general goods and services, while other operating expenses can be correlated with the impact of general levels of inflation.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements. See Note 6 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on July 19, 2018.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2018, subsequent to the period covered by this Form 10-Q, we sold 2,271,250 shares of our common stock in our initial public offering, including 296,250 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate estimated net proceeds of approximately $32.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, which are not yet finalized. In addition, certain selling shareholders participated in the offering and sold an aggregate of 349,473 shares of our common stock at an aggregate gross proceeds of $6.6 million. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-225719), which was declared effective by the SEC on July 18, 2018. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. Keefe, Bruyette & Woods, Inc., a Stifel Company and Stephens Inc., acted as joint book-running managers for the offering. Sandler O’Neill + Partners, L.P. acted as co-manager for the offering.

The offering commenced on July 18, 2018, did not terminate until the sale of all of the shares offered, and was closed on July 23, 2018. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus, filed with the SEC on July 19, 2018 pursuant to Rule 424(b)(4). Effective July 26, 2018, the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock.  The aggregate redemption price for the preferred stock was $25.4 million, including accrued and unpaid dividends. In addition, the Company also redeemed effective July 26, 2018 all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The preferred stock and subordinated notes due 2020 were redeemed using the proceeds from the Company's recently completed initial public offering, which closed on July 23, 2018.  The Company previously received all necessary regulatory approvals for these redemptions. We intend to use the remaining net proceeds to support our organic growth and for general corporate purposes, including maintenance of our required regulatory capital.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

August 30, 2018	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

August 30, 2018	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer