Form 10-Q
period 2018-09-30
First Western Financial Inc
filed 2018-11-08
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 5, 2018
Common Stock, no par value	7,968,420

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Geographic concentration in Colorado, Arizona, Wyoming and California;
•	Changes in the economy affecting real estate values and liquidity;
•	Our ability to continue to originate residential real estate loans and sell such loans;
•	Risks specific to commercial loans and borrowers;
•	Claims and litigation pertaining to our fiduciary responsibilities;
•	Competition for investment managers and professionals;
•	Fluctuation in the value of our investment securities;
•	The soundness of certain securities brokerage firms;
•	The terminable nature of our investment management contracts;
•	Changes to the level or type of investment activity by our clients;
•	Investment performance, in either relative or absolute terms;
•	Changes in interest rates;
•	The adequacy of our allowance for credit losses;
•	Weak economic conditions and global trade;
•	Legislative changes or the adoption of tax reform policies;
•	External business disruptors in the financial services industry;
•	Liquidity risks;
•	Our ability to maintain a strong core deposit base or other low-cost funding sources;

•	Continued positive interaction with and financial health of our referral sources;
•	Retaining our largest trust clients;
•	Our ability to achieve our strategic objectives;
•	Competition from other banks, financial institutions and wealth and investment management firms;
•	Our ability to implement our internal growth strategy;
•	Our ability to manage the risks associated with our anticipated growth;
•	The acquisition of other banks and financial services companies;
•	Integration risks and other unknown risks;
•	The accuracy of estimates and assumptions;
•	Our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	Our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	Technological change;
•	Our ability to attract and retain clients and key associates;
•	Natural disasters;
•	Environmental liabilities;
•	New lines of business or new products and services;
•	The accuracy of information from customers and counterparties;
•	Regulation of the financial services industry;
•	Compliance with laws and regulations, supervisory actions, the Dodd-Frank Act, capital requirements, the Bank Secrecy Act, anti-money laundering laws, and other statutes and regulations;
•	Regulatory scrutiny related to our commercial real estate loan portfolio;
•	Compliance with future and existing laws designed to protect consumers;
•	The enactment of regulations relating to privacy, information security and data protection;
•	Legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	The development of an active, liquid market for our common stock;
•	Fluctuations in the market price of our common stock;
•	Potential impairment of goodwill recorded on our balance sheet;

•	Actual or anticipated issuances or sales of our common stock in the future;
•	Our ability to manage the obligations and costs associated with being a public company;
•	Material weaknesses in our internal control over financial reporting;
•	The initiation and continuation of securities analysts coverage of the Company;
•	Our management and board of directors have significant control over our business;
•	The use of the net proceeds to us from the recent initial public offering of our common stock;
•	Future issuances of debt securities;
•	Our ability to manage our existing and future indebtedness;
•	Future issuances of preferred stock and its impact on our common stock;
•	Available cash flows from the Bank; and
•	Other factors that are discussed in “Part II – Other Information – Item 1A - Risk Factors.”

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
	(UNAUDITED)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,232	$1,370
Interest-bearing deposits in other financial institutions	69,186	8,132
Total cash and cash equivalents	70,418	9,502

Available-for-sale securities	45,492	53,650
Correspondent bank stock, at cost	2,392	1,555
Mortgage loans held for sale	19,238	22,940
Loans, net of allowance of $7,118 and $7,287	850,199	806,402
Promissory notes from related parties	—	5,792
Premises and equipment, net	6,263	6,777
Accrued interest receivable	2,854	2,421
Accounts receivable	4,736	5,592
Other receivables	1,841	6,324
Other real estate owned, net	658	658
Goodwill	24,811	24,811
Other intangible assets, net	565	1,233
Deferred tax assets, net	4,626	5,987
Company-owned life insurance	14,614	14,316
Other assets	2,820	1,699
Total assets	$1,051,527	$969,659

LIABILITIES
Deposits:
Noninterest-bearing	$219,400	$198,685
Interest-bearing	659,239	617,432
Total deposits	878,639	816,117
Borrowings:
Federal Home Loan Bank Topeka borrowings	44,598	28,563
Subordinated Notes	6,560	13,435
Accrued interest payable	211	197
Other liabilities	7,355	9,501
Total liabilities	937,363	867,813

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 20,868 issued and outstanding 2017; liquidation preference: $20,868	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 41,000 shares issued and outstanding 2017; liquidation preference: $4,100	—	—
Common stock - no par value; 10,000,000 shares authorized; 7,968,420 and 5,833,456 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in capital	140,925	130,070
Accumulated deficit	(24,923)	(27,296)
Accumulated other comprehensive loss	(1,838)	(928)
Total shareholders’ equity	114,164	101,846
Total liabilities and shareholders’ equity	$1,051,527	$969,659

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:
Loans, including fees	$9,468	$8,264	$27,144	$22,522
Investment securities	266	530	824	1,789
Federal funds sold and other	206	91	483	224
Total interest and dividend income	9,940	8,885	28,451	24,535

Interest expense:
Deposits	1,761	1,016	4,332	2,716
Other borrowed funds	391	494	1,394	1,513
Total interest expense	2,152	1,510	5,726	4,229
Net interest income	7,788	7,375	22,725	20,306
Less: Provision for (Recovery of) credit losses	18	306	(169)	792
Net interest income, after provision for credit losses	7,770	7,069	22,894	19,514

Non-interest income:
Trust and investment management fees	4,770	4,815	14,413	14,398
Net gain on mortgage loans sold	1,159	899	3,769	2,222
Bank fees	361	674	1,426	1,674
Risk management and insurance fees	249	209	916	547
Income on company-owned life insurance	99	105	298	317
Net gain on sale of securities	—	43	—	126
Total non-interest income	6,638	6,745	20,822	19,284
Total income before non-interest expense	14,408	13,814	43,716	38,798

Non-interest expense:
Salaries and employee benefits	7,221	7,081	23,061	20,452
Occupancy and equipment	1,427	1,422	4,439	4,387
Professional services	805	682	2,637	2,575
Technology and information systems	965	980	3,028	2,815
Data processing	697	598	2,024	1,868
Marketing	274	377	875	1,072
Amortization of other intangible assets	208	185	668	554
Total loss on sales/provision for other real estate owned	—	236	—	236
Other	579	573	1,814	1,725
Total non-interest expense	12,176	12,134	38,546	35,684
Income before income taxes	2,232	1,680	5,170	3,114
Income tax expense	543	632	1,247	1,136
Net income	1,689	1,048	3,923	1,978
Preferred stock dividends	(255)	(584)	(1,378)	(1,731)
Net income available to common shareholders	$1,434	$464	$2,545	$247
Earnings per common share:
Basic	$0.19	$0.08	$0.40	$0.04
Diluted	$0.19	$0.08	$0.40	$0.04

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,689	$1,048	$3,923	$1,978
Other comprehensive income (loss) items:
Net change in unrealized (losses) gains on available-for-sale securities	(373)	(278)	(1,260)	1,053
Reclassification adjustment for realized (losses) gains included in earnings	—	(43)	41	(126)
Total other comprehensive (loss) income items	(373)	(321)	(1,219)	927

Income tax effects	136	135	309	(593)
Total other comprehensive (loss) income, net of tax	(237)	(186)	(910)	334
Comprehensive income	$1,452	$862	$3,013	$2,312

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at December 31, 2016	20,868	46,000	5,529,542	$123,755	$(27,028)	$(799)	$95,928

Net income	—	—	—	—	1,978	—	1,978
Issuance of common stock, net of issuance costs of $43	—	—	137,268	3,860	—	—	3,860
Series D Preferred Stock Conversion	—	(5,000)	17,500	—	—	—	—
Restricted stock awards	—	—	105,264	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	334	334
Stock-based compensation	—	—	—	796	—	—	796
Options exercised	—	—	1,490	5	—	—	5
Preferred stock dividends	—	—	—	—	(1,731)	—	(1,731)

Balance at September 30, 2017	20,868	41,000	5,791,064	$128,416	$(26,781)	$(465)	$101,170

Balance at December 31, 2017	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	3,923	—	3,923
Issuance of common stock, net of issuance costs of $4,411	—	—	1,989,017	34,450	—	—	34,450
Make whole share issuance	—	—	128,978	—	—	—	—
Preferred stock Series A-C redemption	(20,868)	—	—	(20,783)	(85)	—	(20,868)
Preferred stock Series D redemption	—	(41,000)	—	(4,054)	(46)	—	(4,100)
Other comprehensive loss, net of tax	—	—	—	—	—	(951)	(951)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Reclassification of unrealized loss on equity securities	—	—	—	—	(41)	41	—
Stock-based compensation	—	—	—	1,423	—	—	1,423
Preferred stock dividends	—	—	—	—	(1,378)	—	(1,378)

Balance at September 30, 2018	—	—	7,968,420	$140,925	$(24,923)	$(1,838)	$114,164

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$3,923	$1,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,707	1,831
Gain on disposal of premises and equipment	—	(24)
Deferred income tax expense	1,361	1,400
Total loss on sales/provision of other real estate owned	—	311
Stock-based compensation	1,423	796
Provision for (Recovery of) credit losses	(169)	792
Net amortization of investment securities	150	509
Accretion of discounts on convertible subordinated debentures and promissory notes, net	—	(18)
Change in fair value of equity securities	11	—
Stock dividends received on correspondent bank stock	(111)	(101)
Increase in cash surrender value of company-owned life insurance	(298)	(317)
Net gain on mortgage loans sold	(3,769)	(2,222)
Net gain on sales of securities	—	(126)
Origination of mortgage loans held for sale	(364,962)	(169,705)
Proceeds from mortgage loans sold	372,298	155,003
Net changes in operating assets and liabilities:
Accounts receivable	856	(863)
Accrued interest receivable and other assets	(1,731)	(1,321)
Accrued interest payable and other liabilities	(2,132)	397
Net cash provided (used) by operating activities	8,557	(11,680)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	11,663	13,958
Sales	250	52,118
Purchases	(250)	(32,802)
Purchase of correspondent bank stock	(726)	(1,114)
Purchases of premises and equipment	(525)	(447)
Net cash paid for acquisitions	—	(1,000)
Payments received on promissory notes from related parties	3,701	—
Proceeds from sales of other real estate owned	—	1,867
Loan and note receivable originations and principal collections, net	(41,359)	(116,962)
Net cash used in investing activities	(27,246)	(84,382)
Cash flows from financing activities
Net change in deposits	62,522	59,145
Proceeds from Subordinated Notes issuances, net	—	285
Payments on Subordinated Notes	(6,875)	—
Proceeds from the exercise of stock options	—	5
Proceeds from issuance of common stock, net	34,450	3,860
Settlement of restricted stock	(181)	—
Payments on Credit Note payable	—	(2,736)
Dividends paid on preferred stock	(1,378)	(1,731)
Redemption of preferred stock Series A-C	(20,783)	—
Redemption of convertible preferred stock Series D	(4,054)	—
Redemption costs	(131)	—
Payments to Federal Home Loan Bank Topeka borrowings	(188,200)	(262,383)
Proceeds from Federal Home Loan Bank Topeka borrowings	204,235	257,246
Net cash provided by financing activities	79,605	53,691

Net change in cash and cash equivalents	60,916	(42,371)
Cash and cash equivalents, beginning of year	9,502	62,685
Cash and cash equivalents, end of period	$70,418	$20,314
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$5,712	$4,016
Income tax payment, net of refunds received	552	200
Supplemental noncash disclosures:
Expiration of convertible subordinated debentures	$—	$4,749
Reclass of promissory note to loans	2,134	—
Available-for-sale-reclass of equity securities	703	—
Reclass on equity securities	52	—

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

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the “Bank”), First Western Capital Management Company (“FWCM”), and Ryder, Stilwell Inc. (“RSI”). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly‑owned by FWFI: First Western Merger Corporation (“Merger Corp.”), and RRI, LLC (“RRI”). RSI and RRI are not active operating entities.

The Company provides a fully‑integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate customers principally in Colorado (metro Denver, Aspen, Boulder and Fort Collins), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results of the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the full year ending December 31, 2018. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At September 30, 2018 and December 31, 2017, 72.7% and 73.5% of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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

In February 2016, the FASB issued ASU 2016‑02, Lease Accounting (Topic 842) (“ASU 2016‑02”). Under ASU 2016‑02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet. ASU 2016‑02 will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016‑02 will be effective for the Company on January 1, 2019. The Company is currently evaluating the effects of ASU 2016‑02 on its consolidated financial statements and disclosures, and anticipates recording right of use assets and lease liabilities in the consolidated balance sheet for its operating leases. Preliminarily, the Company expects the primary impact will relate to its office locations, which are operating leases. As of September 30, 2018, the Company has initial contractual future operating lease obligations for its leased office locations of $19.1 million.

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

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
Government National Mortgage
Association (“GNMA”) mortgage-backed securities – residential	36,792	4	(2,274)	34,522
Securities issued by U.S. government sponsored entities and agencies	8,775	—	(494)	8,281
Corporate collateralized mortgage obligations and mortgage-backed securities	1,423	2	(2)	1,423
Small Business Investment Company	1,017	—	—	1,017
Total securities available-for-sale	$48,257	$6	$(2,771)	$45,492

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
GNMA mortgage-backed securities – residential	42,001	27	(1,192)	40,836
Securities issued by U.S. government sponsored entities and agencies	9,736	13	(296)	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

At September 30, 2018, the amortized cost and estimated fair value of available‑for‑sale securities, excluding SBIC (“Small Business Investment Company”) have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately. As of September 30, 2018, equity mutual funds have been recorded at fair value within the other assets line item in the consolidated balance sheet with changes recorded in the other line item in the consolidated statement of income (in thousands).

	Amortized	Fair
September 30, 2018	Cost	Value
Due after one year through five years	$557	$554
Securities (agency and collateralized mortgage obligations)	46,683	43,921
	$47,240	$44,475

At September 30, 2018 and December 31, 2017, securities with carrying values totaling $5.5 million and $23.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

At September 30, 2018 and December 31, 2017, thirty-five securities and twenty‑eight securities were in an unrealized loss position, with unrealized losses totaling $2.8 million and $1.6 million, respectively. Twenty-one of the securities in an unrealized loss position at September 30, 2018 have been in a continuous unrealized loss position for more than twelve months, the remaining securities in a loss position have been in a continuous unrealized loss position for less than 12 months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at September 30, 2018.

The following table summarizes securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$249	$(1)	$—	$—	$249	$(1)
GNMA mortgage-backed securities – residential	1,874	(38)	31,998	(2,236)	33,872	(2,274)
Securities issued by U.S. government sponsored entities and agencies	741	(9)	7,321	(485)	8,062	(494)
Corporate collateralized mortgage obligations and mortgage-backed securities	63	(2)	—	—	63	(2)
Total	$2,927	$(50)	$39,319	$(2,721)	$42,246	$(2,771)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$249	$(1)	$249	$(1)
GNMA mortgage-backed securities – residential	11,621	(237)	27,480	(955)	39,101	(1,192)
Securities issued by U.S. government sponsored entities and agencies	677	(2)	7,968	(294)	8,645	(296)
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	1,316	(50)	1,316	(50)
Equity mutual funds	—	—	703	(47)	703	(47)
Total	$12,298	(239)	37,716	(1,347)	50,014	(1,586)

The Company did not sell any securities during the three and nine months ended September 30, 2018. The Company sold $29.6 million of securities and realized $0.1 million of gains and realized an immaterial amount of losses, from the sale of securities using the specific identification method for the three months ended September 30, 2017. The Company sold $52.1 million of securities and realized $0.2 million of gains and realized an immaterial amount of losses, from the sale of securities using the specific identification method for the nine months ended September 30, 2017.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	September 30,	December 31,
	2018	2017
Cash, Securities and Other	$132,920	$131,756
Construction and Development	37,423	24,914
1-4 Family Residential	327,674	282,014
Non-Owner Occupied CRE	165,670	176,987
Owner Occupied CRE	94,698	92,742
Commercial and Industrial	97,772	104,284
Total loans	856,157	812,697
Deferred costs, net	1,160	992
Allowance for loan losses	(7,118)	(7,287)
Net loans	$850,199	$806,402

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of September 30, 2018 and December 31, 2017 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
September 30, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment

Cash, Securities and Other	$188	$16	$11,277	$11,481	$121,439	$132,920
Construction and Development	4,473	—	—	4,473	32,950	37,423
1-4 Family Residential	700	—	1,217	1,917	325,757	327,674
Non-Owner Occupied CRE	595	568	2,193	3,356	162,314	165,670
Owner Occupied CRE	—	—	1,866	1,866	92,832	94,698
Commercial and Industrial	—	—	1,835	1,835	95,937	97,772
Total	$5,956	$584	$18,388	$24,928	$831,229	$856,157

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Investment

Cash, Securities and Other	$50	$99	$—	$149	$131,607	$131,756
Construction and Development	—	—	—	—	24,914	24,914
1-4 Family Residential	1,250	—	2,388	3,638	278,376	282,014
Non-Owner Occupied CRE	750	—	—	750	176,237	176,987
Owner Occupied CRE	—	—	—	—	92,742	92,742
Commercial and Industrial	1,614	—	1,835	3,449	100,835	104,284
Total	$3,664	$99	$4,223	$7,986	$804,711	$812,697

At September 30, 2018, the Company had a  1‑4 Family Residential, Non-Owner Occupied CRE, and Owner Occupied CRE loan, all totaling $5.3 million, which are 90 days delinquent and accruing interest. At December 31, 2017, the Company had one  1‑4 Family Residential loan totaling $1.2 million which is 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	September 30,	December 31,
	2018	2017
Non-accrual loans
Cash, Securities and Other	$11,277	$—
Construction and Development	—	—
1-4 Family Residential	—	1,171
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,835	1,835
Total	$13,112	$3,006

At September 30, 2018 and December 31, 2017, the non‑accrual loans listed above included one loan classified as a TDR with a recorded investment totaling $1.8 million. Non‑accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	September 30,	December 31,
	2018	2017

Commercial and Industrial	$1,835	$1,835
Total	$1,835	$1,835
Allowance for loan associated with TDR	(1,040)	(722)
Net recorded investment	$795	$1,113

As of September 30, 2018 and December 31, 2017, the Company has not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans in a TDR during the three and nine months ended September 30, 2018. The Company did not modify any loans in a TDR during the three month period ended September 30, 2017. The Company modified two loans in a TDR during the nine month period ended September 30, 2017.

During the three months ended September 30, 2018 and the year ended December 31, 2017, a Commercial and Industrial loan which was classified as a TDR was not making payments in accordance with the modified terms and was placed on non‑accrual status in September 2017. As of and for the three months ended September 30, 2017, there was one loan classified as a TDR.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non‑impaired loans.

The following presents the Company’s recorded investment in impaired loans as of the periods presented (in thousands):

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
September 30, 2018	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Cash, Securities, and Other	11,277	11,277	—	—	11,277	11,388	—
Commercial and Industrial	1,835	—	1,835	1,040	1,835	1,835	—
Total	$13,112	$11,277	$1,835	$1,040	$13,112	$13,223	$—

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
September 30, 2017	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,868	$—	$1,868	$459	$1,868	$1,884	$—
Total	$1,868	$—	$1,868	$459	$1,868	$1,884	$—

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
December 31, 2017	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,835	$—	$1,835	$722	$1,835	$1,066	$—
Total	$1,835	$—	$1,835	$722	$1,835	$1,066	$—

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

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2018
Beginning balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100
Provision for (recovery of) credit losses	(94)	12	132	11	(22)	(21)	18
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$840	$239	$2,089	$1,210	$604	$2,136	$7,118

Changes in allowance for loan losses for the nine months ended September 30, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(226)	37	(194)	(223)	(147)	584	(169)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$840	$239	$2,089	$1,210	$604	$2,136	$7,118

Allowance for loan losses at September 30, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,040	$1,040
Collectively	840	239	2,089	1,210	604	1,096	6,078
Ending balance	$840	$239	$2,089	$1,210	$604	$2,136	$7,118

Loans at September 30, 2018, evaluated for impairment:
Individually	$11,277	$—	$—	$—	$—	$1,835	$13,112
Collectively	121,643	37,423	327,674	165,670	94,698	95,937	843,045
Ending balance	$132,920	$37,423	$327,674	$165,670	$94,698	$97,772	$856,157

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2017
Beginning balance	$1,127	$262	$2,270	$1,462	$709	$1,152	$6,982
Provision for (recovery of) credit losses	3	37	21	82	93	70	306
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Ending balance	$1,131	$299	$2,291	$1,544	$802	$1,222	$7,289

Changes in allowance for loan losses for the nine months ended September 30, 2017
Beginning balance	$846	$301	$1,833	$1,153	$476	$1,869	$6,478
Provision for (recovery of) credit losses	282	(2)	442	391	326	(647)	792
Charge-offs	—	—	—	—	—	—	—
Recoveries	3	—	16	—	—	—	19
Ending balance	$1,131	$299	$2,291	$1,544	$802	$1,222	$7,289

Allowance for loan losses at December 31, 2017 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$722	$722
Collectively	1,066	202	2,283	1,433	751	830	6,565
Ending balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287

Loans at December 31, 2017, evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,835	$1,835
Collectively	131,756	24,914	282,014	176,987	92,742	102,449	810,862
Ending balance	$131,756	$24,914	$282,014	$176,987	$92,742	$104,284	$812,697

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

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non‑accrual status and may individually be evaluated for impairment if indicators of impairment exist.

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2018 and December 31, 2017 (in thousands):

		Special
September 30, 2018	Pass	Mention	Substandard	Total

Cash, Securities and Other	$121,643	$—	$11,277	$132,920
Construction and Development	36,397	1,026	—	37,423
1-4 Family Residential	326,457	—	1,217	327,674
Non-Owner Occupied CRE	154,847	8,170	2,653	165,670
Owner Occupied CRE	94,698	—	—	94,698
Commercial and Industrial	87,164	—	10,608	97,772
Total	$821,206	$9,196	$25,755	$856,157

		Special
December 31, 2017	Pass	Mention	Substandard	Total

Cash, Securities and Other	$131,756	$—	$—	$131,756
Construction and Development	23,756	1,158	—	24,914
1-4 Family Residential	279,424	—	2,590	282,014
Non-Owner Occupied CRE	174,794	—	2,193	176,987
Owner Occupied CRE	92,742	—	—	92,742
Commercial and Industrial	93,624	114	10,546	104,284
Total	$796,096	$1,272	$15,329	$812,697

NOTE 4 - DEPOSITS

The following presents the Company’s interest bearing deposits at the dates noted (in thousands):

	September 30,	December 31,
	2018	2017
Money market deposit accounts	$444,580	$331,039
Time deposits	148,425	210,292
Negotiable order of withdrawal accounts	64,777	74,300
Savings accounts	1,457	1,801
Total interest bearing deposits	$659,239	$617,432
Aggregate time deposits of $250,000 or greater	$87,349	$136,741

Overdraft balances classified as loans totaled $1.0 million and $0.1 million at September 30, 2018 and December 31, 2017, respectively.

NOTE 5 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2018 and December 31, 2017 amounted to $449.5 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $256.4 million at September 30, 2018. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		September 30,	December 31,
Maturity Date	Rate %	2018	2017
October 31, 2018	1.75	$10,000	$10,000
August 2, 2019	2.35	24,598	8,563
August 26, 2020	1.94	10,000	10,000
		$44,598	$28,563

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of September 30, 2018 and December 31, 2017, there were no amounts outstanding on either of the federal funds lines.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 14). As of September 30, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

Effective July 26, 2018, the Company also redeemed all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The subordinated notes due 2020 were redeemed using the proceeds from the Company's recently completed initial public offering, which closed on July 23, 2018.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$54,572	$221,770	$42,971	$218,536
Standby letters of credit	$85	$23,507	$40	$15,532
Commitments to make loans to sell	$30,699	$—	$34,045	$—
Commitments to make loans	$17,280	$6,537	$4,596	$20,572

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

Commitments to make loans to sell are agreements to sell a loan to an investor in the secondary market for which the interest rate has been locked with the customer provided there is no violation of any condition within the contract with either party. Commitments to make loans to sell have fixed interest rates. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

Commitments to make loans are agreements to lend to a customer provided there is no violation of any condition within the contract. Commitments to make loans generally have fixed expiration dates or other termination clauses. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

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

During the nine months ended September 30, 2018 and 2017, the Company sold 67,242 and 13,579 shares of its common stock through two Private Placement Memorandums (“PPM”) resulting in proceeds to the Company of $1.9 million and $0.4 million, respectively (net of issuance costs of $0.1 million and an immaterial amount, respectively).

On July 23, 2018, the Company completed its initial public offering of 1,921,775 shares of its common stock at a price of $19.00 per share, which included 296,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company, resulting in net proceeds of $32.5 million (net of issuance costs of $4.4 million).

Effective July 26, 2018, the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock. The aggregate redemption amount for the preferred stock was $25.0 million. The preferred stock was redeemed using the proceeds from the Company's completed initial public offering, which closed on July 23, 2018.

Certain of our common stock holders received Make Whole Rights pursuant to an Investor Agreement in connection with the conversion of Series D preferred stock into common stock and our private placement conducted from August 2017 to February 2018, which entitled the holder of such Make Whole Rights to, among other things, receive additional shares of our common stock (“Make Whole Shares”), subject to the satisfaction of the conditions of the Investor Agreements. As a result, the Company issued 128,978 Make Whole Shares on September 10, 2018. The Company’s issuance of the Make Whole Shares was exempt from the registration statement of the Securities Act pursuant to Section 4(a)(2) thereof.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock (“Restricted Stock Awards”) with a value of $3.0 million to the sole member of EMC Holdings, LLC (“EMC”), subject to forfeiture based on his continued employment with the Company. Half of the common stock ($1.5 million or 52,632 shares) vests ratably over five-years as long as the sole member is employed with the Company. The remaining $1.5 million, or 52,632 shares, will be earned based on performance of the mortgage division of the Company.

As of September 30, 2018, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the nine month period ended September 30, 2018, the Company has recognized compensation expense of $0.2 million for the Restricted Stock Awards. As of September 30, 2018, the Company has $2.8 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of four years. Restricted Stock Awards of 10,526 vested during the nine month period ended September 30, 2018.

Stock‑Based Compensation Plans

As of September 30, 2018, there were a total of 709,719 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Inventive Plan (“the 2016 Plan”). As of September 30, 2018, if the 467,947 options outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will be transferred to the 2016 Plan and increase the number of shares eligible to be granted under the 2016 Plan to a maximum of 1,177,666 shares.

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, the Company recognized stock‑based compensation expense of $0.4 million in each respective period associated with stock options. As of September 30, 2018, the Company has $0.7 million of unrecognized stock‑based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted‑average period of approximately two years.

The following summarizes activity for nonqualified stock options for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	592,714	$29.24
Granted	—	—
Exercised	—	—
Forfeited or expired	(124,767)	30.85
Outstanding at end of period	467,947	$28.82	4.9	(a)
Options fully vested / exercisable at September 30, 2018	380,020	$29.83	4.4	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of September 30, 2018 and December 31, 2017, there were 380,020 and 458,942 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2021 and 2026.

Share Awards

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the nine months ended September 30, 2018, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the nine months ended September 30, 2018:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	179,990	20,840	21,467
Granted	25,087	250	250
Vested	(23,282)	—	—
Forfeited	(12,833)	(4,745)	(4,046)
Outstanding at end of period	168,962	16,345	17,671

During the nine month period ended September 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted Time Vesting Units of 20,587 with a five‑year service period in 2018 and vest in equal installments of 50% on the third and fifth anniversaries and the remaining 4,500 Time Vesting Units granted in 2018 require a four-year service period and vest in equal installments of 50% on the second and fourth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2018 have a weighted‑average grant‑date fair value of $27.15 per unit. During the nine months ended September 30, 2018, the Company recognized compensation expense of $0.7 million for the Time Vesting Units. As of September 30, 2018, there was $3.9 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted‑average period of three and three-quarter years.

Financial Performance Units

The Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. There were 250 Financial Performance Units granted during the nine months ended September 30, 2018. As of September 30, 2018, the Company is accruing at the maximum threshold for 50% of the awards and the threshold for the remainder. The maximum shares that can be issued at 150% as of September 30, 2018 was 24,517 shares. During the nine month period ended September 30, 2018, the Company recognized $0.1 million of compensation expense for the Financial Performance Units. As of September 30, 2018, there was $0.3 million of unrecognized compensation expense related to the Financial Performance Units which is expected to be recognized over a weighted‑average period of three and one-quarter years.

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. If the Company’s common stock is trading at or above certain prices, over a performance period ending on June 30, 2020, the Market Performance Units will be determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022.

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the nine month period ended September 30, 2018, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of September 30, 2018, there was an immaterial amount of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of three and three-quarter years.

NOTE 8 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Earnings per common share - Basic
Numerator:
Net income	$1,689	$1,048	$3,923	$1,978
Dividends on preferred stock	(255)	(584)	(1,378)	(1,731)
Net income available for common shareholders	$1,434	$464	$2,545	$247

Denominator:
Basic weighted average shares	7,373,770	5,554,553	6,321,511	5,545,151
Earnings per common share - basic	$0.19	$0.08	$0.40	$0.04

Earnings per common share - Diluted
Numerator:
Net income	$1,689	$1,048	$3,923	$1,978
Dividends on preferred stock	(255)	(584)	(1,378)	(1,731)
Net income available for common shareholders	$1,434	$464	$2,545	$247

Denominator:
Basic weighted average shares	7,373,770	5,554,553	6,321,511	5,545,151
Diluted effect of common stock equivalents:
Stock options	—	10,161	20,860	3,387
Time Vesting Units	—	13,164	14,841	4,388
Financial Performance Units	—	—	6,505	—
Market Performance Units	15,075	—	5,025	—
Restricted Stock Awards	—	—	3,509	—
Total diluted effect of common stock equivalents	15,075	23,325	50,740	7,775
Diluted weighted average shares	7,388,845	5,577,878	6,372,251	5,552,926
Earnings per common share - diluted	$0.19	$0.08	$0.40	$0.04

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of September 30, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Period Ended September 30,
	2018	2017

Stock options	467,947	215,200
Convertible Preferred D shares	—	151,700
Time Vesting Units	168,962	—
Financial Performance Units	16,345	—
Restricted Stock Awards	43,830	—
Total potentially dilutive securities	697,084	366,900

NOTE 9 - INCOME TAXES

During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.5 million and $1.2 million, respectively, reflecting an effective tax rate of 24.3% and 24.1%, respectively. During the three and nine months ended September 30, 2017 the Company recorded an income tax provision of $0.6 million and $1.1 million, respectively, reflecting an effective tax rate of 37.6% and 36.5%, respectively. The decrease in the effective tax rate was as a result of the change in corporate tax rates in December 2017.

NOTE 10 – RELATED‑PARTY TRANSACTIONS

The Company granted loans to principal officers and directors and their affiliates, all of whom are deemed related parties. At September 30, 2018 and December 31, 2017, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	September 30, 2018	December 31, 2017
Balance, beginning of year	$14,077	$10,268
Funded loans	1,288	8,119
Payments collected	(10,459)	(4,310)
Changes in related parties	(2,134)	—
Balance, end of year	$2,772	$14,077

Deposits from related parties held by the Bank at September 30, 2018 and December 31, 2017 totaled $47.6 million and $53.1 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the nine months ended September 30, 2018 and 2017, the Company incurred $0.1 million and $0.1 million, respectively, of expense related to this lease.

The Company also has a  note receivable from a former executive officer totaling $2.1 million and as of September 30, 2018, is no longer a related party. The note receivable from the former executive officer was reclassified to the loans, net line item on the consolidated balance sheet, during the three month period ended September 30, 2018.

The Company had a note receivable from an executive officer and former executive officer totaling $5.8 million, in the aggregate, as of December 31, 2017. These amounts are included in the promissory notes from related parties on the accompanying consolidated balance sheet.

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

The following presents assets measured on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$249	$—	$—	$249
GNMA mortgage-backed securities – residential	—	34,522	—	34,522
Securities issued by U.S. government sponsored entities and agencies	—	8,281	—	8,281
Corporate collateralized mortgage obligations and mortgage-backed securities	—	1,423	—	1,423
SBIC	—	1,017	—	1,017
Total securities available-for-sale	$249	$45,243	$—	$45,492
Equity securities not available-for-sale	$687	$—	$—	$687
Interest rate lock and forward delivery commitments	$—	$885	$—	$885

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$249	$—	$—	$249
GNMA mortgage-backed securities – residential	—	40,836	—	40,836
Securities issued by U.S. government sponsored entities and agencies	—	9,453	—	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	—	1,479	—	1,479
SBIC	—	930	—	930
Equity mutual fund	703	—	—	703
Total securities available-for-sale	$952	$52,698	$—	$53,650
Interest rate lock and forward delivery commitments	$—	$665	$—	$665

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of September 30, 2018 and December 31, 2017, the majority of the securities have credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, the Federal National Mortgage Association or the Small Business Administration. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Other real estate owned is evaluated monthly for additional impairment and adjusted accordingly.

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

The following presents assets measured on a nonrecurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$795	$795
Total impaired loans	$—	$—	$795	$795

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$1,113	$1,113
Total impaired loans	$—	$—	$1,113	$1,113

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At September 30, 2018, other real estate owned remained unchanged from December 31, 2017. As of December 31, 2017, other real estate owned at fair value had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At September 30, 2018, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $13.1 million with valuation allowances of $1.0 million and were classified as Level 3. As of December 31, 2017, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.8 million with valuation allowances of $0.7 million and were classified as Level 3. Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at September 30, 2018 and December 31, 2017.

Impaired loans accounted for provisions for loan losses of $0 and $0.3 million for the three and nine month periods ended September 30, 2018.

The following presents carrying amounts and estimated fair values for financial instruments as of September 30, 2018 and December 31, 2017 (in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$70,418	$70,418	$—	$—
Securities available-for-sale	45,492	249	45,243	—
Loans, net	850,199	—	—	824,504
Mortgage loans held for sale	19,238	—	19,238	—
Correspondent bank stock	2,392	N/A	N/A	N/A
Accrued interest receivable	2,854	—	2,854	—
Other assets	687	687	—	—
Liabilities:
Deposits	$878,639	$—	$880,065	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	44,598	—	44,984	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,546
Accrued interest payable	211	—	211	—

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,502	$9,502	$—	$—
Securities available-for-sale	53,650	952	52,698	—
Loans, net	806,402	—	—	822,392
Mortgage loans held for sale	22,940	—	22,940	—
Correspondent bank stock	1,555	N/A	N/A	N/A
Accrued interest receivable	2,421	—	2,421	—
Promissory notes, net	5,792	—	—	5,792
Liabilities:
Deposits	$816,117	$—	$821,059	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	28,563	—	29,108	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,893
2012 Subordinated notes – fixed rate	6,875	—	—	7,129
Accrued interest payable	197	—	197	—

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Three Months Ended September 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$9,940	$-	$-	$9,940
Total interest expense	2,152	-	-	2,152
Provision for loan losses	18	-	-	18
Net-interest income	7,770	-	-	7,770
Non-interest income	4,613	850	1,175	6,638
Total income	12,383	850	1,175	14,408
Depreciation and amortization expense	323	130	104	557
All other non-interest expense	9,675	606	1,338	11,619
Income before income tax	$2,385	$114	$(267)	$2,232

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$1,022,436	$9,853	$19,238	$1,051,527

Nine Months Ended September 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$28,451	$-	$-	$28,451
Total interest expense	5,726	-	-	5,726
Recovery for loan losses	(169)	-	-	(169)
Net-interest income	22,894	-	-	22,894
Non-interest income	14,457	2,556	3,809	20,822
Total income	37,351	2,556	3,809	43,716
Depreciation and amortization expense	963	393	351	1,707
All other non-interest expense	29,839	2,882	4,118	36,839
Income before income tax	$6,549	$(719)	$(660)	$5,170

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$1,022,436	$9,853	$19,238	$1,051,527

Three Months Ended September 30, 2017	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$8,885	$-	$-	$8,885
Total interest expense	1,510	-	-	1,510
Provision for loan losses	306	-	-	306
Net-interest income	7,069	-	-	7,069
Non-interest income	4,877	953	915	6,745
Total income	11,946	953	915	13,814
Depreciation and amortization expense	471	133	-	604
All other non-interest expense	9,576	1,281	673	11,530
Income before income tax	$1,899	$(461)	$242	$1,680

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$930,243	$12,971	$25,231	$968,445

Nine Months Ended September 30, 2017	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$24,535	$-	$-	$24,535
Total interest expense	4,229	-	-	4,229
Provision for loan losses	792	-	-	792
Net-interest income	19,514	-	-	19,514
Non-interest income	13,914	3,133	2,237	19,284
Total income	33,428	3,133	2,237	38,798
Depreciation and amortization expense	1,419	412	-	1,831
All other non-interest expense	28,028	3,812	2,013	33,853
Income before income tax	$3,981	$(1,091)	$224	$3,114

Goodwill	$15,994	$8,817	$-	$24,811
Total assets	$930,243	$12,971	$25,231	$968,445

NOTE 13 - SUPPLEMENTAL FINANCIAL DATA

Other non‑interest expense as shown in the consolidated statements of income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other income (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
Other non-interest expense	2018	2017	2018	2017
Corporate development and related	$335	$360	$956	$1,007
Loan and deposit related	148	146	558	471
Office supplies and deliveries	52	49	166	177
Other	44	18	134	70
	$579	$573	$1,814	$1,725

NOTE 14 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of September 30, 2018, the Bank meets all capital adequacy requirements to which it is subject to.

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

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of September 30, 2018, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. At September 30, 2018, required ratios including the capital conservation buffer were (i) CET 1 of 6.375%; (ii) a Tier 1 capital ratio of 7.875%; and (iii) a total capital ratio of 9.875%.

As of September 30, 2018 and December 31, 2017, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since September 30, 2018, the Company believes have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it is subject as of September 30, 2018 and December 31, 2017.

The following presents the actual and required capital amounts and ratios as of September 30, 2018 and December 31, 2017 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$84,975	10.42%	$36,691	4.5%	$52,998	6.5%
Consolidated	91,936	11.22	36,882	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	84,975	10.42	48,921	6.0	65,228	8.0
Consolidated	91,936	11.22	49,176	6.0	N/A	N/A
Total capital to risk-weighted assets
Bank	92,242	11.31	65,228	8.0	81,535	10.0
Consolidated	105,764	12.90	65,568	8.0	N/A	N/A
Tier 1 capital to average assets
Bank	84,975	8.45	40,208	4.0	50,259	5.0
Consolidated	91,936	9.09	40,457	4.0	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$77,879	9.81%	$35,719	4.5%	$51,595	6.5%
Consolidated	52,703	6.56	36,132	4.5	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	77,879	9.81	47,626	6.0	63,501	8.0
Consolidated	70,573	8.79	48,176	6.0	N/A	N/A
Total capital to risk-weighted assets
Bank	85,304	10.75	63,501	8.0	79,377	10.0
Consolidated	93,903	11.70	64,234	8.0	N/A	N/A
Tier 1 capital to average assets
Bank	77,879	8.27	37,659	4.0	47,073	5.0
Consolidated	70,573	7.41	38,101	4.0	N/A	N/A

NOTE 15 – REVENUE

There was no impact to the Company’s consolidated financial statements upon adoption of ASU 2014‑09 and a cumulative effect adjustment to opening retained earnings was not deemed necessary. Trust and investment management fees are included within non‑interest income and is considered in‑scope of Topic 606 and discussed below.

Trust and investment management fees

Trust and investment management fees are earned for providing trust and investment services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three and nine months ended September 30, 2018 are immaterial. Receivables are recorded on the consolidated balance sheet in the accounts receivable line item.

All of the trust and investment management income on the consolidated statement of operations for the three months ended September 30, 2018 is considered in‑scope of Topic 606.

*****

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and nine months ended September 30, 2018 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act, as amended, on July 19, 2018, related to our initial public offering. Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.

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

From 2004, when we opened our first profit center, until September 30, 2018, we have expanded our footprint into nine full service profit centers, two mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the nine months ended September 30, 2018, we had $1.1 billion in total assets, $43.7 million in total revenues and provided fiduciary and advisory services on $5.6 billion of assets under management (“AUM”).

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

•

Net mortgage gains—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

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

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem; classified, delinquent, non‑accrual, non‑performing and restructured assets; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. During the first quarter of 2015, the Bank adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, CET 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased in over a four-year period beginning January 1, 2016. At September 30, 2018, our Bank capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

Three months ended September 30, 2018 compared with the three months ended September 30, 2017. Subsequent to paying dividends to preferred shareholders, we reported income available to common shareholders of $1.4 million for the three months ended September 30, 2018, compared to income available to common shareholders for September 30, 2017 of $0.5 million, a $1.0 million, or 209.1% increase. For the three months ended September 30, 2018, our income before income tax was $2.2 million, a $0.6 million, or 32.9%, increase from September 30, 2017. For the three months ended September 30, 2018, income before income tax increased primarily as a result of a $0.4 million, or 5.6%, increase in net interest income compared to the three months ended September 30, 2017. For the three months ended September 30, 2018, net income was $1.7 million, a $0.6 million, or 61.2% increase compared to the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. Subsequent to paying dividends to preferred shareholders, we reported income available to common shareholders of $2.5 million for the nine months ended September 30, 2018, compared to income available to common shareholders for September 30, 2017 of $0.2 million, a $2.3 million, or 930.4% increase. For the nine months ended September 30, 2018, our income before income tax was $5.2 million, a $2.1 million, or 66.0%, increase from September 30, 2017. For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, income before income tax increased primarily as a result of a $2.4 million, or 11.9%, increase in net interest income and an increase of $1.5 million, or 8.0%, in non-interest income. The increase in non-interest income was primarily a result of a $195.3 million increase in mortgage loans funded, which resulted in a $1.5 million increase in net gain on mortgage loans sold during the nine months ended September 30, 2018 compared to September 30, 2017. For the nine months ended September 30, 2018, net income was $3.9 million, which is an increase over 2017 of $1.9 million, or 98.3%.

Net Interest Income

Three months ended September 30, 2018 compared with the three months ended September 30, 2017. For the three months ended September 30, 2018, net interest income, before the provision for loan losses was $7.8 million, an increase of $0.4 million, or 5.6%, compared to the three months ended September 30, 2017. This increase was partially attributable to a $109.0 million increase in average outstanding loan balances compared to September 30, 2017, along with an increase in our average yield on loans to 4.42% from 4.39% for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, our net interest margin was 3.29% and our net interest spread was 2.96%. For the three months ended September 30, 2017, our net interest margin was 3.35% and our net interest spread was 3.12%.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. For the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, net interest income, before the provision for loan losses increased $2.4 million, or 11.9%, to $22.7 million. This increase was partially attributable to a $117.3 million increase in average outstanding loan balances compared to September 30, 2017, along with an increase in our average yield on loans to 4.32% for the nine months ended September 30, 2018 from 4.10% for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our net interest margin was 3.27% and our net interest spread was 2.98%. For the nine months ended September 30, 2017, our net interest margin was 3.12% and our net interest spread was 2.89%.

The increase in average loans outstanding for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to growth in our 1-4 family residential loans and commercial and industrial loans. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average investment balances maintained for the three and nine months ended September 30, 2018 compared to the same periods in 2017. Our average available-for-sale securities balance during the three months ended September 30, 2018 was $48.4 million, a decrease of $45.4 million from the three months ended September 30, 2017. Our average available-for-sale securities balance during the nine months ended September 30, 2018 was $50.0 million, a decrease of $54.9 million from the nine months ended September 30, 2017. The decrease was primarily a result of sales of securities in 2017 to support funding and liquidity needs with the growth in loans outstanding.

Interest expense on deposits increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017, driven primarily by a rising rate environment, which resulted in increases in rates on depository accounts, as well as the impact of an increase in average interest‑bearing deposit accounts of $59.0 million and $47.3 million for the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$41,538	$206	1.98%	$33,008	$91	1.10%
Available-for-sale securities(2)	48,438	266	2.20%	93,884	530	2.26%
Loans(3)	857,676	9,468	4.42%	748,673	8,213	4.39%
Promissory notes from related parties(4)	—	—	—%	5,759	51	3.54%
Interest-earning assets(5)	947,652	9,940	4.20%	881,324	8,885	4.03%
Mortgage loans held-for-sale(6)	22,294	243	4.36%	9,884	102	4.13%
Total interest-earning assets, plus loans held-for-sale	969,946	10,183	4.20%	891,208	8,987	4.03%
Allowance for loan losses	(7,141)			(7,188)
Noninterest-earning assets	72,922			93,361
Total assets	$1,035,727			$977,381
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$640,507	$1,761	1.10%	$581,526	$1,016	0.70%
Federal Home Loan Bank Topeka borrowings	44,804	230	2.05%	65,385	238	1.46%
Subordinated notes	8,489	161	7.59%	13,435	256	7.62%
Total interest-bearing liabilities	693,800	2,152	1.24%	660,346	1,510	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	221,411			210,523
Other liabilities	8,132			8,209
Total noninterest-bearing liabilities	229,543			218,732
Shareholders’ equity	112,384			98,303
Total liabilities and shareholders’ equity	$1,035,727			$977,381
Net interest rate spread(7)			2.96%			3.12%
Net interest income(8)		$7,788			$7,375
Net interest margin(9)			3.29%			3.35%

	As of and For the Nine Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$37,840	$483	1.70%	$31,634	$224	0.94%
Available-for-sale securities(2)	49,997	824	2.20%	104,932	1,789	2.27%
Loans(3)	838,525	27,144	4.32%	721,176	22,169	4.10%
Promissory notes from related parties(4)	—	—	—%	8,854	353	5.32%
Interest-earning assets(5)	926,362	28,451	4.10%	866,596	24,535	3.77%
Mortgage loans held-for-sale(6)	24,107	745	4.12%	8,384	253	4.02%
Total interest-earning assets, plus loans held-for-sale	950,469	29,196	4.10%	874,980	24,788	3.78%
Allowance for loan losses	(7,137)			(6,831)
Noninterest-earning assets	71,365			78,508
Total assets	$1,014,697			$946,657
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$620,037	$4,332	0.93%	$572,745	$2,716	0.63%
Federal Home Loan Bank Topeka borrowings	51,463	720	1.87%	49,659	535	1.44%
Convertible subordinated debentures	—	—	—%	3,140	167	7.09%
Subordinated notes	11,768	674	7.64%	13,374	768	7.66%
Term Promissory Note	—	—	—%	1,168	43	4.91%
Total interest-bearing liabilities	683,268	5,726	1.12%	640,086	4,229	0.88%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	216,836			201,814
Other liabilities	7,699			6,915
Total noninterest-bearing liabilities	224,535			208,729
Shareholders’ equity	106,894			97,842
Total liabilities and shareholders’ equity	$1,014,697			$946,657
Net interest rate spread(7)			2.98%			2.89%
Net interest income(8)		$22,725			$20,306
Net interest margin(9)			3.27%			3.12%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(4)	Promissory notes from related parties were reclassed to loans as of September 30, 2018.
(5)	Tax-equivalent yield adjustments are immaterial.
(6)

Mortgage loans held‑for‑sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net mortgage gain line in the income statement. These balances are excluded from the margin calculations in these tables.

(7)	Net interest spread is the average yield on interest‑earning assets (excludes mortgage loans held‑for‑sale) minus the average rate on interest‑bearing liabilities.
(8)	Net interest income is income earned on interest-earning assets, which does not include interest earned on mortgage loans held‑for‑sale.
(9)	Net interest margin is equal to net interest income divided by average interest‑earning assets (excludes mortgage loans held‑for‑sale).

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

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Compared to 2017			Compared to 2017
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$42	$73	$115	$79	$180	$259
Available-for-sale securities	(250)	(14)	(264)	(905)	(60)	(965)
Loans	1,203	52	1,255	3,799	1,176	4,975
Promissory notes from related parties	—	(51)	(51)	—	(353)	(353)
Total increase (decrease) in interest income	$995	$60	$1,055	$2,973	$943	$3,916
Interest-bearing liabilities:
Interest-bearing deposits	162	583	745	330	1,286	1,616
Federal Home Loan Bank Topeka borrowings	(106)	98	(8)	25	160	185
Convertible subordinated debentures	—	—	—	—	(167)	(167)
Subordinated notes	(94)	(1)	(95)	(92)	(2)	(94)
Term promissory note	—	—	—	—	(43)	(43)
Total increase in interest expense	$(38)	$680	$642	$263	$1,234	$1,497
Increase (decrease) in net interest income	$1,033	$(620)	$413	$2,710	$(291)	$2,419

Non‑Interest Income

Three months ended September 30, 2018 compared with the three months ended September 30, 2017. For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, non-interest income decreased $0.1 million, or 1.6%, to $6.6 million. The decrease in non-interest income during the three months ended September 30, 2018 was primarily a result of a decrease in bank fees of $0.3 million, partially offset by increases of $41.9 million in mortgage loans funded, which resulted in a $0.3 million increase, in net gain on mortgage loans sold,  compared to the same period in 2017.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, non-interest income increased $1.5 million, or 8.0%, to $20.8 million.  The increase in non-interest income during the nine months ended

September 30, 2018 was primarily a result of increases of $195.3 million in mortgage loans funded, which resulted in a $1.5 million increase in net gain on mortgage loans sold compared to the same period in 2017, as a result of increased mortgage originations and sales driven by our purchase of EMC Holdings, LLC (“EMC”) in September 2017.

The table below presents the significant categories of our non-interest income for the three and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest income:
Trust and investment management fees	$4,770	$4,815	$(45)	(0.9)%
Net gain on mortgage loans sold	1,159	899	260	28.9%
Banking fees	361	674	(313)	(46.4)%
Risk management (insurance) fees	249	209	40	19.1%
Income on company-owned life insurance	99	105	(6)	(5.7)%
Net gain on sale of securities	—	43	(43)	(100.0)%
Total non-interest income	$6,638	$6,745	$(107)	(1.6)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest income:
Trust and investment management fees	$14,413	$14,398	$15	0.1%
Net gain on mortgage loans sold	3,769	2,222	1,547	69.6%
Banking fees	1,426	1,674	(248)	(14.8)%
Risk management (insurance) fees	916	547	369	67.5%
Income on company-owned life insurance	298	317	(19)	(6.0)%
Net gain on sale of securities	—	126	(126)	(100.0)%
Total non-interest income	$20,822	$19,284	$1,538	8.0%

Trust and investment management fees— For the three and nine months ended September 30, 2018 compared to the same periods in 2017, our trust and investment management fees increased in the wealth management segment by $0.1 million and $0.6 million, or 1.5% and 5.3%, respectively, while our trust and investment management fees declined within our capital management segment by $0.1 million and $0.6 million, or 10.8% and 18.4%, respectively.

Net gain on mortgage loans sold— For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, our net gain on mortgage loans sold increased by $0.3 million, or 28.9%, to $1.2 million. For the three months ended September 30, 2018 and 2017, our average net gain on sale was 84 and 138 basis points, respectively, on loans sold. For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, our net gain on mortgage loans sold increased by $1.5 million, or 69.6%, to $3.8 million. For the nine months ended September 30, 2018 and 2017, our average net gain on sale was 101 and 143 basis points, respectively, on loans sold. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans sold for the three and nine month periods was primarily related to an increase in origination volume in 2018 compared to 2017. The decline in margin is primarily related to competitive pricing year over year.

Risk management (insurance) fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies, and fees from the trailing annuity revenue streams. During the three and nine months ended September 30, 2018, we recognized $0.2 million and $0.9 million, respectively of risk management fees as compared to $0.2 million and $0.5 million, respectively for the same periods in 2017. The year to date increase in 2018 was attributed to an increase in the size and number of client policies placed.

Provision for Credit Losses

The provision for 2018 was driven by the consistent application of our methodology for estimating credit losses. For the three months ended September 30, 2018, we recorded an immaterial amount of provision for credit loss. For the nine months ending September 30, 2018, we released $0.2 million for our provision for credit loss as result of a reduction in our loan loss factors applied to our non-individually evaluated loan pools as a result of lower charge-offs over the corresponding look-back period utilized in our provision calculation, partially offset by an increase in specific provisions. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest expense:
Salaries and employee benefits	$7,221	$7,081	$140	2.0%
Occupancy and equipment	1,427	1,422	5	0.4%
Technology and information systems	965	980	(15)	(1.5)%
Professional services	805	682	123	18.0%
Data processing	697	598	99	16.6%
Marketing	274	377	(103)	(27.3)%
Amortization of other intangible assets	208	185	23	12.4%
Other operational	579	573	6	1.0%
Total loss on sales/provision of other real estate owned	—	236	(236)	(100.0)%
Total non-interest expense	$12,176	$12,134	$42	0.3%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest expense:
Salaries and employee benefits	$23,061	$20,452	$2,609	12.8%
Occupancy and equipment	4,439	4,387	52	1.2%
Technology and information systems	3,028	2,815	213	7.6%
Professional services	2,637	2,575	62	2.4%
Data processing	2,024	1,868	156	8.4%
Marketing	875	1,072	(197)	(18.4)%
Amortization of other intangible assets	668	554	114	20.6%
Other operational	1,814	1,725	89	5.2%
Total loss on sales/provision of other real estate owned	—	236	(236)	(100.0)%
Total non-interest expense	$38,546	$35,684	$2,862	8.0%

Generally, the increases in non-interest expense of 0.3% and 8.0% to $12.2 million and $38.5 million for the three months and nine months ended September 30, 2018, respectively, was due to an increase in expenses related to salaries and employee benefits resulting from the asset purchase of EMC in September 2017, equity compensation, and health insurance premiums.

Professional services—The increase in professional services during the three month period is primarily related to increases in legal and audit fees associated with our initial public offering.

Technology and information systems—Technology and information system costs during the nine month period increased primarily as a result of an increase in information security, compliance, and other technology related infrastructure costs.

Income Tax

During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.5 million and $1.2 million, respectively, reflecting an effective tax rate of 24.3% and 24.1%, respectively. During the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $0.6 million and $1.1 million, respectively, reflecting an effective tax rate of 37.6% and 36.5%, respectively. The decrease in the effective tax rate for the three and nine month period ended September 30, 2018 was due to the change in corporate tax rates in December 2017 as a result of the passing of the Tax Cuts and Jobs Act of 2017, (the “Tax Reform Act”).

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

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,383	$850	$1,175	$14,408	$37,351	$2,556	$3,809	$43,716
Income before taxes	$2,385	$114	$(267)	$2,232	$6,549	$(719)	$(660)	$5,170
Profit margin	19.3%	13.4%	(22.7)%	15.5%	17.5%	(28.1)%	(17.3)%	11.8%

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$11,946	$953	$915	$13,814	$33,428	$3,133	$2,237	$38,798
Income before taxes	$1,899	$(461)	$242	$1,680	$3,981	$(1,091)	$224	$3,114
Profit margin	15.9%	(48.4)%	26.4%	12.2%	11.9%	(34.8)%	10.0%	8.0%

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$9,940	$8,885	$1,055	11.9%
Total interest expense	2,152	1,510	642	42.5%
Provision for loan losses	18	306	(288)	(94.1)%
Net interest income	7,770	7,069	701	9.9%
Non-interest income	4,613	4,877	(264)	(5.4)%
Total income	12,383	11,946	437	3.7%
Depreciation and amortization expense	323	471	(148)	(31.4)%
All other non-interest expense	9,675	9,576	99	1.0%
Income before income tax	$2,385	$1,899	$486	25.6%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,022,436	$930,243	$92,193	9.9%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$28,451	$24,535	$3,916	16.0%
Total interest expense	5,726	4,229	1,497	35.4%
Provision for loan losses	(169)	792	(961)	(121.3)%
Net interest income	22,894	19,514	3,380	17.3%
Non-interest income	14,457	13,914	543	3.9%
Total income	37,351	33,428	3,923	11.7%
Depreciation and amortization expense	963	1,419	(456)	(32.1)%
All other non-interest expense	29,839	28,028	1,811	6.5%
Income before income tax	$6,549	$3,981	$2,568	64.5%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,022,436	$930,243	$92,193	9.9%

The Wealth Management segment reported income before income tax of $2.4 million and $6.5 million for the three and nine months ended September 30, 2018, respectively, compared to $1.9 million and $4.0 million, respectively, for the same periods in 2017. The increase is primarily related to increases in the average volume of our interest-earning assets and yield in the three and nine months ended September 30, 2018 compared to the same periods in 2017. During the three months ended September 30, 2018 average loans increased $109.0 million and the yield on total interest-earning assets increased to 4.20% from 4.03%, compared to the same period in 2017. During the nine months ended September 30, 2018 average loans increased $117.3 million and the yield on total interest-earning assets increased to 4.10% from 3.77% compared to the same period in 2017. The decrease in non-interest income of $0.3 million and increase of $0.5 million for the three and nine months ended September 30, 2018 is primarily due to a decrease in bank fees and an increase in assets under management compared to the same periods in 2017,  respectively. The increase in other non-interest expense of $0.1 million and $1.8 million during the three and nine month periods ended September 30, 2018, respectively, is primarily due to an increase in audit and internet technology infrastructure costs and salaries and benefits related to health insurance premiums in 2018 and stock-based compensation awards granted to associates in 2017.

Capital Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	850	953	(103)	(10.8)%
Total income	850	953	(103)	(10.8)%
Depreciation and amortization expense	130	133	(3)	(2.3)%
All other non-interest expense	606	1,281	(675)	(52.7)%
Income before income tax	114	(461)	575	(124.7)%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$9,853	$12,971	$(3,118)	(24.0)%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	2,556	3,133	(577)	(18.4)%
Total income	2,556	3,133	(577)	(18.4)%
Depreciation and amortization expense	393	412	(19)	(4.6)%
All other non-interest expense	2,882	3,812	(930)	(24.4)%
Income before income tax	(719)	(1,091)	372	(34.1)%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$9,853	$12,971	$(3,118)	(24.0)%

The Capital Management segment reported income before income tax of $0.1 million and a loss before income tax of $0.7 million for the three and nine months ended September 30, 2018, respectively, compared to a loss of $0.5 million and $1.1 million, respectively, for the same periods in 2017. The decrease in other non-interest expense during the three and nine months ended September 30, 2018 was the result of a  reduction in salaries expense, office capacity, and professional fees compared to the same periods in 2017.

Mortgage

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	1,175	915	260	28.4%
Total income	1,175	915	260	28.4%
Depreciation and amortization expense	104	—	104	100.0%
All other non-interest expense	1,338	673	665	98.8%
Loss before income tax	(267)	242	(509)	(210.3)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$19,238	$25,231	$(5,993)	(23.8)%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	3,809	2,237	1,572	70.3%
Total income	3,809	2,237	1,572	70.3%
Depreciation and amortization expense	351	—	351	100.0%
All other non-interest expense	4,118	2,013	2,105	104.6%
Loss before income tax	(660)	224	(884)	(394.6)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$19,238	$25,231	$(5,993)	(23.8)%

The Mortgage segment reported a loss before income tax of $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, compared to income of $0.2 million and $0.2 million, respectively, for the same periods in 2017. The overall increase in non-interest income and non-interest expense is related to an increase in the origination of mortgage loans sold and related mortgage operations in September 2017. We continue to work on operational changes to improve profitability in the mortgage segment. Additionally, during the three and nine months ended September 30, 2018, we incurred $0.1 million and $0.2 million, respectively, of compensation expenses related to the purchase accounting treatment of the stock and cash consideration paid to the sole member of EMC and we recorded $0.1 million and $0.3 million of amortization expense related to the sole member’s covenant not to compete for the three and nine months ended September 30, 2018, respectively, compared to recording no such expense in 2017.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	September 30,	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$70,418	$9,502	$60,916	641.1%
Investments	45,492	53,650	(8,158)	(15.2)%
Loans	857,317	813,689	43,628	5.4%
Allowance for loan losses	(7,118)	(7,287)	169	(2.3)%
Loans, net of allowance	850,199	806,402	43,797	5.4%
Mortgage loans held for sale	19,238	22,940	(3,702)	(16.1)%
Promissory notes, net of discount	—	5,792	(5,792)	(100.0)%
Goodwill & intangibles, net	25,376	26,044	(668)	(2.6)%
Company owned life insurance	14,614	14,316	298	2.1%
Other assets	26,190	31,013	(4,823)	(15.6)%
Total assets	$1,051,527	$969,659	$81,868	8.4%
Deposits	$878,639	$816,117	$62,522	7.7%
Borrowings	51,158	41,998	9,160	21.8%
Other liabilities	7,566	9,698	(2,132)	(22.0)%
Total liabilities	937,363	867,813	69,550	8.0%
Total shareholders’ equity	114,164	101,846	12,318	12.1%
Total liabilities and shareholders’ equity	$1,051,527	$969,659	$81,868	8.4%

Cash and cash equivalents increased by $60.9 million, or 641.1%, to $70.4 million at September 30, 2018 compared to December 31, 2017. During the same period, investments declined by $8.2 million, or 15.2%, to $45.5 million at September 30, 2018. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $43.6 million, or 5.4%, from December 31, 2017 to $857.3 million at September 30, 2018. The increase was primarily due to our continued organic growth in our market areas and growth in our residential mortgage and construction loans.

Mortgage loans held for sale decreased $3.7 million, or 16.1%, to $19.2 million at September 30, 2018 compared to December 31, 2017. This was primarily due to an increase in loans sold in 2018 compared to 2017.

Promissory notes, net of discount, decreased $5.8 million from December 31, 2017 to September 30, 2018 due to redemption of one of the notes for $3.7 million in June 2018. The remaining note of $2.1 million was reclassified into the loans, net line item of the consolidated balance sheet as the borrower is no longer a related party.

Goodwill and intangible assets, net decreased by $0.7 million at September 30, 2018 compared to December 31, 2017 due to amortization on our intangible assets.

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

To estimate the fair value of our reporting units, we use an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. As required, these assumptions, judgments, and estimates are updated during our annual impairment testing in October. If management determines these assumptions, judgments and estimates have substantially and negatively changed, they may be updated prior to the annual testing date. During the nine months ended September 30, 2018, no negative events occurred that management considered to be an indicator of impairment that would require testing goodwill and indefinite lived intangible assets for impairment prior to our regular annual testing.

Our annual goodwill impairment assessment date for the Company’s reporting units is October 31 and will be completed within the fourth quarter of 2018. Goodwill impairment testing may begin with an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. One such factor that could impact the assessment are the conditions within the markets that trade the Company’s stock.  The assessment of each reporting unit will compare the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date.  Although we are early in the assessment process, as of the measurement date, the Company’s enterprise market capitalization was trading below book value, which may require us to recognize an impairment charge to our goodwill.  Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.  To date, we have not recorded any impairment charges on our goodwill and our current assessment may not result in an impairment charge, however, there is no guarantee that we may not be required to recognize impairment charges in the future as operating and economic conditions change.

Other assets decreased by $4.8 million, or 15.6%, from December 31, 2017 to $26.2 million at September 30, 2018. This was primarily related to the settlement of investment security transactions in January 2018 that were executed in December 2017.

Total deposits increased $62.5 million, or 7.7%, to $878.6 million at September 30, 2018 compared to December 31, 2017. Total interest-bearing deposits increased $41.8 million, or 6.8%, to $659.2 million and noninterest-bearing deposits increased $20.7 million, or 10.4%, to $219.4 million, during this period.

Money market deposit accounts increased $113.5 million, or 34.3%, to $444.6 million at September 30, 2018 compared to December 31, 2017. Time deposit accounts decreased $61.9 million, or 29.4%, from December 31, 2017 to $148.4 million at September 30, 2018. NOW accounts decreased $9.5 million, or 12.8%, to $64.8 million from December 31, 2017 to September 30, 2018. The decrease in time deposit accounts was primarily due to the maturity of $35.4 million of public deposits and the remainder was related to client withdrawals during the nine months ended September 30, 2018.

From December 31, 2017 to September 30, 2018 total borrowings increased $9.2 million, or 21.8%, to $51.2 million at September 30, 2018. The increase was attributable to an $16.0 increase our Federal Home Loan bank (“FHLB”) line of credit at September 30, 2018 compared to December 31, 2017, which was partially offset by a decrease of $6.9 million due to the redemption of our Subordinated Notes due 2020.

Total shareholders' equity increased $12.3 million, or 12.1%, from December 31, 2017 to $114.2 million at September 30, 2018. The increase is primarily due to the sale of common stock of $34.5 million, $1.4 million of stock-based compensation charges, and net income of $3.9 million. These increases were partially offset by the redemption of preferred stock of $25.0 million, payment of $1.4 million of dividends on our preferred stock, a $0.9 million increase in the unrealized loss on our available-for-sale investments, and $0.2 million of share awards settled.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in millions)	2018	2017	2018	2017
Managed Trust Balance at Beginning of Period	$1,442	$1,286	$1,438	$1,213
New relationships	2	2	5	8
Closed relationships	(5)	-	(9)	(15)
Contributions	12	13	43	37
Withdrawals	(17)	(13)	(131)	(94)
Market change, net	84	32	172	171
Ending Balance	$1,518	$1,320	$1,518	$1,320
Yield*	0.17%	0.19%	0.18%	0.19%

Directed Trust Balance at Beginning of Period	$809	$704	$714	$652
New relationships	-	-	37	8
Closed relationships	-	-	-	-
Contributions	27	1	46	26
Withdrawals	(8)	(1)	(27)	(27)
Market change, net	(13)	1	45	46
Ending Balance	$815	$705	$815	$705
Yield*	0.07%	0.06%	0.07%	0.05%

Investment Agency Balance at Beginning of Period	$1,923	$2,052	$2,100	$2,055
New relationships	67	46	115	105
Closed relationships	(26)	(16)	(206)	(197)
Contributions	70	36	167	311
Withdrawals	(75)	(61)	(222)	(357)
Market change, net	41	30	46	170
Ending Balance	$2,000	$2,087	$2,000	$2,087
Yield*	0.70%	0.71%	0.75%	0.72%

Custody Balance at Beginning of Period	$417	$381	$374	$335
New relationships	1	1	2	6
Closed relationships	-	-	(7)	(1)
Contributions	18	64	116	149
Withdrawals	(35)	(78)	(101)	(155)
Market change, net	14	(18)	31	16
Ending Balance	$415	$350	$415	$350
Yield*	0.04%	0.04%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$825	$687	$748	$671
New relationships	26	11	78	42
Closed relationships	-	(13)	(30)	(88)
Contributions	22	17	73	54
Withdrawals	(16)	(12)	(48)	(35)
Market change, net	21	28	57	74
Ending Balance	$878	$718	$878	$718
Yield*	0.19%	0.20%	0.19%	0.20%

Total Assets Under Management at Beginning of Period	5,416	5,110	5,374	4,926
New relationships	96	60	237	169
Closed relationships	(31)	(29)	(252)	(301)
Contributions	149	131	445	577
Withdrawals	(151)	(165)	(529)	(668)
Market change, net	147	73	351	477
Total Assets Under Management	$5,626	$5,180	$5,626	$5,180
Yield*	0.34%	0.37%	0.36%	0.38%

* Trust & investment management fees divided by period-end balance.

Assets under management increased $210.2 million and $70.0 million, or 3.9% and 1.4% for the three months ended September 30, 2018 and 2017, respectively. Assets under management increased $251.7 million and $254.0 million, or 4.7% and 5.2%, to $5.6 billion and $5.2 billion for the nine months ended September 30, 2018 and 2017, respectively. The increase in these periods are primarily due to contributions and market gains.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of September 30, 2018:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
Government National Mortgage Association (“GNMA”) mortgage-backed securities—residential	36,792	4	(2,274)	34,522
Securities issued by U.S. government sponsored entities and agencies	8,775	—	(494)	8,281
Corporate collateralized mortgage obligations and mortgage-backed securities	1,423	2	(2)	1,423
Small Business Investment Company	1,017	—	—	1,017
Total securities available-for-sale	$48,257	$6	$(2,771)	$45,492

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2017:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
GNMA mortgage-backed securities—residential	42,001	27	(1,192)	40,836
Securities issued by U.S. government sponsored entities and agencies	9,736	13	(296)	9,453
Corporate collateralized mortgage obligations and mortgage-backed securities	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

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

	Maturity as of September 30, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	36,792	1.90%
Securities issued by U.S. government sponsored entities and agencies	—	—	307	0.02	—	—	8,468	0.44%
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	—	—	—	—	1,423	0.08%
Total available for sale	$—	—%	$557	0.03%	$—	—%	$46,683	2.42%

	Maturity as of December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available for sale:
U.S. Treasury debt	$250	—%	$—	—%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	42,001	1.88%
Securities issued by U.S. government sponsored entities and agencies	—	—	—	—	—	—	9,736	0.45%
Corporate collateralized mortgage obligations and mortgage-backed securities	—	—	—	—	—	—	1,529	0.06%
Total available for sale	$250	—%	$—	—%	$—	—%	$53,266	2.39%

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2018 and December 31, 2017, we had mortgage loans held for sale of $19.2 million and $22.9 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	September 30,		December 31,
	2018		2017
(Dollars in thousands)	$	%	$	%
Cash, Securities and Other	$132,920	15.5%	$131,756	16.2%
Construction and Development	37,423	4.4%	24,914	3.1%
1 - 4 Family Residential	327,674	38.3%	282,014	34.7%
Non-Owner Occupied CRE	165,670	19.4%	176,987	21.8%
Owner Occupied CRE	94,698	11.1%	92,742	11.4%
Commercial and Industrial	97,772	11.3%	104,284	12.8%
Total loans held for investment(1)	$856,157	100%	$812,697	100%
Mortgage loans held for sale	$19,238		$22,940

(1)	Loans held for investment exclude deferred costs, net of $1.2 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of September 30, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$14,248	$107,729	$10,943	$132,920
Construction and Development	5,631	31,542	250	37,423
1 - 4 Family Residential	2,917	145,229	179,528	327,674
Non-Owner Occupied CRE	12,431	80,770	72,469	165,670
Owner Occupied CRE	2,149	37,080	55,469	94,698
Commercial and Industrial	2,531	78,669	16,572	97,772
Total loans	$39,907	$481,019	$335,231	$856,157
Amounts with fixed rates	$13,913	$259,970	$144,204	$418,087
Amounts with floating rates	25,994	221,049	191,027	438,070
Total loans	$39,907	$481,019	$335,231	$856,157

	As of December 31, 2017
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$1,775	$120,866	$9,115	$131,756
Construction and Development	1,959	21,591	1,364	24,914
1 - 4 Family Residential	5,926	129,511	146,577	282,014
Non-Owner Occupied CRE	750	97,990	78,247	176,987
Owner Occupied CRE	—	29,152	63,590	92,742
Commercial and Industrial	6,728	77,269	20,287	104,284
Total loans	$17,138	$476,379	$319,180	$812,697
Amounts with fixed rates	$6,274	$258,233	$169,950	$434,457
Amounts with floating rates	10,864	218,146	149,230	378,240
Total loans	$17,138	$476,379	$319,180	$812,697

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

For the three month period ended September 30, 2018 and 2017 the amount of lost interest for non-accrual loans was $0.1 million and immaterial and for the nine month period ended September 30, 2018 and 2017, the amount of lost interest for non-accrual loans was $0.2 million and immaterial.

We had $19.0 million in non-performing assets as of September 30, 2018 compared to $4.9 million as of December 31, 2017. The $14.2 million increase in our non-performing assets was primarily related to a $11.3 million Cash, Securities, and Other loan. The loan is currently in the workout process and no specific reserve was required at September 30, 2018. The remainder of the increase was related to administrative delays in renewing two credits that matured during the three months ended September 30, 2018. As of September 30, 2018, the increases in non-performing assets did not meet the classification requirements for a TDR.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of September 30,	As of December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans by category
Cash, Securities and Other	$11,277	$—
Construction and Development	—	—
1 - 4 Family Residential	—	1,171
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,835	1,835
Total non-accrual loans	13,112	3,006
TDRs still accruing	—	—
Accruing loans 90 or more days past due	5,276	1,217
Total non-performing loans	18,388	4,223
OREO	658	658
Total non-performing assets	$19,046	$4,881
Ratio of non-performing loans to total loans(1)	2.14%	0.52%
Ratio of non-performing assets to total assets	1.81%	0.50%
Allowance as a percentage of non-performing loans	38.71%	172.55%

(1)	Excludes mortgage loans held for sale of $19.2 million and $22.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non accrual status and may individually be evaluated for impairment if indicators of impairment exist.

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

As of September 30, 2018 and December 31, 2017 non-performing loans of $18.4 million and $3.0 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of September 30, 2018				As of December 31, 2017
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$121,643	$—	$11,277	$132,920	$131,756	$—	$—	$131,756
Construction and Development	36,397	1,026	—	37,423	23,756	1,158	—	24,914
1 - 4 Family Residential	326,457	—	1,217	327,674	279,424	—	2,590	282,014
Non-Owner Occupied CRE	154,847	8,170	2,653	165,670	174,794	—	2,193	176,987
Owner Occupied CRE	94,698	—	—	94,698	92,742	—	—	92,742
Commercial and Industrial	87,164	—	10,608	97,772	93,624	114	10,546	104,284
Total	$821,206	$9,196	$25,755	$856,157	$796,096	$1,272	$15,329	$812,697

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

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2018	2017	2018	2017
Average loans outstanding(1)(2)	$857,676	$748,673	$838,525	$721,176
Gross loans outstanding at end of period(3)	$857,317	$789,858	$857,317	$789,858
Allowance for loan losses at beginning of period	$7,100	$6,982	$7,287	$6,478
Provision for (recovery of) loan losses	18	306	(169)	792
Charge offs:
Cash, Securities and Other	—	—	—	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Cash, Securities and Other	—	1	—	3
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	16
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	—	1	—	19
Net charge-offs (recoveries)	—	(1)	—	(19)
Allowance for loan losses at end of period	$7,118	$7,289	$7,118	$7,289
Ratio of allowance to end of period loan	0.83%	0.92%	0.83%	0.92%
Ratio of net charge-offs to average loans(1)(4)	—%	—%	—%	—%

(1)	Average balances are average daily balances.
(2)

Excludes average outstanding balances of mortgage loans held for sale of $22.3 million and $9.9 million for the three months ending September 30, 2018 and 2017, respectively and $24.1 million and $8.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Excludes mortgage loans held for sale of $19.2 million and $25.2 million as of September 30, 2018 and September 30, 2017, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	As of September 30, 2018		As of December 31, 2017
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$840	15.5%	$1,066	16.2%
Construction and development	239	4.4%	202	3.1%
1 - 4 Family Residential	2,089	38.3%	2,283	34.7%
Non-Owner Occupied CRE	1,210	19.4%	1,433	21.8%
Owner Occupied CRE	604	11.1%	751	11.4%
Commercial and Industrial	2,136	11.3%	1,552	12.8%
Total allowance for loan losses	$7,118	100%	$7,287	100%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Reform Act, our deferred tax assets, which are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets for the nine months ended September 30, 2018 decreased $1.4 million from December 31, 2017.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $62.5 million, or 7.7%, to $878.6 million at September 30, 2018 from December 31, 2017. Total average deposits for the three months ended September 30, 2018 were $861.9 million, an increase of $69.9 million, or 8.8%, compared to $792.0 million as of September 30, 2017. Total average deposits for the nine months ended September 30, 2018 were $836.9 million, an increase of $62.3 million, or 8.0%, compared to $774.6 million as of September 30, 2017. The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2018 and 2017 was driven primarily by an increase in market rates and competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending September 30,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$416,581	1.18%	$285,802	0.66%
Demand deposit accounts	64,753	0.21%	75,748	0.11%
Certificates and other time deposits > $250k	86,116	1.50%	133,367	1.15%
Certificates and other time deposits < $250k	71,548	1.08%	84,982	0.75%
Total time deposits	157,664	1.26%	218,349	0.96%
Savings accounts	1,509	—%	1,627	—%
Total interest-bearing deposits	640,507	1.10%	581,526	0.70%
Noninterest-bearing accounts	221,411		210,523
Total deposits	$861,918	0.82%	$792,049	0.51%

	As of and For the Nine Month Period Ending September 30,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$370,814	0.99%	$281,606	0.53%
Demand deposit accounts	72,121	0.19%	71,993	0.19%
Certificates and other time deposits > $250k	82,666	1.50%	109,473	1.15%
Certificates and other time deposits < $250k	92,809	1.08%	108,098	0.75%
Total time deposits	175,475	1.12%	217,571	0.92%
Savings accounts	1,627	—%	1,575	—%
Total interest-bearing deposits	620,037	0.93%	572,745	0.63%
Noninterest-bearing accounts	216,836		201,814
Total deposits	$836,873	0.69%	$774,559	0.47%

Average noninterest-bearing deposits to average total deposits was 25.7% and 26.6% for the three months ended September 30, 2018 and 2017, respectively, and 25.9% and 26.1% for the nine months ended September 30, 2018 and 2017, respectively.

Our average cost of funds was 0.93% and 0.69% during the three months ended September 30, 2018 and 2017, respectively, and 0.85% and 0.67% during the nine months ended September 30, 2018 and 2017, respectively. The increase in our cost of funds for 2018 from 2017 was primarily due to an increase in our average rates on interest-bearing deposits to 1.10% during the three months ended September 30, 2018 compared to 0.70% in 2017 and to 0.93% during the nine months ended September 30, 2018 compared to 0.63% in 2017. This increase is primarily due to the impact of a rising rate environment.

Total money market accounts as of September 30, 2018 were $444.6 million, an increase of $113.5 million, or 34.3%, compared to $331.0 million as of December 31, 2017. This increase was primarily due to us transferring cash balances to manage liquidity.

Total time deposits as of September 30, 2018 were $148.4 million, a decrease of $61.9 million, or 29.4%, over December 31, 2017.

The following table represents the amount of certificates of deposit by time remaining until maturity as of September 30, 2018:

	As of September 30, 2018
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$10,509	$16,819	$31,187	$28,834	$87,349
Other	15,320	2,443	38,972	4,341	61,076
Total	$25,829	$19,262	$70,159	$33,175	$148,425

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2018 and December 31, 2017, borrowings totaled $51.2 million and $42.0 million, respectively. During the three months ended September 30, 2018, we redeemed our subordinated notes due 2020 with proceeds from the initial public offering. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Borrowings
Federal Home Loan Bank Topeka borrowings	$44,598	$28,563
Subordinated notes	6,560	13,435
	$51,158	$41,998

FHLB Topeka. We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2018 and December 31, 2017 amounted to $449.5 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $256.4 million at September 30, 2018.

As of and for the
Nine Months Ending
September 30,
(Dollars in thousands)	2018
Short-term borrowings:
Maximum outstanding at any month-end during the period	$56,128
Balance outstanding at end of period	$24,598
Average outstanding during the period	$31,463
Average interest rate during the period	1.86%
Average interest rate at the end of the period	1.91%

As of September 30, 2018 we had three unsecured federal funds lines of credit with up to $10.0 million, $13.0 million and $25.0 million, respectively, available to us under such federal funds lines. As of December 31, 2017, we had two unsecured federal funds lines of credit with up to $13.0 million and $25.0 million, respectively, available to us under such federal funds lines. As of September 30, 2018 and December 31, 2017, there were no amounts drawn on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

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

	Average	Average
	Percentage for the	Percentage for the
	Three Month	Nine Month
	Period Ended	Period Ended
	September 30,	September 30,
	2018	2018
Sources of Funds:
Deposits:
Noninterest-bearing	21.39%	21.37%
Interest-bearing	61.84%	61.11%
Federal Home Loan Bank Topeka borrowings	4.33%	5.07%
Subordinated notes	0.82%	1.16%
Other liabilities	0.78%	0.76%
Shareholders’ equity	10.84%	10.53%
Total	100%	100%
Uses of Funds:
Total loans	82.12%	81.92%
Available-for-sale securities	4.68%	4.93%
Mortgage loans held for sale	2.15%	2.38%
Interest-bearing deposits in other financial institutions	4.00%	3.73%
Non-interest earning assets	7.05%	7.04%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	25.69%	25.91%
Average loans to average deposits	99.51%	100.20%
Total interest-bearing deposits to total deposits	74.31%	74.09%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans and available‑for‑sale securities. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders' equity increased $12.3 million, or 12.1%, from December 31, 2017 to $114.2 million at September 30, 2018. The increase is primarily due to the sale of common stock of $34.5 million, $1.4 million of stock-based compensation charges, and net income of $3.9 million. These increases were partially offset by the redemption of preferred stock of $25.0 million, payment of $1.4 million of dividends on our preferred stock, a $0.9 million increase in the unrealized loss on our available-for-sale investments, and $0.2 million of share awards settled.

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

Capital levels are viewed as important indicators of an institution's financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2018 and December 31, 2017, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	September 30,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$84,975	10.42%	$77,879	9.81%
Consolidated Company	91,936	11.22%	52,703	6.56%
Tier 1 capital to risk-weighted assets
Bank	84,975	10.42%	77,879	9.81%
Consolidated Company	91,936	11.22%	70,573	8.79%
Total capital to risk-weighted assets
Bank	92,242	11.31%	85,304	10.75%
Consolidated Company	105,764	12.90%	93,903	11.70%
Tier 1 capital to average assets
Bank	84,975	8.45%	77,879	8.27%
Consolidated Company	91,936	9.09%	70,573	7.41%

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of September 30, 2018
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More	Total
FHLB Topeka	$34,598	$10,000	$—	$—	$44,598
Subordinated notes	—		—	6,560	6,560
Total	$34,598	$10,000	$—	$6,560	$51,158

The following tables present financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	September 30,		December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$54,572	$221,770	$42,971	$218,536
Standby letters of credit	$85	$23,507	$40	$15,532
Commitments to make loans to sell	$30,699	$—	$34,045	$—
Commitments to make loans	$17,280	$6,537	$4,596	$20,572

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

	As of September 30, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(0.28)%	(12.20)%	1.95%	(2.94)%
200	0.51%	(6.09)%	1.85%	0.56%
100	0.62%	(1.89)%	1.76%	2.16%
Base	—%	—%	—%	—%
−100	0.34%	(0.78)%	(7.74)%	(10.59)%

The model simulations as of September 30, 2018 imply that our balance sheet is less asset sensitive compared to our balance sheet as of December 31, 2017. The change to a less asset sensitive position over the period is driven by an increase in deposit betas, an increase in short-term borrowings and an extension in the expected duration of the loan portfolio.

Although the simulation model is useful in identifying potential exposure to interest rate changes, actual results for net interest income and economic value of equity may differ. There are a variety of factors that can impact the outcomes such as timing and magnitude of interest rate changes, asset and liability mix, pre-payment speeds, deposit beta assumptions, and decay rates that differ from our projections. Additionally, the results do not account for actions implemented to manage our interest rate risk exposure.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows that are disclosed by the Company in its prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on July 19, 2018. The information presented below should be read in conjunction with the risk factors disclosed in that prospectus.

 We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired, which could have a material adverse effect on our financial condition and results of operations.

Goodwill and purchased intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our annual goodwill impairment assessment date for the Company’s reporting units is October 31 and will be completed within the fourth quarter of 2018. Goodwill impairment testing may begin with an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. One such factor that could impact the assessment are the conditions within the markets that trade the Company’s stock.  The assessment of each reporting unit will compare the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date.  Although we are early in the assessment process, as of the measurement date, the Company’s enterprise market capitalization was trading below book value, which may require us to recognize an impairment charge to our goodwill.  Notwithstanding the foregoing, the results of impairment testing on our intangible assets have no impact on our tangible book value or regulatory capital levels.  To date, we have not recorded any impairment charges on our goodwill and our current assessment may not result in an impairment charge, however, there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.  The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations..

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

First Western Financial, Inc.

November 8, 2018	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

November 8, 2018	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer