Form 10-K
period 2018-12-31
First Western Financial Inc
filed 2019-03-21
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38595

First Western Financial, Inc.

(Exact name of Registrant as specified in its Charter)

Colorado	37-1442266
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 16th Street, Suite 1200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 531-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act: common stock, no par value; common stock listed on the NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2018, the last day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. The registrant’s common stock began trading on the NASDAQ Global Select Market on July 19, 2018.  As of July 19, 2018, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $148.6 million.

The number of shares of the registrant’s common stock outstanding as of March 18, 2019 was 7,968,420.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

FIRST WESTERN FINANCIAL, INC.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this Annual Report on Form 10-K and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	geographic concentration in Colorado, Arizona, Wyoming and California;
•	changes in the economy affecting real estate values and liquidity;
•	our ability to continue to originate residential real estate loans and sell such loans;
•	risks specific to commercial loans and borrowers;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	competition for investment managers and professionals and our ability to retain our associates;
•	fluctuation in the value of our investment securities;
•	the terminable nature of our investment management contracts;
•	changes to the level or type of investment activity by our clients;
•	investment performance, in either relative or absolute terms;
•	changes in interest rates;
•	the adequacy of our allowance for credit losses;
•	weak economic conditions and global trade;
•	legislative changes or the adoption of tax reform policies;
•	external business disruptors in the financial services industry;
•	liquidity risks;

•	our ability to maintain a strong core deposit base or other low-cost funding sources;
•	continued positive interaction with and financial health of our referral sources;
•	retaining our largest trust clients;
•	our ability to achieve our strategic objectives;
•	competition from other banks, financial institutions and wealth and investment management firms;
•	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
•	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
•	the accuracy of estimates and assumptions;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	technological change;
•	our ability to attract and retain clients;
•	natural disasters;
•	new lines of business or new products and services;
•	regulation of the financial services industry;
•	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	limited trading volume and liquidity in the market for our common stock;
•	fluctuations in the market price of our common stock;
•	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
•	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
•	the initiation and continuation of securities analysts coverage of the Company;
•	future issuances of debt securities;
•	our ability to manage our existing and future indebtedness;
•	available cash flows from the Bank; and

•	other factors that are discussed in “Part I – Item 1A - Risk Factors.”

The foregoing factors should not be construed as exhaustive. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1: Business

Our Company

First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2018, we provided fiduciary and advisory services on $5.2 billion of trust and investment management assets (referred to as "AUM"), and we had total assets of $1.1 billion, total loans of $894.0 million, total deposits of $937.8 million and total shareholders' equity of $116.9 million.

Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in thirteen locations across Colorado, Arizona, Wyoming and California.

We generate a significant portion of our revenues from non-interest income, which we produce primarily from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2018, non-interest income was $27.2 million, or 47.0% of gross revenue (which is our total income before non-interest expense, less gains on securities sold, plus provision for credit losses), and net interest income was $30.6 million, or 53.0% of gross revenue

We believe that we have developed a unique approach to private banking to best serve our Western wealth management clients primarily as a result of the combination of the following factors:

•

Offering sophisticated wealth management products and services, including traditional banking as well as trust, wealth planning, investment management and other related services often provided by larger financial institutions with the high-touch and personalized experience that is typically associated with community and trust banks;

•	Delivering services through our strategically located private trust bank offices, which we refer to internally as "profit centers"; and
•

Using our relationship-based team approach to become a "trusted advisor" to our clients by understanding their investment management, ultimate goals and banking needs and tailoring our products and services to meet those needs.

Our Initial Public Offering

We completed an initial public offering of our common stock on July 23, 2018. Our common stock is listed on the NASDAQ Global Market under the symbol “MYFW.”

Our History and Growth

We were founded in 2002 by our Chairman, Chief Executive Officer and President, Scott C. Wylie, and a group of local business leaders with the vision of building the best private bank for the Western wealth management client. Since opening our first profit center in Denver, Colorado in 2004, we have grown organically primarily by establishing thirteen offices, attracting new clients and expanding our relationships with existing clients, as well as through a series of ten strategic acquisitions of various trust, registered investment advisory and other financial services firms.

Balance Sheet Growth

Since opening our first profit center in 2004, we have also experienced growth in gross loans, total deposits and AUM throughout various economic cycles. From 2004 to 2008, which we refer to as our “Growth & Expansion” period, we experienced significant growth in our gross loans, total deposits and assets under management primarily through the opening of six profit centers and organic growth, enhanced with seven acquisitions.

From 2009 to 2013, which we refer to as our “Conservative Growth” period due to difficult economic and industry conditions prevalent at such time, growth in gross loans, total deposits and assets under management was limited as we focused our efforts on integrating prior acquisitions, opening three new profit centers and improving our asset quality. During this time, we strengthened our regulatory capital position through a number of preferred stock and subordinated debt offerings, which limited dilution to our common shareholders.

From 2013 to our intitial public offering, effective July 23, 2018, which we refer to as our “Capital Constrained Growth” period, we have strategically focused our efforts on building our team, distribution channels and products for improved growth and earnings, while managing our balance sheet to stay below $1.0 billion in assets through December 31, 2017, in order to retain the benefits available to us under the Small Bank Holding Company Policy Statement of the Board of Governors of the Federal Reserve System (referred to as the “Federal Reserve”), including not being subject to consolidated capital ratio requirements under the final rules adopted by federal bank regulators implementing the December 2010 final capital framework for strengthening international capital standards (known as “Basel III”) of the Basel Committee on Banking Supervision.

Since December 31, 2014, we have increased gross loans from $532.5 million at December 31, 2014 to $894.0 million at December 31, 2018, representing a compound annual growth rate or, CAGR of 13.8% and we have increased total deposits from $588.8 million at December 31, 2014 to $937.8 million at December 31, 2018, representing a CAGR of 12.3%.

Revenue, Expense & Pre‑Tax, Pre‑Provision Income Growth

Since December 31, 2014, we have increased gross revenues from $43.7 million for the year ended December 31, 2014 to $57.8 million for the year ended December 31, 2018, representing a CAGR of 7.2%, while total non‑interest expense increased from $43.5 million for the year ended December 31, 2014 to $50.2 million for the year ended December 31, 2018, representing a CAGR of 3.7%. This 195% operating leverage (which we calculate as the ratio of gross revenue CAGR to total non‑interest expense CAGR) has resulted in improved pre‑tax, pre‑provision income, which increased 15.6 times over the same time period. We believe that while the higher fixed costs of our product groups have limited our earnings, we have demonstrated significant operating leverage by growing pre‑tax, pre‑provision income at a faster rate than expenses. Pre‑tax, pre‑provision income is a non‑GAAP measure. The nearest GAAP measure is income before income tax, which was $7.4 million for the year ended December 31, 2018.  See “Non‑GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.” Pre‑tax, pre‑provision income increased from $0.5 million for the year ended December 31, 2014 to $7.6 million for the year ended December 31, 2018, as indicated in the following chart.

Pre‑Tax, Pre‑Provision Income ($ in millions)

Our Business Strategy

We believe we have built a premier private trust bank in the Western United States that is focused on providing the best financial solutions to our clients. We are service-driven, solution-oriented and relationship-based. We (intend to) accomplish this by continuing to execute on the following strategies:

•

Building Out Existing Markets.  Once we have established a presence in a particular geographic market that contains attractive high net worth household demographics, we then look to establish additional locations that are closely situated to sub-concentrations of affluent households and/or commercial activity (a “hub and spoke” market build-out, as we have commenced in Denver and Phoenix). We also seek to employ highly capable associates with local market experience and relationships.

•

Deepening Existing Client Relationships.  We deliver our services though our local boutique private trust bank offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.

•

Generating Referrals for New Client Relationships.  We believe we have demonstrated a successful sales and marketing capability, built around the personal and professional networks and centers of influence of our local profit center leadership. Our existing client base also provides a significant amount of new clients through referrals. In surveys, our clients generally rate us very favorably overall in areas of professionalism, reliability, service-orientation, and trust. We have added wealth advisors in each of our profit centers as commissioned sales associates to enhance our acquisition of new clients.

•

Developing Client Relationships through our Product Groups.  Each profit center is designed to feel like a boutique private trust bank office and is staffed with business development and client service personnel. The profit centers work closely with our central product groups to customize our services to each client’s specific situation, without sacrificing the flexibility, expertise and authority to quickly meet complex client needs. Our central product groups are designed to support a significantly larger client and AUM base, providing an opportunity for significant operating leverage as we open additional profit centers. We have sales and service specialists in our product groups, such as Retirement Services and Mortgage Services, who are able to build relationships within their area of expertise and provide expertise and high quality service that creates an opportunity for a broader relationship across our suite of products and services.

•

Expanding to New Markets.  We believe that our profit centers are profitable and stable businesses when mature. We also believe that our product group and support center teams have a high degree of operating leverage (i.e., we believe that increasing the number of profit centers would not require a proportionate increase in our product group or support center expenses). Therefore, a key strategy of ours is to add incremental profit centers and grow them to maturity. The trends in the financial services industry that make our business model successful in our existing geographic markets also exist in other locations in the Western United States. Our analysis indicates that there are hundreds of markets and submarkets in the Western United States that could support our profit centers and fit our target demographics. As such, we intend to continue to explore new Western United States markets with favorable high net worth demographics and competitive marketplaces.

•

Growing our Core Deposit Franchise.  The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.

•

Attracting Talent.  Our team of seasoned associates has been, and will continue to be, an important driver of our organic growth by further developing relationships with current and potential clients. We have a record of hiring experienced associates to enhance our organic growth, and sourcing and hiring talent will continue to be a core focus for us. We believe that our recent initial public offering will further enhance our ability to attract and retain this talent.

•

Developing New Products.  We seek to be the primary source of financial products and services for our clients. By continuing to expand our product offerings—either by internal product development or establishing third-party relationships—we work to meet expanding client needs while further diversifying our revenue streams. Most recently, we have added a Health Savings Account consulting capability to our business services team, again providing additional client ties to increase revenues per client, improve “stickiness,” and allow for building broader relationships.

Our Service Model and Products

We deliver a broad array of wealth management products and services through our profit centers using our proprietary ConnectView® approach, which looks holistically across a client’s current and projected financial situation. We believe providing financial solutions in one area (such as estate, retirement planning or lending) often impacts other areas of our clients’ wealth planning (such as risk or balance sheet management), which provides us opportunities to evaluate proposed solutions across multiple business lines and offer additional services to our clients.

We have designed our business around having each profit center staffed with seasoned management. Typically, each profit center team is led by a president, who is a senior investment advisor or banker with strong client relationships and sales and leadership skills. The local team includes deposit, loan, trust, wealth planning, and related professionals, creating a strong interdisciplinary sales and service team. In addition to this service team, we recently added wealth advisors as a commissioned sales force to several profit centers to enhance our acquisition of new clients.

We provide a broad array of products and services through our boutique private trust bank offices, largely comprised of the products and services described below.

Lending

General.  Through our relationship-oriented private bank lending approach, our strategy is to offer a broad range of customized consumer and commercial lending products for the personal investment and business needs of our clients. Our clients are typically well diversified and the purpose for their loan and liquidity needs often does not correlate to the collateral used to secure the loan.

Our commercial lending products include commercial loans, business term loans and lines of credit to a diversified mix of small and midsized businesses. We offer both owner occupied and non-owner occupied commercial real estate loans, as well as construction loans.

Our consumer lending products include residential first mortgage loans, originated loans for our own portfolio, as well as those for which we conduct mortgage banking activities whereby we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages, which generally conform to Fannie Mae guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients and prospects loans collateralized by cash and marketable securities.

We employ experienced banking and business development teams who provide superior client service, value-add lending solutions and competitive pricing to market our lending products and services. As of December 31, 2018, gross loans were $894.0 million, an increase of $80.3 million, or 9.9%, compared to $813.7 million as of December 31, 2017. These increases were primarily due to our continued organic growth in our market areas and in the commercial and residential mortgage segments of our loan portfolio.

As of December 31, 2018, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Our loan portfolio includes commercial and industrial loans, residential real estate loans, commercial real estate loans and other consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. We underwrite for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes and barriers to entry and exit.

1-4 Family Residential.  Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. At December 31, 2018, 1-4 family residential loans were $350.9 million, or 39.3% of our total loan portfolio, consisting of $104.6 million and $246.3 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2018, the average term on our 1-4 family portfolio was 17.4 years with an average remaining term of 15.3 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.

Commercial loans secured by 1-4 family residential are dependent on the strength of the local economy, and local residential and commercial real estate markets. Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loans fees offered for fixed-rate mortgage loans as compared to the interest-rates and loans fees for adjustable rate loans.

The loan fees, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. The loans are secured by the real estate, and appraisals are obtained to support the loan amount at origination. Loans collateralized by 1-4 family residential real estate generally are originated in amounts of no more than 80% of appraised value. Generally, our loans conform to Fannie Mae and Freddie Mac underwriting guidelines and conform to internal policies for debt-to-income or free cash flow levels. We retain a valid lien on real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

Our focus for mortgage lending is to originate high-quality loans to drive growth in our mortgage loan portfolio. Our mortgage strategy includes attracting new loan clients with our mortgage loan products and services, which we believe will provide an opportunity for our profit centers to bring in well-qualified prospects, and to cross-sell other products and services to clients. We believe that cross-selling enables us to generate additional revenues, increase client retention, and provide products that benefit our clients. We have developed a scalable platform, including loan processing, underwriting and closings, for both secondary sales and origination of 1-4 family residential mortgages maintained in our portfolio and believe we have significant opportunities to grow this business.

Cash, Securities and Other.  Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral, which typically leaves an immaterial amount of the loan balance unsecured. At December 31, 2018, loans secured with cash, marketable securities and other were $114.2 million, or 12.8% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment.

Commercial and Industrial.  We make commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three- to five-year maturities, including periodic interest rate resets. At December 31, 2018, commercial and industrial loans were $113.7 million, or 12.7% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was four years with an average remaining term of one year. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.

Commercial Real Estate, Owner Occupied and Non-Owner Occupied.  We make commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. At December 31, 2018, owner occupied commercial real estate loans were $108.5 million, or 12.2% of our total loan portfolio and non-owner occupied commercial real estate loans were $173.7 million, or 19.5% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.

Construction and Development.  We make loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. At December 31, 2018, construction and development loans were $31.9 million, or 3.5% of our total loan portfolio.

Concentrations.  Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California, as approximately 97.5% of the loans in our loan portfolio as of December 31, 2018. were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. As of December 31, 2018, management believes the allowance for loan losses is adequate to absorb probable losses in our loan portfolio.

Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program. Concentrations of commercial real estate exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on commercial real estate concentrations describe sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management believes it has implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

Credit Policies and Procedures

General.    Asset quality and robust underwriting are integral to our strategy and credit culture. We place a considerable emphasis on effective risk management and preserving sound credit underwriting standards as we grow our loan portfolio. Underwriting considerations include collateral, defined sources of repayment, strength of guarantor(s) and opportunities to broaden the relationship with the client. Our credit policy requires key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.

Loan Underwriting and Approval.    Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our board of directors delegates limited lending authority to individuals and internal loan committees. When the total relationship exceeds an individual’s loan authority, a higher authority or credit committee approval is required. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale.

Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined, central credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes. Our processes emphasize early stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer, together with our central underwriting, credit administration and loan operations teams, provides credit oversight. We periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans.

Our loan policies include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, our loan policies provide guidelines for personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses; and other matters relating to lending practices.

We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk rating of each facility within a client relationship and may recommend an upgrade or downgrade to the risk rating. We categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk on a quarterly basis. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable incurred loan losses in the loan portfolio.

Lending Limits.    Our lending activities are subject to a variety of lending limits imposed by state and federal regulation. The Bank is subject to a legal lending limit on loans to related borrowers based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.

Deposits

The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.

We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, certificates of deposit and CDARS® reciprocal products. Other than client deposits obtained through our locations that choose to use the CDARS program, we do not accept brokered deposits as a source of funding. We also offer a range of treasury management products including electronic receivables management, remote deposit capture, cash vault services, merchant services and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.

We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services.  As of

December 31, 2018, total deposits were $937.8 million, an increase of $121.6 million, or 14.9%, compared to $816.1 million as of December 31, 2017.

As of December 31, 2018, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

Trust and Investment Management, Advisory

We offer sophisticated wealth advisory and planning services including investment management, trusts and estate services, philanthropic services, insurance planning and retirement consulting. Our client relationships frequently include in-depth proprietary ConnectView® financial plans and sophisticated, institutional quality investment management that is driven by comprehensive investment policy statements and access to industry-leading money managers. These customized documents—ConnectView® wealth plans and investment policy statements—form the roadmap for how we serve each client and monitor our progress in achieving their goals.

We have experienced trust officers in several profit centers, plus expert trust and estate attorneys on our central product group team, to provide fiduciary services through our profit centers. These include traditional fiduciary, directed trusts, special needs trusts, and custody services. Most of our investment management business is conducted through the trust department in agency accounts where we are not serving as trustee.

We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplify our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2018, total AUM was $5.2 billion, a decrease of $139.0 million, or 2.6%, compared to $5.4 billion as of December 31, 2017.

As of December  31, 2018, we provided fiduciary and advisory services on $5.2 billion of trust and investment management assets, as shown below:

Our investment management platform combines a broad range of asset and sub asset classes meeting the needs of both taxable and tax-free private client accounts as well as trust investment services. We deliver most of our discretionary money management by allocating client portfolios across a centrally controlled platform of select third-party managers in each asset and sub asset class, including separately managed and comingled options, and with active and passive management strategies. We also have a limited number of proprietary products that we believe further differentiates us from many of our competitors.

We believe acting as an investment manager, and not just a manager of managers, has a number of critical benefits for our clients. These include the ability to have our money managers available to meet with clients and prospects, to tailor products and separately managed accounts for our clients, to better educate and inform our client-facing portfolio managers, and to develop new solutions as market conditions and client needs change. We manage proprietary fixed income and equity strategies, including acting as the advisor on our three highly rated First Western mutual funds. By combining internal research and a dedicated team of accredited specialized advisors like Certified Financial Analysts and Certified Financial Planners with our pairing of proprietary and third-party investment options, we create unique solutions tailored to the specific needs of each of our clients.

Other Products

In addition to the traditional loan, deposit and trust and investment management products and services, our profit centers are supported by a central team of specialized product experts in our “product groups,” which include experienced professionals in commercial banking, investment management, wealth planning, risk management/insurance, personal trust, retirement planning and tax-advantaged products, and mortgage lending. We believe that the sophistication of our product groups rivals the offerings and expertise typically provided by larger financial institutions. Our product groups are led and staffed with highly accredited and well known professionals, each with significant experience in their fields. Beyond traditional banking, trust and wealth management activities, at each profit center we provide other services including:

•

Mortgage Lending.  Although our primary objective is to originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2018, we had mortgage loans held for sale of $14.8 million in residential mortgage loans we originated. For the year ended December 31, 2018, we had net proceeds of $486.5 million on mortgage loans that we originated and sold into the secondary market.

•

Treasury Management.  We offer a broad range of customized treasury management products and services for commercial accounts, including disbursement and payables management, liquidity management and online business banking services. Our profit center sales and service teams are supported by a central team of treasury management specialists and deposit operations professionals.

•

Risk Management.  Through the wealth planning process, our profit center teams are supported by a central team of insurance planning experts, specializing in risk management services, estate tax law, trusts and tax planning. We offer customized solutions in the form of, among others, charitable giving tax strategies, deferred-compensation plans, irrevocable life insurance trusts, long-term care insurance, and executive key person insurance.

•

Specialized Philanthropic Services.  We provide advisory services for nonprofit organizations seeking to effectively manage their funds as well as individuals seeking to use philanthropic strategies, for example, build a legacy, instill shared values in the next generation, or contribute to causes about which they are passionate.

•

Retirement Services, including 401(k) Plan Consulting.  We have a team of retirement plan consultants who partner with businesses to sponsor retirement plans. We offer creative corporate retirement plan design and analysis solutions and fiduciary liability management, providing tools such as corporate retirement plans, health savings accounts, and third-party administrative services along with ERISA regulation compliance, education and expertise.

Our profit centers and product groups are also supported centrally by teams providing management services such as operations, risk management, credit administration, technology support, marketing, human capital and accounting/finance services, which we refer to as “support centers.” Our associates in our support centers have significant experience in wealth management, investment advisory, and commercial banking, including areas such as lending, underwriting, credit administration, risk management, accounting/finance, operations and information technology. We have structured our teams, services and product offerings to use technology to efficiently provide our clients with a high-touch, solution-oriented experience, that we believe is scalable and provides operating leverage for future growth.

To demonstrate how these three groups—profit centers, product groups and support centers—work together to deliver a highly competitive product offering through a team of local professionals, our investment management offering is an example:

•

In each profit center, there are one or more portfolio managers that work as part of that local team’s sales and service delivery. These portfolio managers are typically Certified Financial Planners with experience in wealth planning and portfolio construction. They meet with clients and develop an overall wealth management strategy, specific goals and objectives, an investment policy statement, and an implementation plan. They use our guided architecture, a diverse array of select third-party and proprietary investment products covering a broad range of asset classes as their source for structure, asset allocation and products. Sales and marketing support is provided centrally but delivered locally.

•

Our investment platform is controlled by our central investment management product group, which has a strong research focus and includes many associates who have Chartered Financial Analyst designations, with oversight by our Chief Investment Officer and our Investment Policy Committee.

•	Operational support for these profit center and product group teams is provided by our central trust and investment management support center team.

Investment Activities

The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2018, the carrying value of our investment portfolio totaled $44.9 million, with an average yield of 2.24%.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations and mutual funds. We are required to maintain an investment in Federal Home Loan Bank of Topeka (“FHLB Topeka”) stock, which investment is based on the level of our FHLB Topeka borrowings. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee (“ALCO”) and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least monthly.

Our Markets

Our strategic market area is defined by metropolitan areas in the Western United States having strong long-term economic growth prospects, a significant wealth demographic measured by growth in high net worth households, a dynamic commercial business landscape and the ability to sustain one or more of our profit centers. We target households with more than $1.0 million in liquid net worth and their related businesses and philanthropic interests. We believe that the complex and diverse financial needs of this market segment presents an opportunity to serve a broad array of client needs efficiently and cost effectively.

Our current operating markets have a high concentration of our targeted client segment and are expected to experience high growth, providing opportunity for continued future organic growth through demographic and market share growth.

We seek to expand our presence in our existing markets as well as other Western markets with similar demographic profiles. With improved access to capital as a result of our initial public offering, we expect to proactively evaluate opportunities to accelerate our organic growth and acquire banks, investment management firms and related businesses, while also seeking to hire talented personnel. We believe consolidation in the financial services industry along with the industry’s movement towards automated and impersonal client service further presents the Company with a unique and significant opportunity. Our business model differentiates us from the industry, which we expect will enable us to increase our market share in existing markets and, on a strategic and opportunistic basis, expand our geographic footprint into new markets in the Western United States that share similar characteristics to our current markets.

Information Technology

We continue to make investments in our information technology systems as we adapt to the changing technology, online and mobile, and other platform needs and wants of our clients. We believe that this investment is essential to our ability to offer new products and optimize overall client experience, provide opportunities for future growth and acquisitions, and provide a control structure that supports our operations. We leverage the experience of a third-party service provider to provide managed information technology services, enhance our IT security, and deliver the technical expertise around network design and architecture required to operate effectively. The majority of our systems are hosted by third-party service providers. The scalability of this infrastructure supports our growth strategy. In addition, the tested capability of these vendors to switch over to standby systems should allow us to recover our systems and provide redundancy and business continuity quickly in case of a disaster.

Enterprise Risk Management

We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to drive continuous improvement. Our governance framework includes a process of anticipating, identifying, assessing, managing and monitoring risks within the organization. We have developed an Enterprise Risk Management (“ERM”) Committee that oversees our ERM program. This group contains key members of management including the Chief Executive Officer and the Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:

•	Integrate ERM practices with our strategy setting process and performance management practices to realize benefits related to value;
•	Improve the Company’s ability to identify risks and establish appropriate responses to reduce costs and limit losses;
•	Identify operational gaps to reduce performance variability;
•	Identify interrelated risks within First Western and establish an integrated response; and
•	Assess the positive and negative aspects of risk to address challenges and opportunities within our internal and external environment.

We routinely monitor and measure risk throughout the organization and allocate resources and capital to maintain the quality of information and compliance within our regulatory environment.

Competition

The financial services industry is highly competitive and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and insurance among others. We compete with other bank and nonbank institutions located within our market area, along with competitors situated regionally, nationally or with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies and insurance agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loan, deposit and advisory services customers, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high-touch service offering, along with our sophisticated relationship-oriented approach sets us apart from our competitors.

Associates

As of December 31, 2018, we had 245 associates. We provide extensive training to our associates in an effort to ensure that our clients receive superior service and that our risks are well managed. None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our associates are good.

Available Information

The Company files reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Electronic copies of our SEC filings are available to the public at the SEC’s website at https://www.sec.gov. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed by the Company with the SEC, as well as amendments thereto, free of charge from the Company’s website, https://myfw.gcs-web.com/investor-relations. These documents are posted to our website after we have filed them with the SEC. Our corporate governance guidelines, including our code of business conduct and ethics applicable to all of our associates, officers and directors, as well as the charters of our audit committee, compensation committee and corporate governance and nominating committee are available at https://myfw.gcs-web.com/investor-relations. The foregoing information is also available in print to any shareholder who requests it from the Company. Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Deposit Insurance Fund (“DIF”), and the banking system as a whole, not the protection of the Company’s shareholders.

As a bank holding company, we are subject to inspection, examination, supervision, and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank, which is our subsidiary, is a Colorado-chartered commercial bank and is not a member of the Federal Reserve System (a “state nonmember bank”). As such, the Bank is subject to regulation, supervision, and examination by both the Colorado Division of Banking (the “CDB”) and the Federal Deposit Insurance Corporation (“FDIC”). In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators.

Banking statutes and regulations are subject to continual review and revision by Congress, state legislatures and federal and state regulatory agencies. A change in such statutes or regulations, including changes in how they are interpreted or implemented, could have a material effect on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance pursuant to such laws and regulations, which are binding on us and our subsidiaries.

Banking statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions, and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management, and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of the Bank or other depository institutions we control.

The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Regulatory Capital

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. In July 2013, the federal bank regulators approved final rules, the Basel III Capital Rules, implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015

(subject to a phase-in period for certain provisions). The Basel III Capital Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (1) a Tier 1 capital‑to‑adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (2) a Tier 1 capital to risk‑weighted assets ratio, or Tier 1 risk‑based capital ratio, of at least 6.0%; (3) a total risk‑based capital (Tier 1 plus Tier 2) to risk‑weighted assets ratio, or total risk‑based capital ratio, of at least 8.0%; and (4) a common equity tier 1 (“CET1”) capital ratio of at least 4.5%.

The Basel III Capital Rules also call for bank holding companies and banks to maintain a “capital conservation buffer” on top of the minimum risk‑based capital requirements. The buffer must be composed of common equity Tier 1 capital. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer, which became fully phased in on January 1, 2019, is 2.5% of risk‑weighted assets.

The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage‑servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules  require that most regulatory capital deductions be made from CET1 capital.

The Federal Reserve and the FDIC may also set higher capital requirements for individual institutions whose circumstances warrant it. For example, institutions experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for “well capitalized” institutions under the rules.

These rules also set forth certain changes in the methods of calculating certain risk‑weighted assets, which in turn will affect the calculation of risk‑based ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo‑style transactions.

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Capital Rules to extend the transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted on May 24, 2018.  Section 201 of the Regulatory Relief Act directs the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion.  Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.  On February 8, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Regulatory Relief Act.  Under the proposal, a qualifying community banking organization would be defined as a depository institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets.  A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR were greater than 9%.  The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions.  Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets or $10 billion or more in on-balance sheet foreign exposure), or subsidiaries of such banking organizations, would not be eligible to use the CBLR framework.

Regulation of the Company

The Bank Holding Company Act of 1956, as amended, or the BHC Act, and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Permitted Activities.    Generally, bank holding companies are prohibited under the BHC Act from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking. The Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

Status as a Financial Holding Company.    Under the BHC Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are “well capitalized” and “well managed.” Additionally, the Community Reinvestment Act of 1977 (“CRA”) rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company filed an election and became a financial holding company in 2006.

Sound Banking Practices.    Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe or unsound banking practices. For example, under certain circumstances the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believes it not prudent to do so. The Federal Reserve has the power to assess civil money penalties for knowing or reckless violations if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1.0 million for each day the activity continues.

Source of Strength.    In accordance with the Dodd-Frank Act and long-standing Federal Reserve policy, the Company must act as a source of financial and managerial strength to the Bank. Under this policy, the Company must commit resources to support the Bank, including at times when the Company may not be in a financial position to provide it. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

Regulatory agencies have promulgated regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

Anti-Tying Restrictions.    Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Acquisitions.    The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, as amended (”FDIA”) the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring more than 5% of the voting stock of any bank or other bank holding company; (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company.

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act, or CRA (see the section captioned “Community Reinvestment Act” included below in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

The Company is also subject to the Change in Bank Control Act of 1978 (“Control Act”) and related Federal Reserve regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held or some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of more than 25% of any class of a bank holding company’s voting securities, or who proposes to acquire actual control, must provide the Federal Reserve with at least 60 days’ prior written notice of the acquisition. The Federal Reserve may disapprove a proposed acquisition if: (i) it would result in adverse competitive effects; (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors; (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public; or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire “control,” as those terms are defined in the BHC Act and Federal Reserve regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve’s prior approval under the BHC Act to become a bank holding company.

Dividends. The Company’s earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we conduct business. These include limitations on the ability of the Bank to pay dividends to the Company and the Company’s ability to pay dividends to its shareholders. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiary. Consistent with such policy, a banking organization should have comprehensive policies on dividend payments that clearly articulate the organization’s objectives and approaches for maintaining a strong capital position and achieving the objectives of the policy statement.

As a Colorado state-chartered bank, the Bank is subject to limitations under Colorado law on the payment of dividends. The Colorado Banking Code provides that a bank may declare dividends from retained earnings and other components of capital specifically approved by the Colorado State Banking Board so long as the declaration is made in compliance with rules established by the Colorado State Banking Board.

In addition, a state nonmember bank may not declare a dividend if paying the dividend would result in the bank being undercapitalized under FDIA, discussed above, and must comply with any discretionary distribution restrictions imposed on it under the federal banking agencies’ capital buffer rules. The FDIC has stated that, in general, state nonmember banks can pay dividends in reasonable amounts only after the bank’s earnings have first been applied to the elimination of losses and the establishment of necessary reserves and prudent capital levels. The FDIC may also direct state nonmember banks that are poorly rated or subject to written supervisory actions not to pay dividends in order to ensure adequate capital exists to support their risk profile.

In 2009, the Federal Reserve issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the “Dividend Factors”). It is particularly important for a bank holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries with which it can prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Stock Redemptions and Repurchases.    It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed above under “Dividends.” The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies that are experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, whether through acquisitions or through organic growth and new activities, generally also must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

Regulation Y requires that a bank holding company that is not well capitalized or well managed, or that is subject to any unresolved supervisory issues, provide prior notice to the Federal Reserve for any repurchase or redemption of its equity securities for cash or other value that would reduce by 10% or more the holding company’s consolidated net worth aggregated over the preceding 12-month period.

Annual Reporting; Examinations.    The Company is required to file an annual report with the Federal Reserve and to provide such additional information as the Federal Reserve may require. The Federal Reserve may examine a bank holding company and any of its subsidiaries, and charge the company for the cost of such an examination.

The Bank is examined from time to time by its primary federal banking regulator, the FDIC, and the CDB and is charged for the cost of such an examination. Depending on the results of a given examination, the FDIC and the CDB may revalue the Bank’s assets and require that the Bank establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

Imposition of Liability for Undercapitalized Subsidiaries.    FDIA requires bank regulators to take “prompt corrective action” to resolve problems associated with insured depository institutions. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company “having control of” the undercapitalized institution “guarantees” the subsidiary’s compliance with the capital restoration plan until it becomes “adequately capitalized.” For purposes of this statute, the Company has control of the Bank. Under FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDIA grants greater powers to bank regulators in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

State Law Restrictions.    As a Colorado corporation, the Company is subject to certain limitations and restrictions under applicable Colorado corporate law. For example, state law restrictions in Colorado include limitations and restrictions relating to indemnification of directors; distributions and dividends to shareholders; transactions involving directors, officers or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.

Regulation of the Bank

Capital Adequacy. Under the Basel III Capital Rules, discussed above, the FDIC monitors the capital adequacy of the Bank by using a combination of risk‑based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

As of December 31, 2018, the Bank exceeded all regulatory minimum capital requirements.

Prompt Corrective Regulatory Action.    Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 capital to risk-weighted assets ratio of 8.0% or greater, a common equity Tier 1 to risk-weighted assets ratio of 6.5% or better and a Tier 1 leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 capital to risk-weighted assets ratio of 6.0% or greater, a common equity Tier 1 capital to risk-weighted assets ratio of 4.5% or better and a Tier 1 leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 capital to risk-weighted assets ratio of less than 6.0%, a common equity Tier 1 to risk-weighted assets ratio of less than 4.5% or a Tier 1 leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 capital to risk-weighted assets ratio of less than 4.0%, a common equity Tier 1 to risk-weighted assets ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the FDIC. The federal bank regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2018, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Deposit Insurance Assessments.    All of a depositor’s accounts at an insured bank, including all noninterest-bearing transaction accounts, are insured by the FDIC up to $250,000. FDIC-insured banks are required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.

Assessments are based on an institution’s average total consolidated assets less average tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks). The Bank may be able to pass part or all of this cost on to its clients, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business that we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Depositor Preference.    FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Consumer Financial Protection.    The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Company and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Consumer Financial Protection Bureau (“CFPB”) has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of current CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, issuing numerous rules and guidance related to residential mortgages. Perhaps the most significant of these guidelines is the “Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act” portions of Regulation Z. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable “ability to repay” a residential mortgage according to its terms. There is a statutory presumption of compliance with this requirement for mortgages that meet the requirements to be deemed “qualified mortgages.” The CFPB rule defines the key threshold terms “ability to repay” and “qualified mortgage.”

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial service industry. The CFPB has relied upon “unfair, deceptive, or abusive acts” prohibitions as its primary enforcement tool. However, the CFPB and Department of Justice (‘DOJ”) continue to be focused on fair lending in taking enforcement actions against banks with renewed emphasis on alleged “redlining” practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

Brokered Deposit Restrictions.    Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and is subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew or roll over brokered deposits.

Community Reinvestment Act.    The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Insider Credit Transactions.    Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal shareholders and any related interests of such persons. Extensions of credit to such persons must (a) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions, and (b) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Safety and Soundness Standards.    Under the FDIC Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Financial Privacy.    In accordance with the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering.    Under federal law, including the Bank Secrecy Act and Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences

Transactions with Affiliates

Transactions between depository institutions and their affiliates, including transactions between the Bank and the Company, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule,” generally prohibits certain banking entities from engaging in short-term proprietary trading of financial instruments and from owning, sponsoring or having certain relationships with hedge funds or private equity funds (collectively, “covered funds”). Management believes the investment portfolio and activities of the Bank, the Company, and their affiliates and subsidiaries are in compliance with the Volcker Rule and its implementing regulations.

Concentration in Commercial Real Estate Lending

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s CRE lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. The Company’s CRE concentrations are discussed in the “Risk Factors” section below.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1999 (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.

Colorado state law provides that a Colorado-chartered bank can establish a branch anywhere in Colorado provided that the branch is approved in advance by the CDB. The branch must also be approved by the FDIC. The approval process takes into account a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a de novo branch in any state if the law of the state in which the branch is proposed would permit the establishment of the branch if the bank was charted in such state.

The Federal Reserve, OCC and FDIC jointly issued a final rule in 1997 that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

Limitations on Incentive Compensation

In June 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder or individuals who are “significant risk takers” with excessive compensation, fees or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified associates.

Cybersecurity

In March 2015, the Federal Financial Institutions Examination Council issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

2018 Regulatory Reform

As mentioned above, the Regulatory Relief Act was enacted in May 2018 and was designed to ease certain restrictions imposed by the Dodd-Frank Act.  Most of the provisions of the Regulatory Relief Act can be grouped into five general areas:  mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to Federal securities regulations designed to promote capital formation.  Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring the federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility threshold for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (“HVCRE”), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; (vii) directing the Federal Reserve to raise the asset threshold of the Policy Statement from $1 billion to $3 billion; and (viii) raising the consolidated asset threshold from $1 billion to $3 billion for eligible banks to undergo 18-month examination cycles rather than annual cycles.

We will continue to analyze the changes resulting from the Regulatory Relief Act and the federal banking agencies’ implementation efforts, including the CBLR framework proposal.  We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

Changing Regulatory Structure and Future Legislation and Regulation

Congress may enact further legislation that affects the regulation of the financial services industry, and state legislatures may enact further legislation affecting the regulation of financial institutions chartered by or operating in these states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Monetary Policy and Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, can have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effects of these policies on the Bank’s business and earnings cannot be predicted.

ITEM 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming and California, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California. As of December 31, 2018, 97.5% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming and California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2018, approximately $657.1 million, or 73.6%, of our gross loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Real estate values in many of our markets have generally experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell these loans on the secondary securitization market. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses (“ALLL”), which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including wildfires, flooding, and mudslides, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.

We derive a portion of our non-interest income from the origination of residential real estate loans and the subsequent sale of such loans into the secondary market. If we are unable to continue to originate and sell residential real estate loans at historical or greater levels, our residential real estate loan volume would decrease, which could decrease our earnings. A rising interest rate environment, general economic conditions, market volatility, or other factors beyond our control could adversely affect our ability to originate residential real estate loans. The financial services industry is experiencing an increase in regulations and compliance requirements related to mortgage loan originations necessitating technology upgrades and other changes. If new regulations continue to increase and we are unable to make technology upgrades, our ability to originate mortgage loans will be reduced or eliminated. Additionally, we sell a large portion of our residential real estate loans to third-party investors, and rising interest rates could negatively affect our ability to generate suitable profits on the sale of such loans. If interest rates increase after we originate the loans, our ability to market those loans is impaired as the profitability on the loans decreases. These fluctuations can have an adverse effect on the revenue we generate from residential real estate loans and in certain instances, could result in a loss on the sale of the loans.

Further, for the mortgage loans we sell in the secondary market, the mortgage loan sales contracts contain indemnification clauses should the loans default, generally within the first 90 – 120 days, or if documentation is determined not to be in compliance with regulations. While the Company has had no historic losses as a result of these indemnities, we could be required to repurchase the mortgage loans or reimburse the purchaser of our loans for losses incurred. Both of these situations could have an adverse effect on the profitability of our mortgage loan activities and negatively impact our net income.

Our loan portfolio includes a significant number of commercial loans, which involve risks specific to commercial borrowers.

Our loan portfolio includes a significant amount of commercial real estate loans and commercial lines of credit. Our typical commercial borrower is a small or medium-sized privately owned Colorado business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers’ successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults.

We may be subject to claims and litigation pertaining to our fiduciary responsibilities.

Some of the services we provide, such as trust and investment services, require us to act as fiduciaries for our clients and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a material adverse effect on our business, financial condition or results of operations.

The market for investment managers and professionals is extremely competitive and the loss of a key investment manager could adversely affect our investment advisory and wealth management business.

We believe that investment performance is one of the most important factors that affect the amount of assets under our management and, for that reason, the success of our business is heavily dependent on the quality and experience of our senior wealth management professionals and their track records in terms of making investment decisions that result in attractive investment returns for our clients. We consider the “chairman” and “president” roles in each of our profit center teams to be instrumental to executing our business strategy. However, the market for such investment professionals is extremely competitive and is increasingly characterized by frequent movement of these individuals among different firms. In addition, our individual investment professionals often have direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager. As a result, the loss of a key investment manager could jeopardize our relationships with some of our clients and lead to the loss of client accounts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2018, the fair value of our investment securities portfolio was $44.9 million. Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

We may be adversely affected by the soundness of certain securities brokerage firms.

We do not provide custodial services for our clients. Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services (collectively, “brokerage firms”), either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those brokerage firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and prospects.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short-term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic condition or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

Fee revenue represents a significant portion of our consolidated revenue and is subject to decline, among other things, in the event of a reduction in, or changes to, the level or type of investment activity by our clients.

A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2018, non-interest income represented approximately 47.0% of our consolidated gross revenue. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

In addition, our clients include institutional investors, such as mutual funds, collective investment funds, hedge funds and other investment pools, corporate and public retirement plans, insurance companies, foundations, endowments and investment managers. Economic, market or other factors that reduce the level or rates of savings in or with those institutions, either through reductions in financial asset valuations or through changes in investor preferences, could materially reduce our fee revenue or have a material adverse effect on our consolidated results of operations. These clients also, by their nature, are often able to exert considerable market influence, and this, combined with strong competitive forces in the markets for our services, has resulted in, and may continue to result in, significant pressure to reduce the fees we charge for our services in both our asset servicing and asset management business lines.

The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.

We derive a significant amount of our revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, including changes in oil and gas prices, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, including changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management, caused by a decline in general economic conditions, would decrease our wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

•	Existing clients may withdraw funds from our wealth management business in favor of better performing products;
•	Asset-based management fees could decline from a decrease in assets under management;
•	Our ability to attract funds from existing and new clients might diminish; and
•	Our portfolio managers may depart, to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our asset managers and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings.

Changes in interest rates could reduce our net interest margins and net interest income.

Interest rates are key drivers of our net interest margin and subject to many factors beyond our control. Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expense increasing faster than interest income because of a divergence in financial instrument maturities or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration, which may have a negative impact on fee income.

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities, and the interest we pay on deposits. Additionally, sustained low levels of market interest rates, as we have experienced during the past nine years, could continue to place downward pressure on our net interest margins and, therefore, on our earnings.

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ALLL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

We may be adversely impacted by the transition from LIBOR as a reference rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and GAAP, we maintain an ALLL to provide for incurred loan and lease losses and a reserve for unfunded loan commitments. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks inherent in our then-current portfolio.

The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we may need to increase the allowance for credit losses, such increases may not be sufficient to address losses, and regulators may require us to increase this allowance even further. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

Our businesses and operations, including our private bank and trust services, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates remaining at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. Further, a general economic slowdown could decrease the value of assets under management and administration by our trust services resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to us. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Broad market performance may not be favorable in the future.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or the adoption of other tax reform policies.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets by approximately $1.2 million as a result of the reduction in the corporate tax rate for the year ended December 31, 2017. The intended and unintended consequences of the Tax Reform Act on our business and on holders of our common stock is uncertain and could be adverse.  The Company anticipates that the impact of the Tax Reform Act may be material to our business, financial condition and results of operations.

Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry.

The financial services industry is undergoing rapid change, as technology enables non-traditional new entrants to compete in certain segments of the banking market, in some cases with reduced regulation. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. For example, new business models have been observed in retail payments, consumer and commercial lending, foreign exchange and low-cost investment advisory services. While we closely monitor business disruptors and seek to adapt to changing technologies, matching the pace of innovation exhibited by new and differently situated competitors may require us and policy-makers to adapt at a greater pace.

We have pledged all of the stock of the Bank as collateral for a loan and if the lender forecloses, you could lose your investment.

We have pledged all of the stock of the Bank as collateral for a third-party loan. The loan had no balance as of December 31, 2018. If we were to incur indebtedness under this loan and default, the lender of such loan could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as Federal Home Loan Bank advances, access to the Federal Reserve discount window and the issuance of additional equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest trust clients, many of whom are also depositors. We may not be able to grow and maintain our deposit base. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2018, 21.1% and 24.6% of our total deposits consisted of our 10 largest depositors and allocations to interest-bearing accounts for certain other trust clients deposits we manage, respectively. Losses of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

We receive substantial deposits and assets under management as a result of referrals by professionals, such as attorneys, accountants, and doctors, and such referrals are dependent upon the continued positive interaction with and financial health of those referral sources.

Many of our deposit clients and clients of our private trust bank offices are individuals involved in professional vocations, such as lawyers, accountants, and doctors. These clients are a significant source of referrals for new clients in both the deposit and wealth management areas. If we fail to adequately serve these professional clients with our deposit services, lending, and wealth management products, this source of referrals may diminish, which could have a negative impact on our results. Further, if the economy in the geographic areas that we serve is negatively impacted, the amount of deposits and services that these professional individuals will utilize and the amount of referrals that they will make may decrease, which may have a material and adverse impact on our business, financial condition or results of operations.

Our largest trust client accounts for 35.4% of our total assets under management.

As of December 31, 2018, our largest trust client accounted for, in the aggregate, 35.4% of our total assets under management and 2.4% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.

The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in 2004, we have grown our banking franchise and now have thirteen locations in Colorado, Arizona, Wyoming and California, including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:

•	Any newly established offices may not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
•

Acquisitions we might consummate in the future may prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings, or if we incur unanticipated costs in integrating the acquired businesses into our operations or if a substantial number of the clients of any of the acquired businesses move their business to our competitors;

•	Such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; and
•

Additional capital which we may need to support our growth or the issuance of shares in any acquisitions will be dilutive of the investments that our existing shareholders have in the shares of our common stock that they own and in their respective percentage ownership interests they have in the Company.

We face intense competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.

We conduct our business operations in markets where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, financial technology companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. Larger banks and many of those other financial service organizations have greater financial and marketing resources than we do that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management fees could decline, which would materially adversely affect our business, results of operations and prospects, and could cause us to incur losses in the future.

In addition, our ability to successfully attract and retain investment advisory and wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful in retaining existing and attracting new investment management clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We may not be successful in implementing our internal growth strategy or be able to manage the risks associated with our anticipated growth through opening new boutique private trust bank offices, which could have a material adverse effect on our business, financial condition and results of operations.

Our business strategy includes pursuing organic and internal growth and evaluating strategic opportunities to grow through opening new boutique private trust bank offices. We believe that banking location expansion has been meaningful to our growth since inception. We intend to pursue an organic growth strategy in addition to our acquisition strategy, the success of which is dependent on our ability to generate an increasing level of loans, deposits and assets under management at acceptable risk levels without incurring corresponding increases in non-interest expense. Opening new offices carries with it certain potential risks, including significant startup costs and anticipated initial operating losses; an inability to gain regulatory approval; an inability to secure the services of qualified senior management to operate the new offices and successfully integrate and promote our corporate culture; poor market reception for our new offices established in markets where we do not have a preexisting reputation; challenges posed by local economic conditions; challenges associated with securing attractive locations at a reasonable cost; and the additional strain on management resources and internal systems and controls. Further, we may not be successful in our organic growth strategies generally due to, among other factors, delays in introducing and implementing new products and services and other impediments resulting from regulatory oversight, lack of qualified personnel at existing locations. In addition, the success of our internal growth strategy will depend on maintaining sufficient regulatory capital levels and on favorable economic conditions in our primary market areas. Failure to adequately manage the risks associated with our anticipated growth, including growth through creating new boutique private trust bank offices, could have a material adverse effect on our business and results of operations.

Although we plan to grow our business internally, we may expand our business by acquiring other banks and financial services companies, and we may not be successful in doing so.

While a key element of our business plan is to grow our banking franchise and increase our market share through internal and organic growth, we intend to take advantage of opportunities to acquire other banks, investment advisors, and other financial services companies as such opportunities present themselves. However, we may not succeed in seizing such opportunities when they arise. Our ability to execute on acquisition opportunities may require us to raise additional capital and to increase our capital position to support the growth of our franchise. It will also depend on market conditions; over which we have no control. Moreover, any acquisitions may require the approval of our bank regulators and we may not be able to obtain such approvals on acceptable terms, if at all.

Acquisitions may subject us to integration risks and other unknown risks.

Although we plan to continue to grow our business organically and through opening new boutique private trust bank offices, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. Our acquisition activities could be material to our business and involve a number of risks, including the failure to: adequately centralize and standardize policies, procedures, products, and processes; combine employee benefit plans and compensation cultures; implement a unified investment policy and make related adjustments to combined investment portfolios; implement a unified loan policy and conform lending authority; implement a standard loan management system; avoid delays in implementing new policies or procedures; and apply new policies or procedures.

Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. It is possible that we could undertake an acquisition that subsequently does not perform in line with our financial or strategic objectives or expectations. These events include, but are not limited to: retaining key associates and clients, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; and other events relating to the performance of our business. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized.

Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs. Our due diligence or mitigation efforts may not be sufficient to protect against any such loss or increased costs.

We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired, which could have a material adverse effect on our financial condition and results of operations.

Goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our annual goodwill impairment assessment date for the Company’s reporting units is October 31. Goodwill impairment testing includes an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. One such factor that could impact the assessment are the conditions within the markets that trade the Company’s stock.  The assessment of each reporting unit compares the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date.  As of December 31, 2018, the Company’s enterprise market capitalization was trading below book value, which is a factor that could require us to recognize an impairment charge to our goodwill if the other elements of the impairment assessment are met.  Notwithstanding the foregoing, the results of impairment testing on our intangible assets will have no impact on our tangible book value or regulatory capital levels.  To date, we have not recorded any impairment charges on our goodwill and we believe our current assessment will not result in an impairment charge, however, there is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change.  The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the ALLL, amounts of impairment of assets, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

The occurrence of fraudulent activity, breaches of our information security, and cybersecurity attacks could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our clients, or third parties with whom we interact and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Our industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing,” account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

•	Obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	Manipulate or destroy data;
•	Disrupt, sabotage or degrade service on a financial institution’s systems; or
•	Steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, employees and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of, among other reasons:

•	The proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

These threats arising from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	The techniques used in cyberattacks changing frequently and possibly not being recognized until launched or until well after the breach has occurred;
•

The increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

The vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

Our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Although to date we have not experienced any losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future. While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. While we had insurance against losses related to cyber insurance as of the filing date of this Form 10-K, we may not be able to insure against losses related to cyber-threats in the future and our insurance may not insure against all possible losses. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and we may suffer an interruption in those systems.

We also face indirect technology, cybersecurity and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. In addition to customers and clients, the third parties with whom we interact and upon whom we rely include financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and other parties for whom we process transactions. Each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. Any such cyber-attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. Additionally, interruptions in service and security breaches could damage our reputation, lead existing clients to terminate their business relationships with us, make it more difficult for us to attract new clients and subject us to additional regulatory scrutiny and possibly financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

Our ability to attract and retain clients and key associates could be adversely affected if our reputation is harmed.

Our ability to attract and retain clients and key associates could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues: legal and regulatory requirements; the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; and potential conflicts of interest or ethical issues. Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses. In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers. Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur significant losses due to ineffective risk management processes and strategies.

We seek to monitor and control our risk exposures through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced in recent years, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our potential future business lines, as a result of which our business and operating results could be adversely affected.

A natural disaster could harm our business.

Historically, Colorado, Wyoming, Arizona, and especially California, in which a substantial portion of our business is located, have been susceptible to natural disasters, such as earthquakes, floods, mudslides, and wild fires. The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

We are exposed to risk of environmental liabilities with respect to real properties that we may acquire.

From time to time, in the ordinary course of our business, we acquire, by or in lieu of foreclosure, real properties which collateralize nonperforming loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even if we did not engage in the activities that led to such contamination and those activities took place prior to our ownership of the properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be materially and adversely affected.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing and marketing new lines of business or new products and services. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible or may be dependent on identifying and hiring a qualified person to lead the division. In addition, existing management personnel may not have the experience or capacity to provide effective oversight of new lines of business or new products and services.

External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on customer and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.

When deciding whether to extend credit or enter into other transactions with customers or counterparties, we may rely on information provided by or on behalf of those customers and counterparties, including audited financial statements and other financial information. We may also rely on representations made by customers and counterparties that the information they provide is accurate and complete. We conduct appropriate due diligence on such customer information and, where practical and economical, we engage valuation and other experts or sources of information to assist with assessing collateral and other customer risks. Our financial results could be adversely affected if the financial statements, collateral value or other financial information provided by customers or counterparties are incorrect.

Risks Related to Our Regulatory Environment

The financial services industry is highly regulated, and legislative or regulatory actions taken now or in the future may have a significant adverse effect on our operations.

The financial services industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect clients, depositors, the FDIC deposit insurance fund, and the banking system as a whole, not our shareholders. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the CDB. The banking laws, regulations and policies applicable to us govern matters ranging from the maintenance of adequate capital, safety and soundness, mergers and changes in control to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, imposition of specific accounting requirements, establishment of new offices and the maximum interest rate that may be charged on loans.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2018 and may occur in 2019 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

The Federal Reserve, the FDIC, and the CDB may conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

The Dodd-Frank Act may have a material effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on financial institutions and non-bank providers of financial products. The Dodd-Frank Act has had and will continue to have an impact on our business in the following ways:

•	Changes to regulatory capital requirements;
•	Creation of government regulatory agencies (particularly the CFPB, which develops and enforces rules for bank and non-bank providers of consumer financial products);
•	Changes to deposit insurance assessments;
•	Regulation of debit interchange fees we earn;
•	Changes in retail banking regulations, including potential limitations on certain fees we may charge; and
•	Changes in the regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies, and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the United States federal government to the new administration following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities or otherwise adversely affect our business. Failure to comply with the requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our equity securities.

As a result of the Dodd-Frank Act and associated rulemaking, we have become subject to more stringent capital requirements.

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and the Office of the Comptroller of the Currency (the “OCC”), adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes included the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital, subject to a two-year transition period.

The final rule became effective for us on January 1, 2015. As of December 31, 2018, we met all of these new requirements, including the full capital conservation buffer.

Although we currently cannot predict the specific impact and long-term effects that Basel III will have on our Company and the banking industry more generally, the Company will be required to maintain higher regulatory capital levels which could impact our operations, net income and ability to grow. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us which could restrict our future growth or operations.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material and adverse effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like us, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (“CRE 1 Concentration”); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (“CRE 2 Concentration”) and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2018, our CRE 1 Concentration level was 61.3% and our CRE 2 Concentration level was 196.9%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the CFPB and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Any such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, Title III of the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the GLB Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting client or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

We can be subject to legal and regulatory proceedings, investigations and inquiries related to conduct risk.

Such legal and regulatory activities could result in significant penalties and other negative impacts on our businesses and results of operations. At any given time, we can be involved in defending legal and regulatory proceedings and are subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated have increased over the last few years, and the global judicial, regulatory and political environment generally remains hostile to financial institutions. For example, the U.S. Department of Justice, or the DOJ, conditions the granting of cooperation credit in civil and criminal investigations of corporate wrongdoing on the company involved having provided to investigators all relevant facts relating to the individuals responsible for the alleged misconduct. The complexity of the federal and state regulatory and enforcement regimes in the U.S., means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Moreover, U.S. authorities have been increasingly focused on “conduct risk,” a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm customers, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.

First Western Capital Management Company’s business is highly regulated, and the regulators have the ability to limit or restrict, and impose fines or other sanctions on, its business.

First Western Capital Management Company, our wholly owned registered investment advisor subsidiary (”FWCM”), is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and its business is highly regulated. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. Moreover, the Investment Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that FWCM has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of individual employees or other sanctions, which could include revocation of FWCM’s registration under the Investment Advisers Act. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisory and wealth management companies, FWCM also faces the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit against FWCM could result in substantial costs or reputational harm to FWCM and, therefore, could have an adverse effect on the ability of FWCM to retain key relationship and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

•	Actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	Changes in economic or business conditions;
•	The effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•

Publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	Operating and stock price performance of companies that investors deemed comparable to us;
•	Additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•	Additions or departures of key personnel;
•	Perceptions in the marketplace regarding our competitors or us;
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	Other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance.

In addition, we may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

The trading volume in our common stock is less than other larger financial institutions.

Although our common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to decline.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we no longer qualify as an emerging growth company.

We expect to incur substantial costs related to operating as a public company, and these costs may be higher when we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the Nasdaq Global Select Market rules makes certain operating activities more time-consuming, and has caused us to incur significant new legal, accounting, insurance and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses and such increases will reduce our profitability.

We had a material weakness in internal control over financial reporting relating to the accounting treatment of a non-recurring asset acquisition treated as a business combination in 2017. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, impair investor confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. For the year ended December 31, 2017, in connection with the preparation of year-end financial statements, a material weakness was identified in our internal control design over financial reporting for a business combination transaction related to our asset acquisition of EMC Holdings, LLC. The control designed to evaluate the accounting for the business combination during 2017 did not operate at a precise level to timely prevent and detect a misstatement prior to submission to the independent auditor.

To address this material weakness, we designed and implemented controls to review the data inputs, and expanded research inclusive of the relevant GAAP as well as industry technical guidance and documentation, models, valuations and other processes related to significant and unusual transactions, including business combinations. We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. We also hired additional accounting personnel in connection with our transition from a private company to a public company. Our actions, however, may not be sufficient to result in an effective internal control environment, and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to regulatory penalties.

Securities analysts may not initiate or continue coverage on us.

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

Our management and board of directors have significant control over our business.

As of December 31, 2018, our directors and executive officers beneficially owned an aggregate of 1,993,463 shares, or approximately 24.3% of our shares of common stock.  Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

We have issued $6.6 million aggregate principal amount of subordinated notes due 2026. In the future, we may increase our capital resources by making offerings of debt or equity securities, which may include senior or additional subordinated notes, classes of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

Our common stock is subordinate to our existing and future indebtedness, and is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

Shares of our common stock represent equity interests in the Company and do not constitute indebtedness. Accordingly, the shares of our common stock rank junior to all of our indebtedness and to other non-equity claims on the Company with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights any preferred stock we may issue.

The Company’s right to participate in any distribution of assets of any of its subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of the Company’s common shareholders to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary. As a result, holders of the Company’s common stock will be effectively subordinated to all existing and future liabilities and obligations of its subsidiaries, including claims of depositors.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our articles of incorporation authorize us to issue up to 10 million shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium over the market price and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the stock of the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s common stock) that we use to pay our operating expenses, satisfy our obligations (including our preferred dividends, subordinated debentures, notes, and our other debt obligations) and to pay dividends on our common stock. Federal statutes, regulations and policies restrict the Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. In addition, there are certain restrictions imposed by federal banking laws, regulations and authorities on the payment of dividends by us and by the Bank. If the Bank is unable to pay dividends to us, we will not be able to satisfy our obligations or pay dividends on our common stock. Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

We are a separate and distinct legal entity from the Bank. We receive substantially all of our revenue from dividends paid to us by the Bank, which we use as the principal source of funds to pay our expenses and to pay dividends to our shareholders, if any. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay us. If the Bank does not receive regulatory approval or does not maintain a level of capital sufficient to permit it to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures underlying our trust preferred securities and our other debt obligations. If required payments on our outstanding junior subordinated debentures, held by our unconsolidated subsidiary trusts, or our other debt obligations, are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.

Our articles of incorporation and our bylaws may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

•	Empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•	Provide that directors may only be removed from office for cause;
•	Eliminate cumulative voting in elections of directors;
•	Permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;
•	Prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
•

Require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and

•

Enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

Banking laws also impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act, or the CBCA. These laws could delay or prevent an acquisition.

Furthermore, our bylaws provide that the state or federal courts located in Denver County, Colorado, the county in which the city of Denver is located, will be the exclusive forum for: (i) any actual or purported derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty by any of our directors or officers; (iii) any action asserting a claim against us or our directors or officers arising pursuant to the Colorado Business Corporations Act, our articles of incorporation, or our bylaws; or (iv) any action asserting a claim against us or our officers or directors that is governed by the internal affairs doctrine. By becoming a shareholder of our Company, you will be deemed to have notice of and have consented to the provisions of our bylaws related to choice of forum. The choice of forum provision in our bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, operating results and financial condition.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Our common stock is not a savings accounts, deposits or other obligations of any of our bank or nonbank subsidiaries and will not be insured or guaranteed by the FDIC or any other government agency. Your investment in our common stock is  subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates thirteen profit centers, which consists of nine boutique private trust bank offices with two locations in Arizona, six locations in Colorado and one location in Wyoming; two loan production offices with one location in Ft. Collins, Colorado, and one location in Greenwood Village, Colorado; and two trust offices with one location in Laramie, Wyoming, and one location in Century City, California which co-locates with our registered investment advisor, FWCM. We lease all of our locations. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in thirteen locations (listed below) across Colorado, Arizona, Wyoming and California:

(1)	Headquarters and co-location of profit center, product groups and support centers
(2)	Trust office
(3)	Co-location of trust office and FWCM
(4)	Loan production office

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially and adversely affect our reputation, even if resolved in our favor.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock, no par value, are traded on the NASDAQ Global Market under the symbol “MYFW”.

Holders of Record

As of March 18, 2019, there were approximately 180 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained to support our operations and finance the growth and development of our business. Any future determination to pay dividends on our common stock will be made by our board of directors and will depend upon our results of operations, financial condition, capital requirements, general economic conditions, regulatory and contractual restrictions, our business strategy, our ability to service any equity or debt obligations senior to our common stock and other factors that our board of directors deems relevant. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. See “Supervision and Regulation—Regulation of the Company—Dividends.” In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See “Supervision and Regulation—Regulation of the Bank—Dividends.” The present and future dividend policy of the Bank is subject to the discretion of the board of directors. The Bank is not obligated to pay us dividends.

As a Colorado corporation, we are subject to certain restrictions on distributions under the Colorado Business Corporation Act. Generally, a Colorado corporation may not make a distribution to its shareholders if, after giving the distribution effect: (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

We are also subject to certain restrictions on our right to pay dividends to our shareholders under the terms of our credit agreement with BMO Harris Bank, N.A.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2018, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for future
	outstanding options or		issuance under equity
	vesting of outstanding	Weighted average exercise	compensation plans (excluding
Plan Category	restricted stock grants	price of outstanding options	securities reflected in column (A))
Equity compensation plans approved by shareholders	683,506	$28.84	697,138
Equity compensation plans not approved by shareholders	—	—	—
Total	683,506		697,138

ITEM 6: SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial and other data in conjunction with our consolidated financial statements and related notes and the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	As of and for the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016	2015	2014
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$73,357	$9,502	$62,685	$79,636	$45,906
Available-for-sale securities	44,901	53,650	97,655	66,064	84,127
Mortgage loans held for sale	14,832	22,940	8,053	19,903	—
Loans(1)	893,966	813,689	672,815	610,416	532,537
Allowance for loan losses	7,451	7,287	6,478	5,956	5,960
Promissory notes from related parties	—	5,792	10,384	19,254	25,457
Goodwill	24,811	24,811	24,811	24,811	24,811
Other intangible assets, net	402	1,233	1,452	2,198	2,988
Company owned life insurance	14,709	14,316	13,898	10,477	10,130
Other real estate owned, net	658	658	2,836	3,016	4,573
Total assets	1,084,324	969,659	915,998	857,001	752,581
Noninterest-bearing deposits	202,856	198,685	195,460	148,184	161,256
Interest-bearing deposits	734,902	617,432	558,440	561,753	427,587
FHLB Topeka borrowings	15,000	28,563	37,000	25,000	41,000
Convertible subordinated debentures	—	—	4,749	14,548	20,962
Subordinated notes	6,560	13,435	13,150	7,625	7,625
Credit note payable	—	—	2,736	3,936	5,036
Preferred stock (liquidation preference)	—	24,968	25,468	28,168	28,168
Total shareholders’ equity	116,875	101,846	95,928	87,259	80,367
Selected Income Statement Data:
Interest income	$38,796	$33,337	$29,520	$26,370	$25,134
Interest expense	8,172	5,761	5,063	3,904	4,422
Net interest income	30,624	27,576	24,457	22,466	20,712
Provision for credit losses	180	788	985	1,071	1,455
Net interest income after provision for credit losses	30,444	26,788	23,472	21,395	19,257
Trust and investment management fees	19,165	19,455	20,167	20,863	20,852
Net mortgage gain	4,560	3,469	6,702	3,549	—
Net realized gain (loss) on sale of securities	—	81	114	717	321
Other	3,448	4,708	2,939	2,815	2,103
Non-interest income	27,173	27,713	29,922	27,944	23,276
Non-interest expense	50,195	49,494	49,823	45,636	43,502
Income (loss) before income tax	7,422	5,007	3,571	3,703	(969)
Income tax expense (benefit)	1,775	2,984	1,269	1,053	(11,959)
Net income	5,647	2,023	2,302	2,650	10,990
Preferred dividends paid to preferred shareholders	1,378	2,291	2,840	2,419	2,003
Per Share Data:
Earnings (loss) per share, basic	$0.64	$(0.05)	$(0.11)	$0.05	$1.92
Earnings (loss) per share, diluted	0.63	(0.05)	(0.11)	0.04	1.68
Book value per share(2)	14.67	13.18	12.74	11.74	11.65
Preferred dividends per share	22.27	37.03	42.47	25.77	21.34
Weighted average outstanding shares, basic	6,712,754	5,586,620	5,120,507	4,863,236	4,688,213
Weighted average outstanding shares, diluted	6,754,258	5,586,620	5,120,507	5,863,236	5,360,498
Common shares outstanding, end of period	7,968,420	5,833,456	5,529,542	5,033,565	4,482,059
Convertible preferred shares outstanding, end of period	—	41,000	46,000	73,000	73,000
Preferred shares outstanding, end of period	—	20,868	20,868	20,868	20,868
Summary Performance Ratios:
Return on average assets	0.55%	0.21%	0.26%	0.35%	1.60%
Return on average equity	5.18%	2.02%	2.55%	3.10%	15.42%
Net interest margin	3.27%	3.15%	3.06%	3.28%	3.32%
Efficiency ratio(3)	85.41%	88.10%	90.25%	88.96%	97.07%
Loans to deposits ratio	95.33%	99.70%	89.24%	85.98%	90.44%
Interest rate spread	2.97%	2.91%	2.89%	3.15%	3.10%
Non-interest income to average assets	2.66%	2.90%	3.34%	3.67%	3.38%
Non-interest expense to average assets	4.92%	5.18%	5.57%	6.00%	6.31%
Non-interest income to total income before non‑interest expense	47.16%	50.85%	56.04%	56.64%	54.72%
Summary Credit Quality Ratios:
Nonperforming loans to total loans	2.13%	0.52%	0.54%	1.19%	2.03%
Nonperforming assets to total assets	1.82%	0.50%	0.70%	1.20%	2.04%
Allowance for loan losses to nonperforming loans	39.11%	172.55%	179.60%	81.69%	55.20%
Allowance for loan losses to total loans	0.83%	0.90%	0.96%	0.98%	1.12%
Net charge-offs to average loans outstanding	—%	—%	0.07%	0.19%	0.07%
Other Selected Ratios and Data:
Total noninterest‑bearing deposits to total deposits	21.63%	24.35%	25.93%	20.87%	27.39%
Interest bearing deposits to total deposits	78.37%	75.65%	74.07%	79.13%	72.61%
Cost of funds	0.90%	0.67%	0.63%	0.58%	0.72%
Loan yield	4.36%	4.11%	4.10%	4.22%	4.54%
Total assets under management	$5,235,177	$5,374,471	$4,925,939	$4,743,668	$4,842,177
Total assets under management yield	0.37%	0.36%	0.41%	0.44%	0.43%
Summary Capital Ratios:
Average equity to average assets ratio	10.68%	10.47%	10.10%	11.23%	10.34%
Non‑GAAP Ratios:
Tangible common equity(4)	$91,662	$50,834	$44,197	$32,082	$24,400
Tangible common equity ratio(5)	8.65%	5.39%	4.97%	3.87%	3.37%
Tangible book value per common share(6)	$11.50	$8.71	$7.99	$6.37	$5.44
Return on tangible common equity(7)	4.66%	(0.53)%	(1.22)%	0.72%	36.83%
Consolidated:
CET 1 capital ratio	11.35%	6.56%	6.28%	5.15%	—
Tier 1 capital ratio	11.35%	8.79%	8.43%	7.80%	10.80%
Total risk based capital ratio	13.06%	11.70%	12.07%	9.97%	8.40%
Leverage ratio	9.28%	7.41%	7.00%	6.47%	7.30%
Bank:
CET 1 capital ratio	10.55%	9.81%	9.20%	9.54%	—
Tier 1 capital ratio	10.55%	9.81%	9.20%	9.54%	10.90%
Total risk based capital ratio	11.47%	10.75%	10.16%	10.54%	9.80%
Leverage ratio	8.63%	8.27%	7.63%	7.97%	8.30%

(1)

Total loans net of loan fees and costs do not include loans held for sale of $14.8 million, $22.9 million, $8.1 million, $19.9 million, and $0 million at  December 31, 2018, 2017, 2016, 2015, and 2014 respectively.

(2)

We calculate book value per share as total shareholders’ equity less preferred stock (liquidation preference), at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)

Efficiency ratio is non‑interest expense, less intangible amortization, divided by net interest income plus non‑interest income. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Non‑GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.”

(4)

Tangible common equity is a non‑GAAP financial measure. We calculate tangible common equity as total shareholders’ equity less preferred stock (liquidation preference), goodwill and other intangible assets, net, and tangible assets are total assets less goodwill and other intangible assets, net. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Non‑GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.”

(5)

Tangible common equity ratio is a non‑GAAP financial measure. We calculate the tangible common equity ratio as tangible common equity divided by total assets less goodwill and other intangible assets, net. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Non‑GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.”

(6)

Tangible book value per common share is a non‑GAAP financial measure. We calculate tangible book value per common share as tangible common equity divided by common shares outstanding. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Non-GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.”

(7)

Return on tangible common equity is a non‑GAAP financial measure. We calculate return on tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by tangible common equity. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Non‑GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures.”

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-K as being non‑GAAP financial measures. We classify a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheets or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non‑GAAP financial measures that we discuss in this Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non‑GAAP financial measures that we discuss in this Form 10-K may differ from that of other companies, reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non‑GAAP financial measures we have discussed in this Form 10-K when comparing such non‑GAAP financial measures.

Efficiency Ratio.  We calculate our efficiency ratio as non‑interest expense, less intangible amortization divided by net interest income (which is pre‑provision), plus non‑interest income. The following table reconciles, as of the dates set forth below, non‑interest expense, less intangible amortization (which is a non‑GAAP measure), to non‑interest expense, and presents the calculation of our efficiency ratios:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non‑interest expense	$50,195	$49,494	$49,823	$45,636	$43,502
Less amortization	831	784	747	790	802
Adjusted non‑interest expense	$49,364	$48,710	$49,076	$44,846	$42,700
Net interest income	$30,624	$27,576	$24,457	$22,466	$20,712
Non‑interest income	27,173	27,713	29,922	27,944	23,276
	$57,797	$55,289	$54,379	$50,410	$43,988
Efficiency ratio	85.41%	88.10%	90.25%	88.96%	97.07%

Tangible Common Equity and Tangible Common Equity Ratio.  We calculate tangible common equity as total shareholders’ equity, less preferred stock (liquidation preference), goodwill and other intangible assets, net of accumulated amortization. We calculate tangible assets as total assets less goodwill and other intangible assets, net of accumulated amortization. We calculate the tangible common equity ratio as tangible common equity divided by tangible assets. The most directly comparable GAAP financial measure for tangible common equity is total shareholders’ equity and the most directly comparable GAAP financial measure for tangible assets is total assets.

We believe the use of tangible common book value has less relevance for high-fee banks and investment management firms than for most banks, as our goodwill is all associated with highly desirable fee business. We recognize that the tangible common book value per common share measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles and presents, as of the dates set forth below, total shareholders’ equity to tangible common equity, total assets to tangible assets and presents the calculation of the tangible common equity ratio:

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total shareholders’ equity	$116,875	$101,846	$95,928	$87,259	$80,367
Less
Preferred stock	—	24,968	25,468	28,168	28,168
Goodwill	24,811	24,811	24,811	24,811	24,811
Intangibles, net	402	1,233	1,452	2,198	2,988
Tangible common equity	$91,662	$50,834	$44,197	$32,082	$24,400
Total assets	$1,084,324	$969,659	$915,998	$857,001	$752,581
Less
Goodwill	24,811	24,811	24,811	24,811	24,811
Intangibles, net	402	1,233	1,452	2,198	2,988
Tangible assets	$1,059,111	$943,615	$889,735	$829,992	$724,782
Tangible common equity ratio	8.65%	5.39%	4.97%	3.87%	3.37%

Tangible Book Value per Common Share.  We calculate tangible book value per common share as tangible common equity divided by common shares outstanding as detailed in the table below:

	As of December 31,
(Dollars in thousands, except share and per share data)	2018	2017	2016	2015	2014
Total shareholders’ equity	$116,875	$101,846	$95,928	$87,259	$80,367
Less
Preferred stock	—	24,968	25,468	28,168	28,168
Goodwill	24,811	24,811	24,811	24,811	24,811
Intangibles, net	402	1,233	1,452	2,198	2,988
Tangible common equity	$91,662	$50,834	$44,197	$32,082	$24,400
Common shares outstanding, end of period	7,968,420	5,833,456	5,529,542	5,033,565	4,482,059
Tangible common book value per share	$11.50	$8.71	$7.99	$6.37	$5.44

Return on Tangible Common Equity.  We calculate return on tangible common equity as net income available to common shareholders (net income less dividends paid on preferred stock) divided by tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is total shareholders’ equity.

The following table reconciles net income to income (loss) available to common shareholders and presents the calculation of return on tangible common equity:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Net income, as reported	$5,647	$2,023	$2,302	$2,650	$10,990
Less preferred stock dividends	1,378	2,291	2,840	2,419	2,003
Income (loss) available to common shareholders	$4,269	$(268)	$(538)	$231	$8,987
Tangible common equity	$91,662	$50,834	$44,197	$32,082	$24,400
Return on tangible common equity	4.66%	(0.53)%	(1.22)%	0.72%	36.83%

Pre‑tax, Pre‑Provision Income.  Pre‑tax, pre‑provision income is income (loss) before income tax with provision for credit loss added back. The most directly comparable GAAP financial measure is net income (loss). We believe pre‑tax, pre‑provision income provides the readers of the financial statements information on our performance trends absent fluctuations in credit trends and loan balance changes which both drive provision, and elimination of taxes which provides readers more insight into our performance without consideration of changes in statutory tax rates.

The following table reconciles, as of the dates set forth below, pre‑tax, pre‑provision income to net income:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Income (loss) before income tax, as reported	$7,422	$5,007	$3,571	$3,703	$(969)
Provision for loan losses	180	788	985	1,071	1,455
Pre‑tax, pre‑provision income	$7,602	$5,795	$4,556	$4,774	$486

Gross Revenue.  Gross revenue is our total income before non-interest expense, less gains on securities sold, plus provision for credit losses. The most directly comparable GAAP financial measure is total income before non-interest expense. We believe gross revenue provides the readers of the financial statements information on our performance trends absent fluctuations in liquidity and credit trends.

The following table reconciles, as of the dates set forth below, gross revenue to total income before non-interest expense:

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total income before non-interest expense	$57,617	$54,501	$53,394	$49,339	$42,533
Less
Net gain on sale of securities	—	81	114	717	321
Plus
Provision for credit losses	180	788	985	1,071	1,455
Gross revenue	$57,797	$55,208	$54,265	$49,693	$43,667

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A – Risk Factors” included in Item 1A of this Annual Report on Form 10-K.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We target entrepreneurs, professionals and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations, which we refer to as the “Western wealth management client”. We believe that the Western wealth management client shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

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

From 2004, when we opened our first profit center, until December 31, 2018, we have expanded our footprint into nine full service profit centers, two mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the year ended December 31, 2018, we had $1.1 billion in total assets, $57.6 million in total revenues and provided fiduciary and advisory services on $5.2 billion of assets under management (“AUM”).

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

•

Net gain on mortgage loans sold—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

•

Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.

•

Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients' wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.

•

Income on company‑owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.

Non‑Interest Expense

Non‑interest expense is comprised primarily of the following:

•

Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.

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

•	Amortization of other intangible assets—primarily represents the amortization of intangible assets, including client lists and other similar items recognized in connection with acquisitions.
•

Total loss on sales/provision for other real estate owned—represents the change in the holding value, or in the reserve balance on other real estate owned, or OREO, properties representing a change in the carrying value of the asset.

•

Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the wealth management, capital management and mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 17 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

Primary Factors Used to Evaluate our Balance Sheet

The primary factors we use to evaluate our balance sheet include asset and liability levels, asset quality, capital, liquidity, and potential profit production from assets.

We manage our asset levels to ensure our lending initiatives are efficiently and profitably supported and to ensure we have the necessary liquidity and capital to meet the required regulatory capital ratios. Funding needs are evaluated and forecasted by communicating with clients, reviewing loan maturity and draw expectations, and projecting new loan opportunities.

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem assets such as those determined to be classified, delinquent, nonaccrual, non performing or restructured; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. In 2015, we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, within which we are subject to a multi-year phase-in period. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, Common Equity Tier (“CET”) 1, and revised the adequately and well capitalized thresholds. In addition, Basel III established a new capital conservation buffer of 2.5% of risk-weighted assets, which was phased in over a four-year period beginning January 1, 2016. At December 31, 2018, our capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The year ended December 31, 2018 compared with the year ended December 31, 2017. Subsequent to paying dividends to preferred shareholders, we reported income available to common shareholders of $4.3 million for the year ended December 31, 2018, compared to a loss available to common shareholders for December 31, 2017 of $0.3 million, a $4.5 million, or 1,692.9% increase. For the year ended December 31, 2018, our income before income tax was $7.4 million, a $2.4 million, or 48.2%, increase from December 31, 2017. For the year ended December 31, 2018, compared to the year ended December 31, 2017, income before income tax increased primarily as a result of a $3.0 million, or 11.1%, increase in net interest income, partially offset by a decrease of $0.5 million, or 1.9%, in non-interest income. The decrease in non-interest income was primarily the result of a decrease in a one-time legal fee gain on settlement and the remaining components of non-interest income partially offset by a $172.0 million increase in mortgage loans funded, which resulted in a $1.1 million increase in net gain on mortgage loans sold during the year ended December 31, 2018, compared to December 31, 2017. For the year ended December 31, 2018, net income was $5.6 million, which is an increase over 2017 of $3.6 million, or 179.1%.

Net Interest Income

The year ended December 31, 2018 compared with the year ended December 31, 2017. For the year ended December 31, 2018, compared to the year ended December 31, 2017, net interest income, before the provision for loan losses, increased $3.0 million, or 11.1%, to $30.6 million. This increase was partially attributable to a $108.4 million increase in average outstanding loan balances compared to December 31, 2017, along with an increase in our average yield on loans to 4.36% for the year ended December 31, 2018 from 4.11% for the year ended December 31, 2017. For the year ended December 31, 2018, our net interest margin was 3.27% and our net interest spread was 2.97%. For the year ended December 31, 2017, our net interest margin was 3.15% and our net interest spread was 2.91%.

The increase in average loans outstanding for the year ended December 31, 2018 compared to the same periods in 2017 was primarily due to growth in our 1-4 family residential, owner occupied CRE, and commercial and industrial loans. Net interest income is also impacted by changes in the amount and type of interest-earning assets and interest-bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest-earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average investment balances maintained for year ended December 31, 2018 compared to the same periods in 2017. Our average available-for-sale securities balance during the year ended December 31, 2018 was $49.0 million, a decrease of $45.2 million from ended the year ended December 31, 2017. The decrease was primarily a result of sales of securities in 2017 to support funding and liquidity needs with the growth in loans outstanding.

Interest expense on deposits increased during the year ended December 31, 2018 compared to the same period in 2017, driven primarily by a rising rate environment, which resulted in increases in rates on depository accounts, as well as the impact of an increase in average interest‑bearing deposit accounts of $60.5 million for the year ended December 31, 2018, respectively, when compared to the same period in 2017.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Year Ended December 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$37,518	$689	1.84%	$31,791	$314	0.99%
Available-for-sale securities(2)	48,963	1,097	2.24%	94,139	2,115	2.25%
Loans(3)	849,263	37,010	4.36%	740,903	30,484	4.11%
Promissory notes from related parties(4)	—	—	—%	8,079	424	5.25%
Interest-earning assets(5)	935,744	38,796	4.15%	874,912	33,337	3.81%
Mortgage loans held-for-sale(6)	21,849	908	4.16%	12,652	507	4.01%
Total interest-earning assets, plus loans held-for-sale	957,593	39,704	4.15%	887,564	33,844	3.81%
Allowance for loan losses	(7,163)			(6,947)
Noninterest-earning assets	70,090			74,154
Total assets	$1,020,520			$954,771
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$634,773	$6,511	1.03%	$574,307	$3,778	0.66%
Federal Home Loan Bank Topeka borrowings	45,286	868	1.92%	51,237	748	1.46%
Convertible subordinated debentures	—	—	—%	2,348	167	7.11%
Subordinated notes	10,456	793	7.58%	13,390	1,025	7.65%
Credit note	—	—	—%	874	43	4.92%
Total interest-bearing liabilities	690,515	8,172	1.18%	642,156	5,761	0.90%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	212,907			205,603
Other liabilities	8,081			7,024
Total noninterest-bearing liabilities	220,988			212,627
Shareholders’ equity	109,017			99,988
Total liabilities and shareholders’ equity	$1,020,520			$954,771
Net interest rate spread(7)			2.97%			2.91%
Net interest income(8)		$30,624			$27,576
Net interest margin(9)			3.27%			3.15%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Promissory notes from related parties were reclassed to loans during 2018, due to a change in composition of related parties.
(5)	Tax-equivalent yield adjustments are immaterial.
(6)

Mortgage loans held‑for‑sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans sold line in the income statement. These balances are excluded from the margin calculations in these tables.

(7)	Net interest spread is the average yield on interest‑earning assets (excluding mortgage loans held‑for‑sale) minus the average rate on interest‑bearing liabilities.
(8)

Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held‑for‑sale, and expense paid on interest-bearing liabilities.

(9)	Net interest margin is equal to net interest income divided by average interest‑earning assets (excluding mortgage loans held‑for‑sale)

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

	Year Ended December 31, 2018
	Compared to 2017
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$105	$270	$375
Available-for-sale securities	(1,012)	(6)	(1,018)
Loans	4,721	1,805	6,526
Promissory notes from related parties	—	(424)	(424)
Total increase (decrease) in interest income	$3,814	$1,645	$5,459
Interest-bearing liabilities:
Interest-bearing deposits	620	2,113	2,733
Federal Home Loan Bank Topeka borrowings	(114)	234	120
Convertible subordinated debentures	—	(167)	(167)
Subordinated notes	(224)	(8)	(232)
Credit note	—	(43)	(43)
Total increase in interest expense	$282	$2,129	$2,411
Increase (decrease) in net interest income	$3,532	$(484)	$3,048

Non‑Interest Income

The year ended December 31, 2018 compared with the year ended December 31, 2017. For the year ended December 31, 2018 compared to the year ended December 31, 2017, non-interest income decreased $0.5 million, or 1.9%, to $27.2 million. The decrease in non-interest income was primarily the result of a decrease in a one-time legal fee gain on settlement and the remaining components of non-interest income partially offset by a $172.0 million increase in mortgage loans funded, which resulted in a $1.1 million increase in net gain on mortgage loans sold during the year ended December 31, 2018 compared to December 31, 2017.

The table below presents the significant categories of our non-interest income for the year ended December 31, 2018 and 2017.

	Year Ended
	December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest income:
Trust and investment management fees	$19,165	$19,455	$(290)	(1.5)%
Net gain on mortgage loans sold	4,560	3,469	1,091	31.4%
Bank fees	1,759	2,176	(417)	(19.2)%
Risk management and insurance fees	1,296	1,289	7	0.5%
Income on company-owned life insurance	393	418	(25)	(6.0)%
Net gain on sale of securities	—	81	(81)	(100.0)%
Gain on legal settlement	—	825	(825)	(100.0)%
Total non-interest income	$27,173	$27,713	$(540)	(1.9)%

Trust and investment management fees— For the year ended December 31, 2018 compared to the same period in 2017, our trust and investment management fees within our capital management segment decreased by $1.6 million, or 32.9%, while trust and investment management fees in the wealth management segment increased by $1.4  million, or 9.4%.

Net gain on mortgage loans sold— For the year ended December 31, 2018 compared to the year ended December 31, 2017, our net gain on mortgage loans sold increased by $1.1 million, or 31.4%, to $4.6 million. For the year ended December 31, 2018 and 2017, our average net gain on sale was 94 and 119 basis points, respectively, on loans sold. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans sold for the year ended December 31, 2018 compared to 2017 was primarily related to an increase in origination volume in 2018 compared to 2017. The decline in margin is primarily related to competitive pricing year over year.

Risk management and insurance fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies, and fees from the trailing annuity revenue streams. During the years ended December 31, 2018 and December 31, 2017, we recognized $1.3 million each year of risk management fees. The size and number of client policies placed was comparable year over year.

Provision for Credit Losses

For the year ended December 31, 2018, our provision for credit loss was $0.2 million, as result of an increase to our specific reserve, partially offset by a reduction in our loan loss factors applied to our non-individually evaluated loan pools as a result of lower charge-offs over the corresponding look-back period utilized in our provision calculation. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Year Ended
	December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Non-interest expense:
Salaries and employee benefits	$29,771	$28,663	$1,108	3.9%
Occupancy and equipment	5,853	5,884	(31)	(0.5)%
Professional services	3,451	3,490	(39)	(1.1)%
Technology and information systems	3,982	3,911	71	1.8%
Data processing	2,683	2,436	247	10.1%
Marketing	1,253	1,492	(239)	(16.0)%
Amortization of other intangible assets	831	784	47	6.0%
Other	2,371	2,523	(152)	(6.0)%
Total loss on sales/provision of other real estate owned	—	311	(311)	(100.0)%
Total non-interest expense	$50,195	$49,494	$701	1.4%

The increase in non-interest expense of 1.4% to $50.2 million for the year ended December 31, 2018, was primarily due to an increase in expenses related to salaries and employee benefits resulting from the asset purchase of EMC Holdings, LLC, (“EMC”) in September 2017, as well as increases in equity compensation and health insurance premiums.

Data processing—The increase in data processing costs is primarily related to third-party data processing and infrastructure costs driven by loan, deposit, and trust accounts in 2018 compared to 2017.

Income Tax

During the year ended December 31, 2018, the Company recorded an income tax provision of $1.8 million, reflecting an effective tax rate 23.9%. During the year ended December 31, 2017, the Company recorded an income tax provision of $3.0 million, reflecting an effective tax rate of 59.6%. The decrease in the effective tax rate for the year ended December 31, 2018 was primarily due to the change in corporate tax rates in December 2017 as a result of the passing of the Tax Cuts and Jobs Act of 2017, (the “Tax Reform Act”).

Segment Reporting

We have three reportable operating segments: Wealth Management, Capital Management and Mortgage. Our Wealth Management segment consists of operations relating to our fully integrated wealth management business. Services provided by our wealth management segment include deposit, loan, insurance, and trust and investment management advisory products and services. Our Capital Management segment consists of operations relating to our institutional investment management services over proprietary fixed income, high yield and equity strategies, including acting as the advisor of three owned, managed and rated proprietary mutual funds. Capital Management products and services are financial in nature, with revenues generally based on a percentage of assets under management or paid premiums. Our Mortgage segment consists of operations relating to the origination and sale of residential mortgage loans. Mortgage products and services are financial in nature, with gains and fees recognized net of expenses, upon the sale of mortgage loans to third parties. Services provided by our Mortgage segment include soliciting, originating and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

The following table presents key metrics related to our segments:

	Year Ended December 31, 2018
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$49,640	$3,350	$4,627	$57,617
Income before taxes	$9,402	$(738)	$(1,242)	$7,422
Profit margin	18.9%	(22.0)%	(26.8)%	12.9%

	Year Ended December 31, 2017
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$45,689	$4,993	$3,819	$54,501
Income before taxes	$6,292	$(874)	$(411)	$5,007
Profit margin	13.8%	(17.5)%	(10.8)%	9.2%

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Year Ended December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$38,796	$33,337	$5,459	16.4%
Total interest expense	8,172	5,761	2,411	41.9%
Provision for loan losses	180	788	(608)	(77.2)%
Net interest income	30,444	26,788	3,656	13.6%
Non-interest income	19,196	18,901	295	1.6%
Total income	49,640	45,689	3,951	8.6%
Depreciation and amortization expense	1,283	2,339	(1,056)	(45.1)%
All other non-interest expense	38,955	37,058	1,897	5.1%
Income before income tax	$9,402	$6,292	$3,110	49.4%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,059,557	$934,719	$124,838	13.4%

The Wealth Management segment reported income before income tax of $9.4 million for the year ended December 31, 2018, compared to $6.3 million, for the same period in 2017. The increase is primarily related to increases in the average volume of interest-earning assets and yield for the year ended December 31, 2018 compared to the same period in 2017. During the year ended December 31, 2018 average loans increased $108.4 million and the yield on total interest-earning assets increased to 4.15% from 3.81% compared to the same period in 2017. The increase in non-interest income of $0.3 million for the year ended December 31, 2018 is primarily due to an increase in trust and investment management fees of $1.4 million, partially offset by a decrease in the remaining components of non-interest income compared to the same period in 2017. The increase in other non-interest expense of $1.9 million during the year ended December 31, 2018, compared to the same period in 2017, is primarily due to an increase in salaries and benefits related to health insurance premiums in 2018, stock-based compensation expense related to awards granted to associates in 2017 and an increase in audit and internet technology infrastructure costs in 2018 compared to 2017.

Capital Management

	As of and For the Year Ended December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	3,350	4,993	(1,643)	(32.9)%
Total income	3,350	4,993	(1,643)	(32.9)%
Depreciation and amortization expense	524	108	416	385.2%
All other non-interest expense	3,564	5,759	(2,195)	(38.1)%
Income (loss) before income tax	(738)	(874)	136	(15.6)%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$9,935	$12,000	$(2,065)	(17.2)%

The Capital Management segment reported a loss before income tax of $0.7 million for the year ended December 31, 2018, compared to a loss of $0.9 million, for the same period in 2017. The decrease in non-interest income was partially offset by a gain on legal settlement of $0.8 million recorded in 2017. The decrease in other non-interest expense during the year ended December 31, 2018 was the result of a reduction in salaries expense, office capacity, and professional fees compared to the same period in 2017.

Mortgage

	As of and For the Year Ended December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	4,627	3,819	808	21.2%
Total income	4,627	3,819	808	21.2%
Depreciation and amortization expense	415	—	415	100.0%
All other non-interest expense	5,454	4,230	1,224	28.9%
Loss before income tax	(1,242)	(411)	(831)	202.2%
Goodwill	$—	$—	$—	—%
Identifiable assets	$14,832	$22,940	$(8,108)	(35.3)%

The Mortgage segment reported a loss before income tax of $1.2 million for the year ended December 31, 2018, compared to $0.4 million for the same period in 2017. The overall increase in non-interest income and non-interest expense is related to an increase in the origination of mortgage loans sold and EMC mortgage operations that began in September 2017. We continue to work on operational changes to improve profitability in the Mortgage segment. Additionally, during the year ended December 31, 2018, we incurred $0.3 million of compensation expenses related to the purchase accounting treatment of the stock and cash consideration paid to the sole member of EMC and we recorded $0.2 million of amortization expense related to the sole member’s covenant not to compete for the year ended December 31, 2018, compared to the same period in 2017.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	December 31,
(Dollars in thousands)	2018	2017	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$73,357	$9,502	$63,855	672.0%
Investments	44,901	53,650	(8,749)	(16.3)%
Loans	893,966	813,689	80,277	9.9%
Allowance for loan losses	(7,451)	(7,287)	(164)	2.3%
Loans, net of allowance	886,515	806,402	80,113	9.9%
Mortgage loans held for sale	14,832	22,940	(8,108)	(35.3)%
Promissory notes from related parties	—	5,792	(5,792)	(100.0)%
Goodwill & intangibles, net	25,213	26,044	(831)	(3.2)%
Company-owned life insurance	14,709	14,316	393	2.7%
Other assets	24,797	31,013	(6,216)	(20.0)%
Total assets	$1,084,324	$969,659	$114,665	11.8%
Deposits	$937,758	$816,117	$121,641	14.9%
Borrowings	21,560	41,998	(20,438)	(48.7)%
Other liabilities	8,131	9,698	(1,567)	(16.2)%
Total liabilities	967,449	867,813	99,636	11.5%
Total shareholders’ equity	116,875	101,846	15,029	14.8%
Total liabilities and shareholders’ equity	$1,084,324	$969,659	$114,665	11.8%

Cash and cash equivalents increased by $63.9 million, or 672.0%, to $73.4 million at December 31, 2018 compared to December 31, 2017. During the same period, investments declined by $8.7 million, or 16.3%, to $44.9 million at December 31, 2018. The increase in cash and cash equivalents was primarily due to an increase in deposits at December 31, 2018 compared to December 31, 2017.  We continue to manage our balance sheet in an effort to ensure available cash is actively invested for optimal earnings.

Total loans increased by $80.3 million, or 9.9%, to $894.0 million at December 31, 2018 compared to December 31, 2017. The increase was primarily due to continued organic growth in our market areas and growth in our residential mortgage and construction loans.

Mortgage loans held for sale decreased $8.1 million, or 35.3%, to $14.8 million at December 31, 2018 compared to December 31, 2017. This was primarily due to an increase in loans sold in 2018 compared to 2017.

Promissory notes from related parties decreased $5.8 million at December 31, 2018 compared to December 31, 2017, due to the redemption of one of the notes for $3.7 million in June 2018. The remaining note of $2.1 million was reclassified into the loans, net line item of the consolidated balance sheet, as the borrower is no longer a related party.

Goodwill and intangible assets, net decreased by $0.8 million at December 31, 2018 compared to December 31, 2017 due to amortization on our intangible assets.

Our annual goodwill impairment assessment date for the Company’s reporting units is October 31. Goodwill impairment testing may begin with an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. The assessment of each reporting unit will compare the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date.

As of October 31, 2018 and December 31, 2018, the Company’s enterprise market capitalization was trading below book value. We completed a "step 1" goodwill impairment test as of these dates and, based on the results of our assessment, we believe there are no reporting units at risk of failing "step 1" of the goodwill impairment test.

To estimate the fair value of our reporting units, we use an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. As required, these assumptions, judgments, and estimates are updated during our annual impairment testing in October and subsequently in December. If management determines these assumptions, judgments and estimates have substantially and negatively changed, they may be updated prior to the annual testing date.

Other assets decreased by $6.2 million, or 20.0%, to $24.8 million at December 31, 2018 compared to  December 31, 2017. This was primarily related to the settlement of investment security transactions in January 2018 that were executed in December 2017.

Total deposits increased $121.6 million, or 14.9%, to $937.8 million at December 31, 2018 compared to December 31, 2017. Total interest-bearing deposits increased $117.5 million, or 19.0%, to $734.9 million and noninterest-bearing deposits increased $4.2 million, or 2.1%, to $202.9 million, during this period.

Money market deposit accounts increased $158.5 million, or 47.9%, to $489.5 million at December 31, 2018 compared to December 31, 2017. Time deposit accounts decreased $31.5 million, or 15.0%, to $178.7 million at December 31, 2018 compared to December 31, 2017. Negotiable order of withdrawal (“NOW”) accounts decreased $9.4 million, or 12.7%, to $64.9 million at December 31, 2018, compared to December 31, 2017. This increase in money market deposit accounts was primarily due to transferring cash balances to manage liquidity. The decrease in time deposit accounts was primarily due to the maturity of $35.4 million of public deposits during the year ended December 31, 2018.

Total borrowings decreased $20.4 million, or 48.7%, to $21.6 million at December 31, 2018 compared to December 31, 2017. The decrease was attributable to a $10.0 million decrease in fixed maturity Federal Home Loan bank (“FHLB”), $3.6 million decrease in our FHLB line of credit, and a $6.9 million decrease due to the redemption of our Subordinated Notes due 2020 at December 31, 2018 compared to December 31, 2017.

Total shareholders' equity increased $15.0 million, or 14.8%, to $116.9 million at December 31, 2018, compared to December 31, 2017. The increase is primarily due to the sale of common stock of $34.5 million, $1.9 million of stock-based compensation charges, and net income of $5.6 million. These increases were partially offset by the redemption of preferred stock of $25.0 million, payment of $1.4 million of dividends on our preferred stock, a $0.4 million increase in the unrealized loss on our available-for-sale investments, and $0.2 million of share awards settled.

Assets Under Management

	For the Year Ended
	December 31,
(Dollars in millions)	2018	2017
Managed Trust Balance at Beginning of Period	$1,438	$1,213
New relationships	5	35
Closed relationships	(10)	(24)
Contributions	57	62
Withdrawals	(148)	(110)
Market change, net	38	262
Ending Balance	$1,380	$1,438
Yield*	0.19%	0.17%

Directed Trust Balance at Beginning of Period	$714	$652
New relationships	57	7
Closed relationships	(40)	—
Contributions	107	27
Withdrawals	(87)	(35)
Market change, net	38	63
Ending Balance	$789	$714
Yield*	0.08%	0.06%

Investment Agency Balance at Beginning of Period	$2,100	$2,055
New relationships	159	130
Closed relationships	(249)	(259)
Contributions	259	382
Withdrawals	(345)	(422)
Market change, net	(78)	214
Ending Balance	$1,846	$2,100
Yield*	0.76%	0.70%

Custody Balance at Beginning of Period	$374	$335
New relationships	2	12
Closed relationships	(8)	(3)
Contributions	143	167
Withdrawals	(149)	(184)
Market change, net	(6)	47
Ending Balance	$356	$374
Yield*	0.04%	0.04%

401(k)/Retirement Balance at Beginning of Period	$748	$671
New relationships	170	46
Closed relationships	(39)	(95)
Contributions	93	70
Withdrawals	(62)	(48)
Market change, net	(46)	104
Ending Balance	$864	$748
Yield*	0.19%	0.24%

Total Assets Under Management at Beginning of Period	5,374	4,926
New relationships	393	230
Closed relationships	(346)	(381)
Contributions	659	708
Withdrawals	(791)	(799)
Market change, net	(54)	690
Total Assets Under Management	$5,235	$5,374
Yield*	0.37%	0.36%

*Trust & investment management fees divided by period-end balance.

Assets under management decreased $139.0 million and increased $448.0 million, or 2.6% and 9.1%, to $5.2 billion and $5.4 billion for the year ended December 31, 2018 and 2017, respectively. The decrease in 2018 was primarily attributable to closed accounts within one profit center due to attrition associated with the relationship of a prior president. The increase in 2017 is primarily due to market gains.

Available-for-sale securities

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
Government National Mortgage Association (“GNMA”) mortgage-backed securities—residential	35,591	8	(1,597)	34,002
Federal National Mortgage Association (“FNMA”) mortgage-backed securities—residential	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,281	1	(11)	1,271
Small Business Investment Company	1,206	—	—	1,206
Total securities available-for-sale	$46,929	$11	$(2,039)	$44,901

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2017:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
GNMA mortgage-backed securities—residential	42,001	27	(1,192)	40,836
FNMA mortgage-backed securities—residential	4,530	13	(144)	4,399
Securities issued by U.S. government sponsored entities and agencies	5,206	—	(152)	5,054
Corporate CMO and MBS	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

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

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	35,591	1.90%
FNMA	—	—	—	—	—	—	4,076	0.25%
Securities issued by U.S. government sponsored entities and agencies	—	—	306	0.02	—	—	4,219	0.21%
Corporate CMO and MBS	—	—	—	—	—	—	1,281	0.08%
Total available-for-sale	$—	—%	$556	0.03%	$—	—%	$45,167	2.44%

	Maturity as of December 31, 2017
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	—%	$—	—%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	42,001	1.88%
FNMA	—	—	—	—	—	—	4,530	0.22%
Securities issued by U.S. government sponsored entities and agencies	—	—	679	0.04	—	—	4,527	0.19%
Corporate CMO and MBS	—	—	—	—	—	—	1,529	0.06%
Total available-for-sale	$250	—%	$679	0.04%	$—	—%	$52,587	2.35%

At December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Loan Portfolio

Our primary source of interest income is derived through interest earned on loans to high net worth individuals and their related commercial interests. Our senior lending and credit team consists of seasoned, experienced personnel and we believe that our officers are well versed in the types of lending in which we are engaged. Underwriting policies and decisions are managed centrally and the approval process is tiered based on loan size, making the process consistent, efficient and effective. The management team and credit culture demands prudent, practical, and conservative approaches to all credit requests in compliance with the loan policy guidelines to ensure strong credit underwriting practices.

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2018 and December 31, 2017, we had mortgage loans held for sale of $14.8 million and $22.9 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	As of December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Cash, Securities and Other	$114,165	12.8%	$131,756	16.2%	$111,966	16.7%	$137,523	22.6%	$115,805	21.8%
Construction and Development	31,897	3.5%	24,914	3.1%	39,702	5.9%	28,632	4.7%	16,618	3.1%
1 - 4 Family Residential	350,852	39.3%	282,014	34.7%	242,221	36.0%	184,477	30.3%	162,672	30.6%
Non-Owner Occupied CRE	173,741	19.5%	176,987	21.8%	152,317	22.7%	142,217	23.3%	124,542	23.4%
Owner Occupied CRE	108,480	12.2%	92,742	11.4%	62,879	9.4%	62,893	10.3%	51,021	9.6%
Commercial and Industrial	113,660	12.7%	104,284	12.8%	62,940	9.3%	54,087	8.8%	61,776	11.5%
Total loans held for investment(1)	$892,795	100%	$812,697	100%	$672,025	100%	$609,829	100%	$532,434	100%
Mortgage loans held for sale	$14,832		$22,940		$8,053		$19,903		$—

(1)	Loans held for investment exclude deferred costs, net of $1.2 million, $1.0 million, $0.8 million, $0.6 million, and $0.1 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of December 31, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,349	$88,544	$12,272	$114,165
Construction and Development	—	31,162	735	31,897
1 - 4 Family Residential	1,217	142,853	206,782	350,852
Non-Owner Occupied CRE	1,398	100,486	71,857	173,741
Owner Occupied CRE	276	40,584	67,620	108,480
Commercial and Industrial	6,583	83,570	23,507	113,660
Total loans	$22,823	$487,199	$382,773	$892,795
Amounts with fixed rates	$1,493	$277,418	$162,574	$441,485
Amounts with floating rates	21,330	209,781	220,199	451,310
Total loans	$22,823	$487,199	$382,773	$892,795

	As of December 31, 2017
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$1,775	$120,866	$9,115	$131,756
Construction and Development	1,959	21,591	1,364	24,914
1 - 4 Family Residential	5,926	129,511	146,577	282,014
Non-Owner Occupied CRE	750	97,990	78,247	176,987
Owner Occupied CRE	—	29,152	63,590	92,742
Commercial and Industrial	6,728	77,269	20,287	104,284
Total loans	$17,138	$476,379	$319,180	$812,697
Amounts with fixed rates	$6,274	$258,233	$169,950	$434,457
Amounts with floating rates	10,864	218,146	149,230	378,240
Total loans	$17,138	$476,379	$319,180	$812,697

Non-Performing Assets

Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing interest, troubled debt restructurings (“TDRs”) still accruing interest, and other real estate owned (“OREO”). The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

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

For the year ended December 31, 2018 and 2017, the amount of lost interest for non-accrual loans was $0.4 million and $0.1 million, respectively.

We had $19.7 million in non-performing assets as of December 31, 2018 compared to $4.9 million as of December 31, 2017. The $14.8 million increase in our non-performing assets was primarily related to an $11.3 million Cash, Securities, and Other loan that was classified as a non-accrual TDR in 2018. The remainder of the increase was related to a Commercial and Industrial loan that was classified as a TDR and was still accruing interest at December 31, 2018.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans by category
Cash, Securities and Other	$11,252	$—	$—	$249	$283
Construction and Development	—	—	—	—	—
1 - 4 Family Residential	—	1,171	—	2,325	3,974
Non-Owner Occupied CRE	—	—	—	225	2,448
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	1,735	1,835	3,607	4,492	591
Total non-accrual loans	12,987	3,006	3,607	7,291	7,296
TDRs still accruing	4,848	—	—	—	3,501
Accruing loans 90 or more days past due	1,217	1,217	—	—	—
Total non-performing loans	19,052	4,223	3,607	7,291	10,797
OREO	658	658	2,836	3,016	4,573
Total non-performing assets	$19,710	$4,881	$6,443	$10,307	$15,370
Ratio of non-performing loans to total loans(1)	2.13%	0.52%	0.54%	1.19%	2.03%
Ratio of non-performing assets to total assets	1.82%	0.50%	0.70%	1.20%	2.04%
Allowance as a percentage of non-performing loans	39.11%	172.55%	179.60%	81.69%	55.20%

(1)	Excludes mortgage loans held for sale of $14.8 million, $22.9 million, $8.1 million, $19.9 million, and $0 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Potential Problem Loans

We categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans by credit risk on a quarterly basis, which are segregated into the following definitions for risk ratings:

Special Mention—Loans categorized as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be evaluated for impairment if indicators of impairment exist.

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

As of December 31, 2018 and December 31, 2017 non-performing loans of $19.1 million and $4.2 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of December 31, 2018				As of December 31, 2017
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165	$131,756	$—	$—	$131,756
Construction and Development	31,897	—	—	31,897	23,756	1,158	—	24,914
1 - 4 Family Residential	349,635	—	1,217	350,852	279,424	—	2,590	282,014
Non-Owner Occupied CRE	165,164	8,117	460	173,741	174,794	—	2,193	176,987
Owner Occupied CRE	108,480	—	—	108,480	92,742	—	—	92,742
Commercial and Industrial	100,929	—	12,731	113,660	93,624	114	10,546	104,284
Total	$859,018	$8,117	$25,660	$892,795	$796,096	$1,272	$15,329	$812,697

Allowance for Loan Losses

The allowance for loan losses is established through a provision for credit losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes that a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Average loans outstanding(1)(2)	$849,263	$740,903	$647,228	$563,802	$471,743
Gross loans outstanding at end of period(3)	$893,966	$813,689	$672,815	$610,416	$532,537
Allowance for loan losses at beginning of period	$7,287	$6,478	$5,956	$5,960	$4,839
Provision for (recovery of) loan losses	180	788	985	1,071	1,455
Charge-offs:
Cash, Securities and Other	16	—	124	—	94
Construction and Development	—	—	—	—	—
1 - 4 Family Residential	—	—	—	4	74
Non-Owner Occupied CRE	—	—	—	938	344
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	687	375	—
Total charge-offs	16	—	811	1,317	512
Recoveries:
Cash, Securities and Other	—	10	17	116	44
Construction and Development	—	—	163	—	24
1 - 4 Family Residential	—	11	33	126	84
Non-Owner Occupied CRE	—	—	135	—	15
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	—	—	11
Total recoveries	—	21	348	242	178
Net charge-offs (recoveries)	16	(21)	463	1,075	334
Allowance for loan losses at end of period	$7,451	$7,287	$6,478	$5,956	$5,960
Ratio of allowance to end of period loan	0.83%	0.90%	0.96%	0.98%	1.12%
Ratio of net charge-offs to average loans(1)(4)	—%	—%	0.07%	0.19%	0.07%

(1)	Average balances are average daily balances.

(2)

Excludes average outstanding balances of mortgage loans held for sale of $21.8 million, $12.7 million, $19.0 million, $8.8 million, and $0 million for the years ended for December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)	Excludes mortgage loans held for sale of $14.8 million, $22.9 million, $8.1 million, $19.9 million, and $0 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	As of December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$764	12.8%	$1,066	16.2%	$846	16.7%	$1,175	22.6%	$1,328	21.8%
Construction and development	232	3.5%	202	3.1%	301	5.9%	242	4.7%	150	3.1%
1 - 4 Family Residential	2,552	39.3%	2,283	34.7%	1,833	36.0%	1,539	30.3%	1,434	30.6%
Non-Owner Occupied CRE	1,264	19.5%	1,433	21.8%	1,153	22.7%	1,199	23.3%	1,288	23.4%
Owner Occupied CRE	789	12.2%	751	11.4%	476	9.4%	531	10.3%	461	9.6%
Commercial and Industrial	1,850	12.7%	1,552	12.8%	1,869	9.3%	1,270	8.8%	1,299	11.5%
Total allowance for loan losses	$7,451	100%	$7,287	100%	$6,478	100%	$5,956	100%	$5,960	100%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of book and tax basis differences, our deferred tax assets for the year ended December 31, 2018 decreased $1.7 million from December 31, 2017 to $4.3 million.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $121.6 million, or 14.9%, to $937.8 million at December 31, 2018 from December 31, 2017. Total average deposits the year ended December 31, 2018 were $847.7 million, an increase of $67.8 million, or 8.7%, compared to $779.9 million as of December 31, 2017. The increases are primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2018 and 2017 was driven primarily by an increase in market rates and competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Twelve Month Period Ending December 31,
	2018		2017
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$392,619	1.10%	$282,968	0.57%
Demand deposit accounts	70,364	0.19%	71,921	0.17%
Certificates and other time deposits > $250k	83,074	1.45%	86,865	0.77%
Certificates and other time deposits < $250k	87,095	0.98%	130,949	1.15%
Total time deposits	170,169	1.21%	217,814	0.94%
Savings accounts	1,621	0.09%	1,604	0.04%
Total interest-bearing deposits	634,773	1.03%	574,307	0.66%
Noninterest-bearing accounts	212,907		205,603
Total deposits	$847,680	0.77%	$779,910	0.48%

Average noninterest-bearing deposits to average total deposits was 25.1% and 26.4% for the year ended December 31, 2018 and 2017, respectively.

Our average cost of funds was 0.90% and 0.67% during the year ended December 31, 2018 and 2017, respectively. The increase in our cost of funds for 2018 from 2017 was primarily due to an increase in average rates on interest-bearing deposits to 1.03% during the year ended December 31, 2018 compared to 0.66% in 2017. This increase is primarily due to the impact of a rising rate environment.

Total money market accounts as of December 31, 2018 were $489.5 million, an increase of $158.5 million, or 47.9%, compared to $331.0 million as of December 31, 2017. This increase was primarily due to transferring cash balances to manage liquidity.

Total time deposits as of December 31, 2018 were $178.7 million, a decrease of $31.5 million, or 15.0%, over December 31, 2017. The decrease in time deposit accounts was primarily due to the maturity of $35.4 million of public deposits during the year ended December 31, 2018.

The following table represents the amount of certificates of deposit by time remaining until maturity as of December 31, 2018:

	As of December 31, 2018
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$16,224	$13,554	$27,736	$26,037	$83,551
Other	2,771	39,228	39,994	13,199	95,192
Total	$18,995	$52,782	$67,730	$39,236	$178,743

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2018 and December 31, 2017, borrowings totaled $21.6 million and $42.0 million, respectively. During the year ended December 31, 2018, we redeemed our subordinated notes due 2020 with proceeds from our initial public offering. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017
Borrowings
Federal Home Loan Bank Topeka borrowings	$15,000	$28,563
Subordinated notes	6,560	13,435
	$21,560	$41,998

FHLB Topeka. We have a blanket pledge and security agreement with FHLB Topeka that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2018 and December 31, 2017 amounted to $475.4 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $305.0 million at December 31, 2018.

As of and for the
Year Ended
December 31,
(Dollars in thousands)	2018
Short-term borrowings:
Maximum outstanding at any month-end during the period	$57,068
Balance outstanding at end of period	$5,000
Average outstanding during the period	$26,985
Average interest rate during the period	1.93%
Average interest rate at the end of the period	2.06%

As of December 31, 2018 we had three unsecured federal funds lines of credit of $10.0 million, $13.0 million and $25.0 million, respectively, available to us under such federal funds lines. As of December 31, 2017, we had two unsecured federal funds lines of credit of $13.0 million and $25.0 million, respectively, available to us under such federal funds lines. As of December 31, 2018 and December 31, 2017, there were no amounts drawn on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

Liquidity and Capital Resources

Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which primarily contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds primarily include the ability to borrow from FHLB Topeka and from correspondent banks.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.

	Average Percentage for the Year Ended
	December 31,
	2018	2017
Sources of Funds:
Deposits:
Noninterest-bearing	20.86%	21.53%
Interest-bearing	62.20%	60.15%
FHLB	4.44%	5.37%
Convertible subordinated debentures	—%	0.25%
Subordinated notes	1.03%	1.40%
Credit note	—%	0.09%
Other liabilities	0.79%	0.74%
Shareholders’ equity	10.68%	10.47%
Total	100%	100.0%
Uses of Funds:
Total loans	82.52%	77.04%
Available-for-sale securities	4.80%	9.79%
Mortgage loans held for sale	2.13%	1.32%
Promissory notes from related parties	—%	0.84%
Interest-bearing deposits in other financial institutions	3.68%	3.31%
Noninterest-earning assets	6.87%	7.70%
Total	100%	100.0%
Average noninterest-bearing deposits to average deposits	25.12%	26.36%
Average loans to average deposits	100.19%	95.00%
Total interest-bearing deposits to total deposits	74.88%	73.64%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders' equity increased $15.0 million, or 14.8%, to $116.9 million at December 31, 2018 compared to December 31, 2017. The increase is primarily due to the sale of common stock of $34.5 million, $1.9 million of stock-based compensation charges, and net income of $5.6 million. These increases were partially offset by the redemption of preferred stock of $25.0 million, payment of $1.4 million of dividends on our preferred stock, a $0.4 million increase in the unrealized loss on our available-for-sale investments, and $0.2 million of share awards settled.

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

Capital levels are viewed as important indicators of an institution's financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2018 and December 31, 2017, respectively, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	December 31,		December 31,
	2018		2017
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$87,291	10.55%	$77,879	9.81%
Consolidated Company	94,335	11.35%	52,703	6.56%
Tier 1 capital to risk-weighted assets
Bank	87,291	10.55%	77,879	9.81%
Consolidated Company	94,335	11.35%	70,573	8.79%
Total capital to risk-weighted assets
Bank	94,906	11.47%	85,304	10.75%
Consolidated Company	108,510	13.06%	93,903	11.70%
Tier 1 capital to average assets
Bank	87,291	8.63%	77,879	8.27%
Consolidated Company	94,335	9.28%	70,573	7.41%

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

The following table presents future contractual obligations to make future payments for the periods indicated (amounts in thousands):

	As of December 31, 2018
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$5,000	$10,000	$—	$—		$15,000
Subordinated notes	—	—	—	6,560	(1)	6,560
Time deposits	139,507	29,094	10,142	—		178,743
Minimum lease payments	3,570	6,189	5,033	3,446		18,238
Total	$148,077	$45,283	$15,175	$10,006		$218,541

(1)	Reflects a contractual maturity date of December 31, 2026.

The following tables present financial instruments whose contract amounts represent credit risk, as of the dates indicated.

	December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$33,571	$271,580	$42,971	$218,536
Standby letters of credit	$40	$23,508	$40	$15,532
Commitments to make loans to sell	$17,207	$—	$34,045	$—
Commitments to make loans	$2,750	$19,762	$4,596	$20,572

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following tables summarize the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario.

	As of December 31, 2018		As of December 31, 2017
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(6.61)%	(16.14)%	1.95%	(2.94)%
200	(3.48)%	(8.18)%	1.85%	0.56%
100	(1.12)%	(2.69)%	1.76%	2.16%
Base	—%	—%	—%	—%
−100	2.74%	(0.02)%	(7.74)%	(10.59)%

The model simulations as of December 31, 2018 imply that our balance sheet is liability-sensitive, compared to an asset sensitive balance sheet as of December 31, 2017. The change over the period is driven primarily by an increase in deposit betas and a liability mix shift to higher beta products.

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

Impact of Inflation

Our consolidated financial statements and related notes included within this Form 10-K have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-43 of this Annual Report on Form 10-K.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Western, Financial, Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2013.

Denver, Colorado

March 21, 2019

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2018	2017

ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,574	$1,370
Interest-bearing deposits in other financial institutions	71,783	8,132
Total cash and cash equivalents	73,357	9,502

Available-for-sale securities	44,901	53,650
Correspondent bank stock, at cost	2,488	1,555
Mortgage loans held for sale	14,832	22,940
Loans, net of allowance of $7,451 and $7,287	886,515	806,402
Promissory notes from related parties	—	5,792
Premises and equipment, net	6,100	6,777
Accrued interest receivable	2,844	2,421
Accounts receivable	4,492	5,592
Other receivables	1,391	6,324
Other real estate owned, net	658	658
Goodwill	24,811	24,811
Other intangible assets, net	402	1,233
Deferred tax assets, net	4,306	5,987
Company-owned life insurance	14,709	14,316
Other assets	2,518	1,699
Total assets	$1,084,324	$969,659

LIABILITIES
Deposits:
Noninterest-bearing	$202,856	$198,685
Interest-bearing	734,902	617,432
Total deposits	937,758	816,117
Borrowings:
Federal Home Loan Bank Topeka borrowings	15,000	28,563
Subordinated Notes	6,560	13,435
Accrued interest payable	231	197
Other liabilities	7,900	9,501
Total liabilities	967,449	867,813

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 20,868 issued and outstanding 2017; liquidation preference: $20,868	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 41,000 shares issued and outstanding 2017; liquidation preference: $4,100	—	—
Common stock - no par value; 10,000,000 shares authorized; 7,968,420 and 5,833,456 shares issued and outstanding at 2018 and 2017	—	—
Additional paid-in capital	141,359	130,070
Accumulated deficit	(23,199)	(27,296)
Accumulated other comprehensive loss	(1,285)	(928)
Total shareholders’ equity	116,875	101,846
Total liabilities and shareholders’ equity	$1,084,324	$969,659

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017
Interest and dividend income:
Loans, including fees	$37,010	$30,908
Investment securities	1,097	2,115
Federal funds sold and other	689	314
Total interest and dividend income	38,796	33,337

Interest expense:
Deposits	6,511	3,778
Other borrowed funds	1,661	1,983
Total interest expense	8,172	5,761
Net interest income	30,624	27,576
Less: Provision for credit losses	180	788
Net interest income, after provision for credit losses	30,444	26,788

Non-interest income:
Trust and investment management fees	19,165	19,455
Net gain on mortgage loans sold	4,560	3,469
Bank fees	1,759	2,176
Risk management and insurance fees	1,296	1,289
Income on company-owned life insurance	393	418
Net gain on sale of securities	—	81
Gain on legal settlement	—	825
Total non-interest income	27,173	27,713
Total income before non-interest expense	57,617	54,501

Non-interest expense:
Salaries and employee benefits	29,771	28,663
Occupancy and equipment	5,853	5,884
Professional services	3,451	3,490
Technology and information systems	3,982	3,911
Data processing	2,683	2,436
Marketing	1,253	1,492
Amortization of other intangible assets	831	784
Total loss on sales/provision for other real estate owned	—	311
Other	2,371	2,523
Total non-interest expense	50,195	49,494
Income before income taxes	7,422	5,007
Income tax expense	1,775	2,984
Net income	5,647	2,023
Preferred stock dividends	(1,378)	(2,291)
Net income (loss) available to common shareholders	$4,269	$(268)
Earnings (loss) per common share:
Basic	$0.64	$(0.05)
Diluted	$0.63	$(0.05)

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017
Net income	$5,647	$2,023
Other comprehensive income (loss) items:
Net change in unrealized (losses) gains on available-for-sale securities	(523)	214
Reclassification adjustment for realized gains (losses) included in earnings	41	(81)
Total other comprehensive (loss) income items	(482)	133

Income tax effects	125	(262)
Total other comprehensive	(357)	(129)
Comprehensive income	$5,290	$1,894

See accompanying notes to consolidated financial statements.

 FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at January 1, 2017	20,868	46,000	5,529,542	$123,755	$(27,028)	$(799)	$95,928

Net income	—	—	—	—	2,023	—	2,023
Issuance of common stock, net of issuance costs of $46	—	—	186,791	5,255	—	—	5,255
Series D Preferred Stock Conversion	—	(5,000)	17,500	—	—	—	—
Restricted stock awards	—	—	105,264	—	—	—	—
Stock forfeited in connection with legal settlement	—	—	(8,580)	(244)	—	—	(244)
Other comprehensive loss, net of tax	—	—	—	—	—	(129)	(129)
Stock-based compensation	—	—	—	1,298	—	—	1,298
Options exercised	—	—	2,939	6	—	—	6
Preferred stock dividends	—	—	—	—	(2,291)	—	(2,291)

Balance at December 31, 2017	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	5,647	—	5,647
Issuance of common stock, net of issuance costs of $4,411	—	—	1,989,017	34,450	—	—	34,450
Make whole share issuance	—	—	128,978	—	—	—	—
Preferred stock Series A-C redemption	(20,868)	—	—	(20,783)	(85)	—	(20,868)
Preferred stock Series D redemption	—	(41,000)	—	(4,054)	(46)	—	(4,100)
Other comprehensive loss, net of tax	—	—	—	—	—	(398)	(398)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Cumulative adjustment of unrealized loss on equity securities for adoption of ASU 2016-01	—	—	—	—	(41)	41	—
Stock-based compensation	—	—	—	1,857	—	—	1,857
Preferred stock dividends	—	—	—	—	(1,378)	—	(1,378)

Balance at December 31, 2018	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$5,647	$2,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,222	2,447
Gain on disposal of premises and equipment	—	150
Legal settlement	—	(244)
Deferred income tax expense	1,806	2,671
Total loss on sales/provision of other real estate owned	—	311
Stock-based compensation	1,857	1,298
Provision for credit losses	180	788
Net amortization of investment securities	178	690
Accretion of discounts on convertible subordinated debentures and promissory notes, net	—	(18)
Stock dividends received on correspondent bank stock	(136)	(139)
Increase in cash surrender value of company-owned life insurance	(393)	(418)
Net gain on mortgage loans sold	(4,560)	(3,469)
Net gain on sales of securities	—	(81)
Origination of mortgage loans held for sale	(473,956)	(301,959)
Proceeds from mortgage loans sold	486,473	290,731
Net changes in operating assets and liabilities:
Accounts receivable	1,100	(907)
Accrued interest receivable and other assets	(1,051)	(817)
Accrued interest payable and other liabilities	(1,567)	1,513
Net cash provided (used) by operating activities	17,800	(5,430)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	13,040	12,192
Sales	—	58,565
Purchases	(250)	(32,803)
Purchases of correspondent bank stock	(6,609)	(6,975)
Redemption of correspondent bank stock	5,812	7,328
Purchases of premises and equipment	(714)	(499)
Net cash paid for acquisitions	—	(1,000)
Payments received on promissory notes from related parties	3,701	—
Proceeds from sales of other real estate owned	—	1,867
Loan and note receivable originations and principal collections, net	(78,051)	(140,727)
Net cash used in investing activities	(63,071)	(102,052)
Cash flows from financing activities
Net change in deposits	121,641	62,217
Proceeds from Subordinated Notes issuances, net	—	285
Proceeds from the exercise of stock options	—	6
Proceeds from issuance of common stock, net	34,450	5,255
Settlement of restricted stock	(181)	—
Payments on Credit Note payable	—	(2,736)
Dividends paid on preferred stock	(1,378)	(2,291)
Payments on Subordinated Notes	(6,875)	—
Redemption of preferred stock Series A-C	(20,783)	—
Redemption of convertible preferred stock Series D	(4,054)	—
Redemption costs	(131)	—
Payments to Federal Home Loan Bank Topeka borrowings	(297,866)	(347,683)
Proceeds from Federal Home Loan Bank Topeka borrowings	284,303	339,246
Net cash provided by financing activities	109,126	54,299

Net change in cash and cash equivalents	63,855	(53,183)
Cash and cash equivalents, beginning of year	9,502	62,685
Cash and cash equivalents, end of period	$73,357	$9,502
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$8,138	$5,615
Income tax payment, net of refunds received	439	275
Supplemental noncash disclosures:
Expiration of convertible subordinated debentures	$—	$4,749
Reclass of promissory note to loans	2,091	—
Available-for-sale-reclass of equity securities	703	—
Reclass on equity securities	41	—

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

The Company provides a fully‑integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate customers principally in Colorado (metro Denver, Aspen, Boulder and Fort Collins), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

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

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ.

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At December 31, 2018 and December 31, 2017, 73.6% and 73.5% of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Cash and Cash Equivalent: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: Investments in debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. As of December 31, 2018 and 2017, all investment securities were classified as available-for-sale. As of December 31, 2018, equity mutual funds have been recorded at fair value within the other assets line item in the consolidated balance sheet with changes recorded in the other line item in the consolidated statement of income (in thousands).

Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses in noninterest income.

Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. At December 31, 2018 and 2017, no securities were determined to be other-than-temporarily impaired.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Correspondent Bank Stock: Correspondent bank stock includes stock in both the Federal Home Loan Bank of Topeka ("FHLB Topeka") and Bankers' Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the stock and therefore, no quoted market values exist. For financial reporting purposes, this stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. No provision for impairment was recorded at December 31, 2018 and 2017. Both cash and stock dividends are reported as income when received.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Servicing rights are released when the associated mortgage loans are sold. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs, net of deferred loan fees and costs, and the allowance for loan losses. Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income, using the level yield method without anticipating prepayments, over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees net of certain direct origination costs on commitments and letters of credit are amortized to interest income over the commitment period.

Past Due Loans: The accrual of interest on loans is discontinued at the time the loan becomes 90 days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off if collection of interest or principal is considered doubtful.

Interest accrued but not collected is charged off against interest income at the time a loan is placed on non-accrual status. The interest collected on non-accrual loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans can be returned to accrual status when there is a sustained period of repayment performance (usually six-months or longer) and the collectability of future payments is reasonably assured.

Troubled Debt Restructurings: A troubled debt restructuring ("TDR") is a loan the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower the Company would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower's financial difficulty, include but are not limited to (i) a reduction in the stated interest rate of the loan, (ii) an extension of the maturity date of the loan at an interest rate below market, or (iii) a reduction of the accrued interest.

Loan modifications granted by the Company are reviewed on a case-by-case basis to determine if they should be considered a restructured loan.

Allowance for Loan Losses: The Company's reserve for credit losses is an estimate of the probable incurred credit losses and is comprised of (i) the allowance for loan losses and (ii) the reserve for unfunded commitments. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets and the loan balances in the accompanying consolidated balance sheets are reported net of the allowance for loan losses. The allowance for loan losses is established through a provision for credit losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and dollar volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The Company's loan loss policies do not differ by loan segment.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

TDRs are separately evaluated for impairment and included in the separately identified impairment disclosures. If cash flow dependent, TDRs will be measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting all scheduled principal and interest payments. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The allowance for loan losses is comprised of specific loan loss reserves and general loan loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general loan loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general loan loss reserve is based on historical loss experiences adjusted for eight qualitative factors. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans. When applicable, the pool of loans reviewed consists of residential and commercial mortgage loans, equity lines of credit, commercial lines of credit, and consumer installment loans. The eight qualitative factors the Company considers are:

1.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
2.	Levels and trends in net charge-offs.
3.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
4.	Changes in the nature or volume of the loan portfolio and in the terms of loans.
5.	Changes in the experience, ability, and depth of lending management and other relevant staff.
6.	Changes in the volume and severity of past due loans.
7.	Changes in the quality of the loan review system and associated grading changes.
8.	Change in the level of overdrafts.

The following portfolio segments have been identified:

•

1-4 Family Residential—consists of loans and home equity lines of credit secured by one to four family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied one to four family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.

•

Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with the Company, cash on deposit with the Company or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and a minimal amount may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers' employment prospects, income levels, and overall economic sentiment.

•

Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in the Company’s target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses.

•

Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.

•

Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.

The reserve for unfunded commitments represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include commercial and standby letters of credit, unused lines of credit, and unfunded loan commitments expected to be funded.

The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for loan losses, adjusted for estimated funding probabilities. Changes to the level of the reserve for unfunded commitments are recognized through the provision for credit losses for off-balance sheet credit exposures, included in other operational expenses in the accompanying consolidated statements of income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment: Premises and equipment are carried at cost, net of accumulated depreciation, with the exception of artwork, which is carried at cost. Leasehold improvements are depreciated using the straight-line method and recognized over the shorter of the lease term or estimated useful lives of the assets, ranging from 4 to 15 years. Furniture/equipment and software are depreciated using the straight-line method and recognized over the estimated useful lives of the assets which are 7 years and 3 years, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their implied fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company's consolidated balance sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on a straight-line basis over periods representing the estimated remaining lives of the assets of one to fifteen years, and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. At December 31, 2018, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.

Accounts Receivable: Accounts receivable represents the billed but unpaid fees from trust and investment advisory services owed by clients, which are typically calculated as a percentage of average invested balances. The majority of the Company's investment advisory clients are billed quarterly in arrears based on the daily average balance in the client's trust or investment accounts for that quarter.

Other Receivables: Other accounts receivable represents compensation paid to employees that is contingent on future employment and recognized in the consolidated statements of income over the estimated service period and sales of investments in which the Company has obtained a firm commitment as of the balance sheet dates.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less selling costs, at the date of foreclosure, establishing a new cost basis in the asset. Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. Subsequent to foreclosure, valuations are periodically performed by management, with any subsequent declines in value recorded as a charge to expense through an impairment recorded directly against the other real estate owned assets or to a valuation allowance account. Changes in the valuation allowance are recorded as provision for losses on other real estate owned. Revenue and expenses from operations related to other real estate owned are included in other operational expenses.

Company-Owned Life Insurance: The Company has purchased life insurance policies on certain current and former officers and key employees. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks and forward delivery commitments) to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in net gains on mortgage loans sold.

Stock-Based Compensation: The Company has stock-based compensation plans that provide for the granting of stock options, restricted stock awards, restricted stock units and performance stock units to associates and non-associate directors who perform services for the Company. The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option-pricing model ("Black-Scholes model"). The Company determines the fair value of the restricted and performance stock units as well as restricted stock awards based on the estimated market value of the underlying shares at the date of grant.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company's policy is to recognize forfeitures as they occur.

Income Taxes: Income tax expense is the total of the current year income tax due and the change in the deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company recognizes tax benefits from uncertain tax positions when it is more-likely-than-not, based on the technical merits of the position, the tax position will be sustained upon examination, including the resolution of any appeals or litigation. Tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon resolution.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments have historically been minimal and immaterial to financial results. The Company classifies interest and penalties, if any, as a component of income tax expense.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale which is also recognized as a separate component of equity.

Earnings (Loss) per Common Share: The Company had net income in the consolidated statement of income for the years ended December 31, 2018 and 2017. Due to dividends on preferred stock, the Company reports net income and a net loss available to common shareholders' in those years, respectively. Therefore, earnings per share is positive for the year ended December 31, 2018 and negative for 2017. Earnings (Loss) per common share is computed by dividing net income or net loss available to common shareholders by the weighted average number of shares outstanding during each period. See Note 12 for the common share equivalents that have been included and excluded from the calculation of earnings (loss) per common share.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as unused lines of credit, commitments to make loans and commercial and standby letters of credit. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), Trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the year ended December 31, 2018 are immaterial. Receivables are recorded on the consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the consolidated statement of operations for the year ended December 31, 2018 are considered in scope of Topic 606.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements of $15.7 million at December 31, 2018.

Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently issued accounting pronouncements:  The following reflect recent accounting pronouncements that have been adopted by the Company or pending pronouncements with updates to the expected impact since the end of the Company’s fiscal year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016‑02, Lease Accounting (Topic 842) (“ASU 2016‑02”). Under ASU 2016‑02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet. ASU 2016‑02 will require both types of leases to be recognized on the balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Upon adoption of ASU 2016‑02 with its March 31, 2019 quarterly report on Form 10-Q, the Company expects to recognize right-of-use asset and related lease liability each between $12.0 million and $17.0 million. We expect to elect the modified retrospective transition approach. We also expect to elect and apply the package of practical expedients whereby we will not reassess prior to the effective date (i) whether any expired contracts contain leases, (ii) the lease classification for any existing or expired lease, and (iii) initial direct costs of any existing leases.

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

It also applies to off‑balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative‑effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016‑13 will be effective for the Company on January 1, 2020. Upon adoption of the amendments within this update, the Company expects to make a cumulative‑effect adjustment to the opening balance of retained earnings and the allowance for loan losses in the year of adoption. The Company has formed a CECL committee that is currently working through its implementation plan. The Company is evaluating historical loan level data requirements and implementing a third-party vendor solution to assist in the application of the model. The company is also evaluating documentation requirements, internal control structure, relevant data sources, and system configurations. Currently, we are unable to estimate the impact the adoption this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑9, (Topic 606) (“ASU 2014‑9”). ASU 2014‑9 changes recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires improved disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenues come from interest income and other sources, including loans and securities, that are outside the scope fo ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer. ASU 2014‑09 was effective for the Company on January 1, 2018 and was adopted using the modified retrospective method. The adoption of ASU 2014‑09 did not have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016‑01, Financial Instruments—Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016‑01”), which amended existing guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). It eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in ASU 2016‑01 were effective for the Company beginning January 1, 2018, and for interim periods within that annual period. The adoption of this guidance did not have a material impact on the consolidated financial statements. See Note 16 - Fair Value measurement disclosures.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) ("ASU 2017-08"). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, non-contingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. ASU 2017-08 became effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 was effective for the Company on January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Act from accumulated other comprehensive income into retained earnings. ASU 2018-02 was effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require and entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge of the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not expected to have a significant impact on the financial statements and disclosures.

NOTE 2 – ACQUISITIONS

On August 18, 2017, the Company entered into an Asset Purchase Agreement (the "Mortgage Purchase Agreement") with EMC Holdings, LLC ("EMC") whereby the Company acquired assets related to the mortgage operations of the Englewood Mortgage Company, a residential mortgage loan origination company. The Company accounted for the acquisition of EMC as a business combination. The purpose of the acquisition was to expand the Company's mortgage capabilities and enhance the products and services offered within the markets the Company serves.

Of the cash paid, $1.0 million was deemed purchase consideration and was allocated to the identifiable tangible and intangible assets acquired pursuant to the Mortgage Purchase Agreement. The tangible assets were not material to the consolidated financial statements. The intangible assets primarily consist of a non-competition agreement in the amount of $0.6 million and acquired mortgage loans that were locked but not funded as of the acquisition date in the amount of $0.4 million. The non-competition agreement has an estimated economic life of two years, and is recorded in intangible assets in the accompanying consolidated financial statements, net of amortization. Due to the value of the intangible assets received in the purchase exceeding the consideration of $1.0 million, the Company recorded an immaterial gain on bargain purchase.

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of December 31, 2018 and December 31, 2017 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
Government National Mortgage Association (“GNMA”) mortgage-backed securities – residential	35,591	8	(1,597)	34,002
Federal National Mortgage Association (“FNMA”) mortgage-backed securities – residential	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,281	1	(11)	1,271
Small Business Investment Company	1,206	—	—	1,206
Total securities available-for-sale	$46,929	$11	$(2,039)	$44,901

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
GNMA mortgage-backed securities – residential	42,001	27	(1,192)	40,836
FNMA mortgage-backed securities – residential	4,530	13	(144)	4,399
Securities issued by U.S. government sponsored entities and agencies	5,206	—	(152)	5,054
Corporate CMO and MBS	1,529	—	(50)	1,479
Small Business Investment Company	930	—	—	930
Equity mutual funds	750	—	(47)	703
Total securities available-for-sale	$55,196	$40	$(1,586)	$53,650

Net amortization of premiums and discounts related to mortgage securities during the years ended December 31, 2018 and 2017 was $0.2 million and $0.4 million, which are included with interest income.

In 2014 the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During 2018 and 2017, the Company invested $0.3 million and $0.2 million in SBIC. The Company may invest up to an additional $1.8 million in SBIC through 2019.

At December 31, 2018, the amortized cost and estimated fair value of available‑for‑sale securities, excluding SBIC (“Small Business Investment Company”) have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
December 31, 2018	Cost	Value
Due after one year through five years	$250	$251
Securities (agency and CMO)	45,473	43,444
Total	$45,723	$43,695

At December 31, 2018 and December 31, 2017, securities with carrying values totaling $5.4 million and $23.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At December 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

At December 31, 2018 and December 31, 2017, thirty-three securities and twenty‑eight securities were in an unrealized loss position, with unrealized losses totaling $2.0 million and $1.6 million, respectively. Twenty-six of the securities in an unrealized loss position at December 31, 2018 have been in a continuous unrealized loss position for more than twelve months, the remaining securities in a loss position have been in a continuous unrealized loss position for less than 12 months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at December 31, 2018.

The following table summarizes securities with unrealized losses at December 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA mortgage-backed securities – residential	201	—	32,696	(1,597)	32,897	(1,597)
FNMA mortgage-backed securities – residential	436	(3)	3,215	(205)	3,651	(208)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,302	(223)	4,302	(223)
Corporate CMO and MBS	1,145	(9)	63	(2)	1,208	(11)
Total	$1,782	$(12)	$40,276	$(2,027)	$42,058	$(2,039)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$249	$(1)	$249	$(1)
GNMA mortgage-backed securities – residential	11,621	(237)	27,480	(955)	39,101	(1,192)
FNMA mortgage-backed securities – residential	—	—	3,591	(144)	3,591	(144)
Securities issued by U.S. government sponsored entities and agencies	677	(2)	4,377	(150)	5,054	(152)
Corporate CMO and MBS	—	—	1,316	(50)	1,316	(50)
Equity mutual funds	—	—	703	(47)	703	(47)
Total	$12,298	$(239)	$37,716	$(1,347)	$50,014	$(1,586)

The Company did not sell any securities during the year ended December 31, 2018. The Company sold $58.6 million of securities and realized $0.2 million of gains and realized $0.1 million of losses, from the sale of securities using the specific identification method for the year ended December 31, 2017.

NOTE 4 – CORRESPONDENT BANK STOCK

The following presents the Company's investments in correspondent bank stock, at cost, as of the dates noted (in thousands):

	December 31,
	2018	2017
FHLB Topeka	$2,413	$1,480
BBW	75	75
Total	$2,488	$1,555

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	December 31,	December 31,
	2018	2017
Cash, Securities and Other	$114,165	$131,756
Construction and Development	31,897	24,914
1-4 Family Residential	350,852	282,014
Non-Owner Occupied CRE	173,741	176,987
Owner Occupied CRE	108,480	92,742
Commercial and Industrial	113,660	104,284
Total loans	892,795	812,697
Deferred costs, net	1,171	992
Allowance for loan losses	(7,451)	(7,287)
Loans, net	$886,515	$806,402

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of December 31, 2018 and December 31, 2017 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$331	$—	$11,252	$11,583	$102,582	$114,165
Construction and Development	—	—	—	—	31,897	31,897
1-4 Family Residential	—	—	1,217	1,217	349,635	350,852
Non-Owner Occupied CRE	567	—	—	567	173,174	173,741
Owner Occupied CRE	—	—	—	—	108,480	108,480
Commercial and Industrial	—	—	1,735	1,735	111,925	113,660
Total	$898	$—	$14,204	$15,102	$877,693	$892,795

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$50	$99	$—	$149	$131,607	$131,756
Construction and Development	—	—	—	—	24,914	24,914
1-4 Family Residential	1,250	—	2,388	3,638	278,376	282,014
Non-Owner Occupied CRE	750	—	—	750	176,237	176,987
Owner Occupied CRE	—	—	—	—	92,742	92,742
Commercial and Industrial	1,614	—	1,835	3,449	100,835	104,284
Total	$3,664	$99	$4,223	$7,986	$804,711	$812,697

At December 31, 2018 and December 31, 2017, the Company had a 1‑4 family residential loan totaling $1.2 million which is more than 90 days delinquent, accruing interest, and in the process of collection.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	December 31,	December 31,
	2018	2017
Non-accrual loans
Cash, Securities and Other	$11,252	$—
Construction and Development	—	—
1-4 Family Residential	—	1,171
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,735	1,835
Total	$12,987	$3,006

At December 31, 2018, the non-accrual loans listed above included two loans classified as a TDR with a recorded investment totaling $13.0 million. At December 31, 2017, the non‑accrual loans listed above included one loan classified as a TDR with a recorded investment totaling $1.8 million. Non‑accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	December 31,	December 31,
	2018	2017
Cash, Securities, and Other	$11,252	$—
Commercial and Industrial	6,583	1,835
Total	$17,835	$1,835
Allowance for loan associated with TDR	(940)	(722)
Net recorded investment	$16,895	$1,113

As of December 31, 2018 and December 31, 2017, the Company has not committed any additional funds to a borrower with a loan classified as a TDR.

The Company modified two loans into a TDR during the year ended December 31, 2018. The Company modified one loan into a TDR during the year ended December 31, 2017.

During the year ended December 31, 2018, one loan classified as Cash, Securities, and Other was not making payments in accordance with the original contractual terms. The loan was placed on non-accrual and classified as a TDR. One loan classified as Commercial and Industrial, which was accruing, was classified as a TDR at December 31, 2018. All loans classified as TDRs were making payments in accordance with their modified terms during the year ended December 31, 2018. During the year ended December 31, 2017, one loan classified as Commercial and Industrial, which was classified as a TDR still accruing was not making payments in accordance with the modified terms and was placed on non-accrual status.

The modification of two loans in TDR performed during the year ended December 31, 2018 included an extension of the maturity dates at the same rates as before that the Company would not have otherwise considered as a result of the Borrowers’ financial difficulties. The extensions ranged from 3 months to a year. The modification of the one loan in TDR performed during the year ended December 31, 2017 included an extension of the maturity date at the same rate as before that the Company would not have otherwise considered as a result of the Borrower’s financial difficulties. The extension was for a period of one year.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non‑impaired loans.

The following presents the Company’s recorded investment in impaired loans as of the periods presented (in thousands):

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
December 31, 2018	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Cash, Securities, and Other	11,252	11,252	—	—	11,252	4,506	—
Commercial and Industrial	6,583	4,848	1,735	940	6,583	5,820	34
Total	$17,835	$16,100	$1,735	$940	$17,835	$10,326	$34

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
December 31, 2017	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,835	$—	$1,835	$722	$1,835	$1,066	$—
Total	$1,835	$—	$1,835	$722	$1,835	$1,066	$—

The recorded investment in loans in the previous tables, excludes accrued interest and deferred loan fees and costs due to their immateriality. Interest income, if any, was recognized on the cash basis on non-accrual loans.

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(286)	30	269	(169)	38	298	180
Charge-offs	(16)	—	—	—	—	—	(16)
Recoveries	—	—	—	—	—	—	—
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Allowance for loan losses at December 31, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	764	232	2,552	1,264	789	910	6,511
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Loans at December 31, 2018, evaluated for impairment:
Individually	$11,252	$—	$—	$—	$—	$6,583	$17,835
Collectively	102,913	31,897	350,852	173,741	108,480	107,077	874,960
Ending balance	$114,165	$31,897	$350,852	$173,741	$108,480	$113,660	$892,795

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2017
Beginning balance	$846	$301	$1,833	$1,153	$476	$1,869	$6,478
Provision for (recovery of) credit losses	210	(99)	439	280	275	(317)	788
Charge-offs	—	—	—	—	—	—	—
Recoveries	10	—	11	—	—	—	21
Ending balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287

Allowance for loan losses at December 31, 2017 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$722	$722
Collectively	1,066	202	2,283	1,433	751	830	6,565
Ending balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287

Loans at December 31, 2017, evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,835	$1,835
Collectively	131,756	24,914	282,014	176,987	92,742	102,449	810,862
Ending balance	$131,756	$24,914	$282,014	$176,987	$92,742	$104,284	$812,697

The Company categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans by credit risk on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2018 and December 31, 2017 (in thousands):

		Special
December 31, 2018	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165
Construction and Development	31,897	—	—	31,897
1-4 Family Residential	349,635	—	1,217	350,852
Non-Owner Occupied CRE	165,164	8,117	460	173,741
Owner Occupied CRE	108,480	—	—	108,480
Commercial and Industrial	100,929	—	12,731	113,660
Total	$859,018	$8,117	$25,660	$892,795

		Special
December 31, 2017	Pass	Mention	Substandard	Total
Cash, Securities and Other	$131,756	$—	$—	$131,756
Construction and Development	23,756	1,158	—	24,914
1-4 Family Residential	279,424	—	2,590	282,014
Non-Owner Occupied CRE	174,794	—	2,193	176,987
Owner Occupied CRE	92,742	—	—	92,742
Commercial and Industrial	93,624	114	10,546	104,284
Total	$796,096	$1,272	$15,329	$812,697

NOTE 6 – PREMISES AND EQUIPMENT, NET

The following presents a summary of the cost and accumulated depreciation of premises and equipment at December 31 (in thousands):

	2018	2017
Leasehold improvements, including artwork	$10,026	$9,666
Equipment and software	6,916	6,562
Gross Premises and equipment	16,942	16,228
Less accumulated depreciation	(10,842)	(9,451)
Premises and equipment, net	$6,100	$6,777

Depreciation expense for premises and equipment for the years ended December 31, 2018 and 2017 totaled $1.4 million and $1.7 million.

The Company leases premises under non-cancelable operating leases. The following presents minimum lease payments due pursuant to the leases as of December 31, 2018 for the years indicated (in thousands):

Year	Minimum Payment

2019	$3,570
2020	3,374
2021	2,815
2022	2,675
2023	2,358
Thereafter	3,446
$18,238

The Company's operating lease agreements generally include renewal options for periods ranging from five to seven years. The minimum lease payments due during the option periods are not included above.

Total rent expense for each the years ended December 31, 2018 and 2017 totaled $2.8 million each year and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following presents the Company's goodwill, intangible assets and related accumulated amortization as of December 31 (in thousands):

	2018	2017
Goodwill	$24,811	$24,811
Other intangibles	$9,327	$9,327
Less accumulated amortization on other intangibles	(8,925)	(8,094)
Other intangible assets, net	$402	$1,233

Amortization expense on definite-lived customer relationship and non-compete intangible assets for the years ended December 31, 2018 and 2017 was $0.8 million and $0.8 million.

At October 31, 2018 and December 31, 2018, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company proceeded to complete the two-step impairment test.

Step 1 of the goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform the second step to the impairment test.

Our step 1 goodwill impairment analysis as of October 31, 2018 and December 31, 2018, indicated that the Step 2 analysis was unnecessary.

The following presents the expected amortization expense on definite-lived intangible assets for the next two years related to the balance of definite-lived intangible assets existing at December 31, 2018 (in thousands):

Year	Expense

2019	$351
2020	51
Total	$402

NOTE 8 - DEPOSITS

The following presents the Company’s interest bearing deposits at the dates noted (in thousands):

	December 31,	December 31,
	2018	2017
Money market deposit accounts	$489,506	$331,039
Time deposits	178,743	210,292
Negotiable order of withdrawal accounts	64,853	74,300
Savings accounts	1,800	1,801
Total interest bearing deposits	$734,902	$617,432
Aggregate time deposits of $250,000 or greater	$83,550	$136,741

Overdraft balances classified as loans totaled $0.3 million and $0.1 million at December 31, 2018 and December 31, 2017, respectively.

The following presents the scheduled maturities of all time deposits for the next five years ending December 31 (in thousands):

Year Ending	Time Deposits

2019	$139,507
2020	23,332
2021	5,762
2022	6,965
2023	3,177
Thereafter	—
Total	$178,743

NOTE 9 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2018 and December 31, 2017 amounted to $475.4 million and $361.7 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $305.0 million at December 31, 2018. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		December 31,	December 31,
Maturity Date	Rate %	2018	2017
October 31, 2018 (repaid)	1.75	$—	10,000
August 2, 2019	2.65	5,000	8,563
August 26, 2020	1.94	10,000	10,000
Total		$15,000	$28,563

As of December 31, 2018, the Bank had borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of December 31, 2017, the Bank had borrowing capacity associated with two unsecured federal funds lines of credit up to $13.0 million and $25.0 million. As of December 31, 2018 and December 31, 2017, there were no amounts outstanding on any of the federal funds lines.

The Company’s borrowing facilities included various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 20). As of December 31, 2018 and December 31, 2017, the Company was in compliance with the covenant requirements.

Subordinated Notes

As of December 31, 2018 and 2017, subordinated notes (the "2016 Sub Notes") issued to various investors totaled $6.6 million. The 2016 Sub Notes accrue interest at a rate of 7.25% per annum until December 31, 2021, at which time the rate will adjust each quarter to the then current 90 day London Interbank Offered Rate ("LIBOR") plus 587 basis points, mature on December 31, 2026, are redeemable at the option of the Company after January 1, 2022, and pay interest quarterly.

At December 31, 2017, subordinated notes (the "2012 Sub Notes") issued to various investors totaled $6.9 million. The 2012 Sub Notes, accrued interest at a fixed rate of 8.0% per annum, matured in July 2020, and were redeemable at the option of the Company after July 2015.

Effective July 26, 2018, the Company redeemed all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The subordinated notes due 2020 were redeemed using the proceeds from the Company's recently completed initial public offering, which closed on July 23, 2018.

For the years ended December 31, 2018 and 2017, the Company recorded $0.8 million and $1.0 million of interest expense related to the 2016 Sub Notes and 2012 Sub Notes. The 2016 Sub Notes and 2012 Sub Notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.

Promissory and Credit Note

On July 31, 2014, the Company entered into an Amended and Restated Promissory Note (the "Promissory Note") and an Amended and Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner. The Promissory Note and Credit Note are secured by stock of the Bank and bear interest at the 30 day LIBOR plus 4.0%. As of December 31, 2018 and December 31, 2017, there were no amounts outstanding on either the Promissory Note or the Credit Note and the borrowing capacity associated with these facilities was $7.2 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	December 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$33,571	$271,580	$42,971	$218,536
Standby letters of credit	$40	$23,508	$40	$15,532
Commitments to make loans to sell	$17,207	$—	$34,045	$—
Commitments to make loans	$2,750	$19,762	$4,596	$20,572

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

Litigation, Claims and Settlements

On or about September 1, 2016, the Company terminated an associate. The Company filed legal action against the former associate asserting causes of action against him in connection with his conduct while an employee and post-employment breach of certain surviving provisions of his employment agreement. The former employee then filed an action against the Company alleging wrongful termination, failure to pay all wages upon termination, and failure to pay reimbursement. On November 16, 2017, the parties reached a confidential global resolution of the disputes between them and the action was dismissed, with prejudice. The amounts are reflected in other income within the consolidated statement of income for the year ended December 31, 2017.

In 2015, a bank in Arizona brought suit against the Company, the Bank, and several individuals formerly employed by the plaintiff and subsequently employed by the Bank, arising from the Company's hiring of multiple former plaintiff employees engaged in the mortgage lending area. The plaintiff and the Company entered into a confidential settlement with no admission of liability or wrongdoing, and filed a stipulation for the dismissal of the Company from the action, with prejudice, on June 14, 2017. The settlement amount is included within the professional services component of non-interest income in the consolidated statements of income for the year ended December 31, 2017.

The Company is, from time to time, involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based on advice from legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements.

NOTE 11 – SHAREHOLDERS EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

During the year ended December 31, 2018 and 2017, the Company sold 67,242 and 186,791 shares of its common stock through two Private Placement Memorandums (“PPM”) resulting in proceeds to the Company of $1.9 million and $5.3 million, respectively (net of issuance costs of $0.1 million and an immaterial amount, respectively).

As described in Note 10—Commitments and Contingencies, the Company settled a legal claim and as a result of the settlement, the Company received 8,580 shares of its common stock with an estimated fair value at the time of settlement of $0.2 million. As of December 31, 2017, the shares received as a result of the settlement are retired.

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

As of December 31, 2018, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the year ended December 31, 2018 and December 31, 2017, the Company has recognized compensation expense of $0.3 million and $0.1 million for the Restricted Stock Awards. As of December 31, 2018, the Company has $2.6 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of three and three quarter years. Restricted Stock Awards of 10,526 vested during the year ended December 31, 2018.

Stock‑Based Compensation Plans

As of December 31, 2018, there were a total of 697,138 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”). As of December 31, 2018, if the 465,947 options outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will be transferred to the 2016 Plan and increase the number of shares eligible to be granted under the 2016 Plan to a maximum of 1,163,085 shares.

Stock Options

The Company did not grant any stock options during the year ended December 31, 2018 and 2017.

During the year ended December 31, 2018 and 2017, the Company recognized stock‑based compensation expense of $0.5 million and $0.8 million. As of December 31, 2018, the Company has $0.6 million of unrecognized stock‑based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted‑average period of approximately one and a quarter years.

The following summarizes activity for nonqualified stock options for the year ended December 31, 2018:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	592,714	$29.24
Granted	—	—
Exercised	—	—
Forfeited or expired	(126,767)	$29.91
Outstanding at end of period	465,947	$28.84	4.5	(a)
Options fully vested / exercisable at December 31, 2018	402,872	$29.54	4.2	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of December 31, 2018 and December 31, 2017, there were 402,872 and 458,942 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2022 and 2026.

Share Awards

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the year ended December 31, 2018, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the year ended December 31, 2018:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	179,990	20,840	21,467
Granted	42,442	250	250
Vested	(23,282)	-	-
Forfeited	(14,781)	(5,158)	(4,459)
Outstanding at end of period	184,369	15,932	17,258

During the year ended December 31, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted Time Vesting Units of 37,942 with a five‑year service period in 2018 and vest in equal installments of 50% on the third and fifth anniversaries and the remaining 4,500 Time Vesting Units granted in 2018 require a four year service period and vest in equal installments of 50% on the second and fourth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2018 have a weighted‑average grant‑date fair value of $21.33 per unit. During the years ended December 31, 2018 and December 31, 2017, the Company recognized compensation expense of $1.0 million and $0.4 million for the Time Vesting Units. As of December 31, 2018, there was $3.9 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted‑average period of two and a half years.

Financial Performance Units

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2020. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two year service period vesting requirement ending on December 31, 2021. There were 250 Financial Performance Units granted during the year ended December 31, 2018 and have a weighted-average grant date fair value of $21.00 per unit. As of December 31, 2018, the Company is accruing at the maximum threshold for 50% of the awards and the threshold for the remainder. The maximum shares that can be issued at 150% as of December 31, 2018 was 23,898 shares. During the years ended December 31, 2018 and December 31, 2017, the Company recognized $0.1 million each year of compensation expense for the Financial Performance Units. As of December 31, 2018, there was $0.3 million of unrecognized compensation expense related to the Financial Performance Units which is expected to be recognized over a weighted‑average period of three years.

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

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the year ended December 31, 2018, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of December 31, 2018, there was an immaterial amount of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of three and a half years.

NOTE 12 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Earnings (loss) per common share - Basic
Numerator:
Net income	$5,647	$2,023
Dividends on preferred stock	(1,378)	(2,291)
Net income (loss) available for common shareholders	$4,269	$(268)

Denominator:
Basic weighted average shares	6,712,754	5,586,620
Earnings (loss) per common share - basic	$0.64	$(0.05)

Earnings (loss) per common share - Diluted
Numerator:
Net income	$5,647	$2,023
Dividends on preferred stock	(1,378)	(2,291)
Net income (loss) available for common shareholders	$4,269	$(268)

Denominator:
Basic weighted average shares	6,712,754	5,586,620
Diluted effect of common stock equivalents:
Stock options	15,645	—
Time Vesting Units	11,131	—
Financial Performance Units	4,879	—
Market Performance Units	7,217	—
Restricted Stock Awards	2,632	—
Total diluted effect of common stock equivalents	41,504	—
Diluted weighted average shares	6,754,258	5,586,620
Earnings (loss) per common share - diluted	$0.63	$(0.05)

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. For the period ended December 31, 2018 and 2017, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	For the Period Ended December 31,
	2018	2017
Stock options	339,199	592,714
Convertible Preferred D shares	75,850	151,700
Time Vesting Units	88,333	179,990
Financial Performance Units	8,069	20,840
Market Performance Units	—	21,467
Restricted Stock Awards	34,642	105,264
Maximum number of shares issuable under the Make Whole Right	—	95,356
Total potentially dilutive securities	546,093	1,167,331

NOTE 13 - INCOME TAXES

The components of the Company's income tax (benefit) expense as of December 31 (in thousands):

	2018	2017
Current:
Federal	$(118)	$140
State and local	87	173
Total current tax (benefit) expense	(31)	313
Deferred:
Federal	$1,567	$1,902
Net deferred tax asset remeasurement	—	1,179
State and local	239	(410)
Total deferred taxes	1,806	2,671
Income tax expense	$1,775	$2,984

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (the "2017 Tax Reform") was enacted. The 2017 Tax Reform significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the 2017 Tax Reform, the Company recorded a tax expense of $1.2 million due to a remeasurement of deferred tax assets and liabilities.

The following is a reconciliation of income taxes reflected on the statements of income for the years ended December 31 with income tax expense computed by applying the United States federal income tax rate of 21% and 35%, respectively to income before income taxes (in thousands):

	2018	2017

Income tax expense computed at 21% and 35% statutory rate, respectively	$1,558	$1,753
Statutory rate change from 35% to 21%	—	1,179
Differences:
Permanent differences	(89)	(114)
State taxes, net of federal expense	258	166
Other, net	48	—
Income tax expense	$1,775	$2,984

The following were the principal components of the Company's deferred tax items as of December 31 (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$995	$2,758
Allowance for loan losses	1,921	1,911
Deferred rent	960	957
Stock-based compensation	1,277	1,266
Allowance for losses on other real estate owned	461	469
Other intangible assets	747	946
Unrealized losses on securities	530	405
Other	206	-
Total deferred tax assets	7,097	8,712
Deferred tax liabilities:
Goodwill	$(1,772)	$(1,683)
Depreciation	(980)	(998)
Other	(39)	(44)
Total deferred tax liabilities	(2,791)	(2,725)
Net deferred tax asset	$4,306	$5,987

The net operating loss ("NOL") carryforwards expire in the years 2028 through 2033. As of December 31, 2018, the Company has $0.8 million and $0.2 million of California and Colorado NOLs available for utilization. In general, a corporation's ability to utilize its NOL carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

The Company identified no material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months. The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2015 and forward. There are no federal or state tax examinations currently in progress.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2018 and 2017, the Company expensed matching contributions to the plan totaling $0.6 million each year. The Company did not pay any expenses attributable to the plan during the years ended December 31, 2018 and 2017.

NOTE 15 – RELATED‑PARTY TRANSACTIONS

The Company granted loans to principal officers and directors and their affiliates, all of whom are deemed related parties. At December 31, 2018 and December 31, 2017, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	December 31, 2018	December 31, 2017
Balance, beginning of year	$14,077	$10,268
Funded loans	1,466	8,119
Payments collected	(9,386)	(4,310)
Changes in related parties	(3,498)	—
Balance, end of year	$2,659	$14,077

Deposits from related parties held by the Bank at December 31, 2018 and December 31, 2017 totaled $36.7 million and $53.1 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the year ended December 31, 2018 and 2017, the Company incurred $0.1 million each year, of expense related to this lease.

The Company earned trust and investment management fees of $0.1 million from related parties each year during the years ended December 31, 2018 and 2017. Assets under management for those related parties totaled $89.3 million and $74.8 million at December 31, 2018 and 2017, respectively.

Effective July 23, 2018, the Company redeemed its subordinated notes due 2020. A director of the Company was a subscription holder of such notes. Upon redemption, the Company incurred a principal and interest payment of $0.1 million.

The Company had a note receivable from a former executive officer of $2.1 million and as of December 31, 2018, the former executive officer is no longer a related party. The note receivable from the former executive officer was reclassified from Promissory notes from related parties to the Loans, net line item on the consolidated balance sheet, during the year ended December 31, 2018.

The Company had a note receivable from an executive officer and former executive officer totaling $5.8 million, in the aggregate, as of December 31, 2017. These amounts are included in the promissory notes from related parties on the accompanying consolidated balance sheet as of December 31, 2017. The amounts paid for the year ended December 31, 2018 are included in the payments collected in the table above.

NOTE 16 - FAIR VALUE

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

The following presents assets measured on a recurring basis at December 31, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA mortgage-backed securities – residential	—	34,002	—	34,002
FNMA mortgage-backed securities – residential	—	3,870	—	3,870
Securities issued by U.S. government sponsored entities and agencies	—	4,302	—	4,302
Corporate CMO and MBS	—	1,271	—	1,271
SBIC	—	1,206	—	1,206
Total securities available-for-sale	$250	$44,651	$—	$44,901
Equity securities not available-for-sale	$693	$—	$—	$693
Interest rate lock and forward delivery commitments	$—	$890	$—	$890

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$249	$—	$—	$249
GNMA mortgage-backed securities – residential	—	40,836	—	40,836
FNMA mortgage-backed securities – residential	—	4,399	—	4,399
Securities issued by U.S. government sponsored entities and agencies	—	5,054	—	5,054
Corporate CMO and MBS	—	1,479	—	1,479
SBIC	—	930	—	930
Equity mutual fund	703	—	—	703
Total securities available-for-sale	$952	$52,698	$—	$53,650
Interest rate lock and forward delivery commitments	$—	$665	$—	$665

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of December 31, 2018 and December 31, 2017, the majority of the securities had credit support provided by the Federal Home Loan Mortgage

Corporation, GNMA, the Federal National Mortgage Association or the Small Business Administration. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

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

The following presents assets measured on a nonrecurring basis as of December 31, 2018 and December 31, 2017 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	—	—	795	795
Total impaired loans	$—	$—	$795	$795

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$1,113	$1,113
Total impaired loans	$—	$—	$1,113	$1,113

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At December 31, 2018, other real estate owned remained unchanged from December 31, 2017. As of December 31, 2017, other real estate owned at fair value had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At December 31, 2018, total impaired loans at the fair value of the collateral for collateral dependent loans had carrying values of $1.7 million with valuation allowances of $0.9 million and were classified as Level 3. As of December 31, 2017, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.8 million with valuation allowances of $0.7 million and were classified as Level 3. Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at December 31, 2018 and December 31, 2017.

Impaired loans accounted for provisions for loan losses of $0.2 million and $0.7 million for the years ended December 31, 2018 and December 31, 2017.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal Value	Discount	50% (50%)
			Commission and Cost to Sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	$795	Discounted Cash Flow	Discount Rate	9% (9%)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal Value	Discount	50% (50%)
			Commission and Cost to Sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	$1,113	Discounted Cash Flow	Discount Rate	9% (9%)

The following presents carrying amounts and estimated fair values for financial instruments as of December 31, 2018 and December 31, 2017 (in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,357	$73,357	$—	$—
Securities available-for-sale	44,901	250	44,651	—
Loans, net	886,515	—	—	868,828
Mortgage loans held for sale	14,832	—	14,832	—
Accrued interest receivable	2,844	—	2,844	—
Other assets	693	693	—	—
Liabilities:
Deposits	$937,758	$—	$940,039	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	15,000	—	14,833	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,434
Accrued interest payable	231	—	231	—

	Carrying	Fair Value Measurements Using:
December 31, 2017	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,502	$9,502	$—	$—
Securities available-for-sale	53,650	952	52,698	—
Loans, net	806,402	—	—	822,392
Mortgage loans held for sale	22,940	—	22,940	—
Correspondent bank stock	1,555	N/A	N/A	N/A
Accrued interest receivable	2,421	—	2,421	—
Promissory notes, net	5,792	—	—	5,792
Liabilities:
Deposits	$816,117	$—	$821,059	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	28,563	—	29,108	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,893
2012 Subordinated notes – fixed rate	6,875	—	—	7,129
Accrued interest payable	197	—	197	—

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

The methods and assumptions, not previously presented, used to estimate fair values are described as follows.

Cash and Cash Equivalents and Restricted Cash: The carrying amounts of cash and cash equivalents and restricted cash approximate fair values as maturities are less than 90 days and balances are generally in accounts bearing current market interest rates.

Loans, net: The fair values for all fixed-rate and variable-rate performing loans were estimated by discounting the projected cash flows of such loans at December 31, 2018 and 2017. Principal and interest cash flows were projected based on the contractual terms of the loans, including maturity, contractual amortization and adjustments for prepayments and expected losses, where appropriate. A discount rate was developed based on the relative risk of the cash flows, taking into account the loan type, maturity and a required return on capital.

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Correspondent Bank Stock: The fair value of FHLB stock and Bankers' Bank of the West stock due to restrictions placed on their transferability is not readily determinable.

Accrued Interest Receivable and Payable: The carrying amounts of accrued interest approximate fair value due to their short-term nature.

Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting dates. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:

Variable Rate Borrowings: The carrying amounts of borrowings with variable rates approximate their fair values since the interest rates change to reflect current market borrowing rates for similar instruments and borrowers with similar credit ratings.

Fixed Rate Borrowings: Borrowings with fixed rates are valued using inputs such as discounted cash flows and current interest rates for similar instruments and borrowers with similar credit ratings.

NOTE 17 - SEGMENT REPORTING

The Company’s reportable segments consist of Wealth Management, Capital Management, and Mortgage. The chief operating decision maker (“CODM”) is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax.

The Wealth Management segment consists of operations relative to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services.k

The Capital Management segment consists of operations relative to the Company’s institutional investment management services over proprietary fixed income, high yield, and equity strategies, including the advisor of three owned, managed, and rated mutual funds. Capital management products and services are financial in nature for which revenues are based on a percentage of assets under management or paid premiums.

The Mortgage segment consists of operations relative to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized net of expenses, upon the sale of mortgage loans to third parties.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2018 and 2017 (in thousands):

Year Ended December 31, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$38,796	$—	$—	$38,796
Total interest expense	8,172	—	—	8,172
Provision for loan losses	180	—	—	180
Net-interest income	30,444	—	—	30,444
Non-interest income	19,196	3,350	4,627	27,173
Total income	49,640	3,350	4,627	57,617
Depreciation and amortization expense	1,283	524	415	2,222
All other non-interest expense	38,955	3,564	5,454	47,973
Income before income tax	$9,402	$(738)	$(1,242)	$7,422

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,059,557	$9,935	$14,832	$1,084,324

Year Ended December 31, 2017	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$33,337	$—	$—	$33,337
Total interest expense	5,761	—	—	5,761
Provision for loan losses	788	—	—	788
Net-interest income	26,788	—	—	26,788
Non-interest income	18,901	4,993	3,819	27,713
Total income	45,689	4,993	3,819	54,501
Depreciation and amortization expense	2,339	108	—	2,447
All other non-interest expense	37,058	5,759	4,230	47,047
Income before income tax	$6,292	$(874)	$(411)	$5,007

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$934,719	$12,000	$22,940	$969,659

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The tables below present condensed financial statements pertaining only to FWFI (in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,
Condensed Balance Sheets	2018	2017
ASSETS
Cash and cash equivalents:	$9,669	$6,935
Investment in subsidiaries	110,675	103,457
Promissory notes, net of discount	-	5,792
Loans, net	2,091	-
Other assets	1,081	2,361
Total assets	$123,516	$118,545
LIABILITIES
Borrowings:
Subordinated Notes	$6,560	$13,435
Other liabilities	81	3,264
Total liabilities	6,641	16,699
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	116,875	101,846
Total liabilities and shareholders’ equity	$123,516	$118,545

	Year Ended December 31,
Condensed Statements of Income	2018	2017
Income
Interest income	$178	$423
Total income	178	423
Expense
Interest expense	791	1,235
Non-interest expense	173	203
Total expense	964	1,438
Loss Before Income Tax and Equity in Undistributed Income of Subsidiaries	(786)	(1,015)
Income Tax Benefit	101	1,492
(Loss) Income Before Equity in Undistributed Income of Subsidiaries	(685)	477
Equity in Undistributed Income to Subsidiaries	6,332	1,546
Net income	$5,647	$2,023

	Year Ended December 31,
Condensed Statements of Cash Flows	2018	2017
Cash flows from operating activities
Net income	$5,647	$2,023
Adjustments:
Deferred income tax expense	911	1,439
Stock-based compensation	1,857	1,298
Gain on legal settlement	—	(244)
Accretion of discounts on convertible subordinated debentures and promissory notes, net	—	(18)
Depreciation	—	(62)
Loss on sale of fixed assets	—	104
Undistributed equity in subsidiaries	(6,332)	(1,546)
Change in other assets	369	(282)
Change in other liabilities	(3,183)	4,635
Net cash provided by operating activities	(731)	7,347
Cash flows from investing activities
Payments received on promissory notes from related parties	3,701	—
Investment in subsidiaries	(1,284)	(10,500)
Net cash used in investing activities	2,417	(10,500)
Cash flows from financing activities
Proceeds from issuance of Subordinated Notes	—	285
Payment on redemption of Subordinated Notes	(6,875)	—
Proceeds from issuance of common stock, net	34,450	5,255
Redemption of preferred stock Series A-C	(20,783)	—
Redemption of convertible preferred stock Series D	(4,054)	—
Redemption costs	(131)	—
Proceeds from the issuance of stock options	—	6
Settlement of restricted stock	(181)	—
Payments on Credit note	—	(2,736)
Dividends paid on preferred stock	(1,378)	(2,291)
Net cash provided by financing activities	1,048	519

Net change in cash and cash equivalents	2,734	(2,634)
Cash and cash equivalents, beginning of year	6,935	9,569
Cash and cash equivalents, end of year	$9,669	$6,935

Supplemental noncash disclosures:
Reclass of promissory note to loans	$2,091	$—
Expiration of convertible subordinated debentures	$—	$4,749

NOTE 19 - SUPPLEMENTAL FINANCIAL DATA

Other non‑interest expense as shown in the consolidated statements of income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other income (in thousands).

	Year Ended December 31,
Other non-interest expense	2018	2017
Corporate development and related	$1,249	$1,384
Loan and deposit related	717	645
Office supplies and deliveries	209	250
Other	196	244
Total Other non-interest expense	$2,371	$2,523

NOTE 20 - REGULATORY CAPITAL MATTERS

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

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of December 31, 2018, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and will increase each year until fully implemented in January 2019. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. At December 31, 2018, required ratios including the capital conservation buffer were (i) CET 1 of 6.375%; (ii) a Tier 1 capital ratio of 7.875%; and (iii) a total capital ratio of 9.875%.

As of December 31, 2018, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2018 that have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it is subject as of December 31, 2018 and December 31, 2017.

The following presents the actual and required capital amounts and ratios as of December 31, 2018 and December 31, 2017 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$87,291	10.55%	$37,240	4.5%	$53,791	6.5%
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	87,291	10.55	49,653	6.0	66,204	8.0
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	94,906	11.47	66,204	8.0	82,755	10.0
Consolidated	108,510	13.06	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	87,291	8.63	40,459	4.0	50,574	5.0
Consolidated	94,335	9.28	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$77,879	9.81%	$35,719	4.5%	$51,595	6.5%
Consolidated	52,703	6.56	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	77,879	9.81	47,626	6.0	63,501	8.0
Consolidated	70,573	8.79	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	85,304	10.75	63,501	8.0	79,377	10.0
Consolidated	93,903	11.70	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	77,879	8.27	37,659	4.0	47,073	5.0
Consolidated	70,573	7.41	N/A	N/A	N/A	N/A

*****

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

The Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report.  Based on such evaluation, our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

As previously reported, we had a material weakness in internal control over financial reporting relating to the accounting treatment of a non-recurring asset acquisition treated as a business combination as of December 31, 2017. To address this material weakness, we designed and implemented controls to review the data inputs, and expanded research inclusive of the relevant GAAP as well as industry technical guidance and documentation, models, valuations and other processes related to significant and unusual transactions, including business combinations. We also hired additional accounting personnel in connection with our transition from a private company to a public company. Because no business combinations occurred in the year ended December 31, 2018, the controls related to such business combinations have not been tested for remediation as of December 31, 2018.  Management assessed, as of December 31, 2018, the severity of the control deficiency related to business combinations. Based on this assessment, management concluded that no material weakness related to business combinations existed as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, or the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive officers.  The full text of our Code of Business Conduct and Ethics is posted on the investor relations page of our website which is located https://myfw.gcs-web.com/investor-relations.  We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Item 11: Executive Compensation

The information required by this item is hereby incorporated by reference from the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference from the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

Item 14: Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference from the 2019 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2018.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 85
	(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.

(b)	(3)	Exhibits

The exhibits are filed as part of this report and exhibits incorporated by reference to other documents are as follows:

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

3.2		Amended and Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

4.2

Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.3

Form of Note Purchase Agreement for 7.25% Fixed-to-Floating Rate Subordinated Notes due 2026 (incorporated by reference to Exhibit 4.6 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.1†		First Western Financial, Inc. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.2†		First Western Financial, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.3†

Employment Agreement, dated January 1, 2017, between Scott Wylie and First Western Financial,  Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.4†

Amended and Restated Employment Agreement, dated March 5, 2018, between Julie Courkamp and First Western Financial,  Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.5

Business Loan Agreement, dated October 31, 2009, between First Western Financial, Inc., as borrower, and BMO Harris Bank N.A. (successor by merger to M&I Marshall & Ilsley Bank), as lender, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.6

Asset Purchase Agreement, dated August 18, 2017, among EMC Holdings, LLC, WHMC, LLC, Alan Schrum and First Western Trust Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.7†

Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.8†

First Western Financial, Inc. NEO Discretionary Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

21.1*	Subsidiaries of First Western Financial, Inc.

23.1*	Consent of Crowe LLP

24.1*	Powers of attorney (included on signature page to the Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Filed herewith.

**    These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†      Indicates a management contract or compensatory plan.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

March 21, 2019	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott C. Wylie and Julie A. Courkamp, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer and President (principal executive officer)	March 21, 2019
Scott C. Wylie

/s/ Julie A. Courkamp	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 21, 2019
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 21, 2019
Julie A. Caponi

/s/ David R. Duncan	Director	March 21, 2019
David R. Duncan

/s/ Thomas A. Gart	Director	March 21, 2019
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 21, 2019
Patrick H. Hamill

/s/ Luke A. Latimer	Director	March 21, 2019
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 21, 2019
Eric D. Sipf

/s/ Mark L. Smith	Director	March 21, 2019
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 21, 2019
Joseph C. Zimlich