Form 10-Q
period 2019-03-31
First Western Financial Inc
filed 2019-05-10
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	MYFW	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 6, 2019
Common Stock, no par value	7,983,866

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	geographic concentration in Colorado, Arizona, Wyoming and California;
•	changes in the economy affecting real estate values and liquidity;
•	our ability to continue to originate residential real estate loans and sell such loans;
•	risks specific to commercial loans and borrowers;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	competition for investment managers and professionals and our ability to retain our associates;
•	fluctuation in the value of our investment securities;
•	the terminable nature of our investment management contracts;
•	changes to the level or type of investment activity by our clients;
•	investment performance, in either relative or absolute terms;
•	changes in interest rates;
•	the adequacy of our allowance for credit losses;
•	weak economic conditions and global trade;
•	legislative changes or the adoption of tax reform policies;
•	external business disruptors in the financial services industry;
•	liquidity risks;
•	our ability to maintain a strong core deposit base or other low-cost funding sources;
•	continued positive interaction with and financial health of our referral sources;

•	retaining our largest trust clients;
•	our ability to achieve our strategic objectives;
•	competition from other banks, financial institutions and wealth and investment management firms;
•	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
•	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
•	the accuracy of estimates and assumptions;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	technological change;
•	our ability to attract and retain clients;
•	natural disasters;
•	new lines of business or new products and services;
•	regulation of the financial services industry;
•	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	limited trading volume and liquidity in the market for our common stock;
•	fluctuations in the market price of our common stock;
•	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
•	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
•	the initiation and continuation of securities analysts coverage of the Company;
•	future issuances of debt securities;
•	our ability to manage our existing and future indebtedness;
•	available cash flows from the Bank; and
•	other factors that are discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,164	$1,574
Interest-bearing deposits in other financial institutions	67,602	71,783
Total cash and cash equivalents	69,766	73,357

Available-for-sale securities	53,610	43,695
Correspondent bank stock, at cost	993	2,488
Mortgage loans held for sale	19,778	14,832
Loans, net of allowance of $7,645 and $7,451	923,545	886,515
Premises and equipment, net	5,815	6,100
Accrued interest receivable	3,053	2,844
Accounts receivable	4,561	4,492
Other receivables	881	1,391
Other real estate owned, net	658	658
Goodwill	24,811	24,811
Other intangible assets, net	229	402
Deferred tax assets, net	4,549	4,306
Company-owned life insurance	14,803	14,709
Other assets	17,636	3,724
Total assets	$1,144,688	$1,084,324

LIABILITIES
Deposits:
Noninterest-bearing	$226,484	$202,856
Interest-bearing	751,617	734,902
Total deposits	978,101	937,758
Borrowings:
Federal Home Loan Bank Topeka borrowings	20,361	15,000
Subordinated Notes	6,560	6,560
Accrued interest payable	329	231
Other liabilities	19,669	7,900
Total liabilities	1,025,020	967,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; 7,968,420 shares issued and outstanding each year at 2019 and 2018	—	—
Additional paid-in capital	141,738	141,359
Accumulated deficit	(21,337)	(23,199)
Accumulated other comprehensive loss	(733)	(1,285)
Total shareholders’ equity	119,668	116,875
Total liabilities and shareholders’ equity	$1,144,688	$1,084,324

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$10,218	$8,602
Investment securities	310	277
Federal funds sold and other	522	127
Total interest and dividend income	11,050	9,006

Interest expense:
Deposits	2,909	1,160
Other borrowed funds	170	486
Total interest expense	3,079	1,646
Net interest income	7,971	7,360
Less: Provision for (recovery of) credit losses	194	(187)
Net interest income, after provision for (recovery of) credit losses	7,777	7,547

Non-interest income:
Trust and investment management fees	4,670	4,954
Net gain on mortgage loans sold	1,456	1,251
Bank fees	289	610
Risk management and insurance fees	468	383
Income on company-owned life insurance	93	94
Total non-interest income	6,976	7,292
Total income before non-interest expense	14,753	14,839

Non-interest expense:
Salaries and employee benefits	7,618	8,180
Occupancy and equipment	335	375
Lease costs, net	1,072	1,110
Professional services	777	824
Technology and information systems	1,069	1,063
Data processing	687	640
Marketing	278	285
Amortization of other intangible assets	173	230
Other	593	579
Total non-interest expense	12,602	13,286
Income before income taxes	2,151	1,553
Income tax expense	524	367
Net income	1,627	1,186
Preferred stock dividends	—	(561)
Net income available to common shareholders	$1,627	$625
Earnings per common share:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$1,627	$1,186
Other comprehensive income (loss) items:
Net change in unrealized gains (losses) on available-for-sale securities	1,062	(706)
Income tax effects	(275)	(60)
Total other comprehensive income (loss)	787	(766)
Comprehensive income	$2,414	$420

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at January 1, 2018	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	1,186	—	1,186
Issuance of common stock, net of issuance costs of $7	—	—	67,242	1,909	—	—	1,909
Reclassification on unrealized loss on equity securities	—	—	—	—	(41)	41	—
Other comprehensive loss, net of tax	—	—	—	—	—	(766)	(766)
Stock-based compensation	—	—	—	541	—	—	541
Preferred stock dividends	—	—	—	—	(561)	—	(561)

Balance at March 31, 2018	20,868	41,000	5,900,698	$132,520	$(26,712)	$(1,653)	$104,155

Balance at January 1, 2019	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	1,627	—	1,627
Adoption of ASU 2018-02 - Reclassification of stranded tax effect	—	—	—	—	235	(235)	—
Other comprehensive income, net of tax	—	—	—	—	—	787	787
Stock-based compensation	—	—	—	379	—	—	379

Balance at March 31, 2019	—	—	7,968,420	$141,738	$(21,337)	$(733)	$119,668

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$1,627	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	544	573
Deferred income tax expense	173	177
Stock-based compensation	379	541
Provision for (recovery of) credit losses	194	(187)
Net amortization of investment securities	34	58
Stock dividends received on correspondent bank stock	(6)	(40)
Increase in cash surrender value of company-owned life insurance	(94)	(94)
Net gain on mortgage loans sold	(1,456)	(1,251)
Origination of mortgage loans held for sale	(93,793)	(107,098)
Proceeds from mortgage loans sold	90,286	109,091
Net changes in operating assets and liabilities:
Accounts receivable	(69)	88
Accrued interest receivable and other assets	(2,447)	269
Accrued interest payable and other liabilities	(1,013)	(1,822)
Net cash (used in) provided by operating activities	(5,641)	1,491
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	2,528	7,585
Purchases	(10,390)	—
Purchases of correspondent bank stock	(362)	(2,081)
Redemption of correspondent bank stock	1,863	1,350
Purchases of premises and equipment	(86)	(43)
Loan and note receivable originations and principal collections, net	(37,207)	(3,551)
Net cash (used in) provided by investing activities	(43,654)	3,260
Cash flows from financing activities
Net change in deposits	40,343	2,110
Proceeds from issuance of common stock, net	—	1,909
Dividends paid on preferred stock	—	(561)
Payments to Federal Home Loan Bank Topeka borrowings	(5,000)	(83,200)
Proceeds from Federal Home Loan Bank Topeka borrowings	10,361	102,565
Net cash provided by financing activities	45,704	22,823

Net change in cash and cash equivalents	(3,591)	27,574
Cash and cash equivalents, beginning of year	73,357	9,502
Cash and cash equivalents, end of period	$69,766	$37,076
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,981	$1,627
Income tax refunds received	(70)	—
Cash paid for amounts included in the measurement of lease liabilities	1,299	—
Supplemental noncash disclosures:
Available-for-sale-reclass of equity securities	(1,300)	703
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	235	—
Change in unrealized gain/(loss)	1,062	(706)
Reclass of unrealized loss on equity securities	—	52
Lease right-of-use-asset obtained in exchange for lease liabilities	16,580	—

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2018 consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2018.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Consolidation: The Company’s policy is to consolidate all majority‑owned subsidiaries in which it has a controlling financial interest and variable‑interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At March 31, 2019 and December 31, 2018, 72.6% and 73.6%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three month period ended March 31, 2019 and the year ended December 31, 2018 were immaterial. Receivables are recorded on the consolidated balance sheet in the accounts receivable line item.

Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the consolidated statement of operations for the three months ended March 31, 2019 are considered in scope of Topic 606.

Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Adoption of new accounting standards: The following reflect recent accounting pronouncements that have been adopted by the Company since the end of the Company’s fiscal year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Upon adoption of ASU 2016-02 with its March 31, 2019 Quarterly Report on Form 10-Q for the three months ended March 31, 2019, the Company recorded a right-of-use asset and related lease liability. We elected the modified retrospective transition approach. We also elected and applied the package of practical expedients whereby we will not reassess prior to the effective date (i) whether any expired contracts contain leases, (ii) the lease classification for any existing or expired lease, and (iii) initial direct costs of any existing leases. See Note 4 – Leases, for further information.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) ("ASU 2018-02"). ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 was effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

Recently issued accounting pronouncements, not yet adopted:  The following reflect pending pronouncements with updates to the expected impact since the end of the Company’s fiscal year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 will be effective for the Company on January 1, 2020. Upon adoption of the amendments within this update, the Company expects to make a cumulative-effect adjustment to the opening balance of retained earnings and the allowance for loan losses in the year of adoption. The Company has formed a CECL committee that is currently working through its implementation plan. The Company is evaluating historical loan level data requirements and implementing a third-party vendor solution to assist in the application of the model. The Company is also evaluating documentation requirements, internal control structure, relevant data sources, and system configurations. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption.

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$3	$—	$253
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	40,146	79	(802)	39,423
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,851	6	(111)	3,746
Securities issued by U.S. government sponsored entities and agencies	4,524	—	(124)	4,400
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	5,805	18	(35)	5,788
Total securities available-for-sale	$54,576	$106	$(1,072)	$53,610

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

At March 31, 2019, the amortized cost and estimated fair value of available‑for‑sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
March 31, 2019	Cost	Value
Due within one year through five years	$555	$558
Securities (agency and CMO)	54,021	53,052
Total	$54,576	$53,610

At March 31, 2019 and December 31, 2018, securities with carrying values totaling $5.3 million and $5.4 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

At March 31, 2019 and December 31, 2018, thirty securities and thirty-three securities,  respectively were in an unrealized loss position, with unrealized losses totaling $1.1 million and $2.0 million, respectively. Twenty-five of the securities in an unrealized loss position at March 31, 2019 have been in a continuous unrealized loss position for more than twelve months, and the remaining securities in a loss position have been in a continuous unrealized loss position for less than 12 months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at March 31, 2019.

The following table summarizes securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	32	—	32,211	(802)	32,243	(802)
FNMA	—	—	3,089	(111)	3,089	(111)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,400	(124)	4,400	(124)
Corporate CMO and MBS	2,406	(34)	64	(1)	2,470	(35)
Total	$2,438	$(34)	$39,764	$(1,038)	$42,202	$(1,072)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	201	—	32,696	(1,597)	32,897	(1,597)
FNMA	436	(3)	3,215	(205)	3,651	(208)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,302	(223)	4,302	(223)
Corporate CMO and MBS	1,145	(9)	63	(2)	1,208	(11)
Total	$1,782	$(12)	$40,276	$(2,027)	$42,058	$(2,039)

The Company did not sell any securities during the three months ended March 31, 2019 or during the year ended December 31, 2018.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	March 31,	December 31,
	2019	2018
Cash, Securities and Other	$130,641	$114,165
Construction and Development	37,128	31,897
1-4 Family Residential	360,607	350,852
Non-Owner Occupied CRE	172,014	173,741
Owner Occupied CRE	108,873	108,480
Commercial and Industrial	120,602	113,660
Total loans	929,865	892,795
Deferred costs, net	1,325	1,171
Allowance for loan losses	(7,645)	(7,451)
Loans, net	$923,545	$886,515

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of March 31, 2019 and December 31, 2018 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
March 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$92	$—	$—	$92	$130,549	$130,641
Construction and Development	—	—	—	—	37,128	37,128
1-4 Family Residential	—	—	1,213	1,213	359,394	360,607
Non-Owner Occupied CRE	—	—	—	—	172,014	172,014
Owner Occupied CRE	—	—	—	—	108,873	108,873
Commercial and Industrial	—	—	—	—	120,602	120,602
Total	$92	$—	$1,213	$1,305	$928,560	$929,865

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$331	$—	$11,252	$11,583	$102,582	$114,165
Construction and Development	—	—	—	—	31,897	31,897
1-4 Family Residential	—	—	1,217	1,217	349,635	350,852
Non-Owner Occupied CRE	567	—	—	567	173,174	173,741
Owner Occupied CRE	—	—	—	—	108,480	108,480
Commercial and Industrial	—	—	1,735	1,735	111,925	113,660
Total	$898	$—	$14,204	$15,102	$877,693	$892,795

At March 31, 2019 and December 31, 2018, the Company had a 1‑4 Family Residential loan totaling $1.2 million, which was 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	March 31,	December 31,
	2019	2018
Non-accrual loans
Cash, Securities and Other	$10,977	$11,252
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,435	1,735
Total	$12,412	$12,987

At March 31, 2019 and December 31, 2018, the non‑accrual loans listed above were classified as TDR with a recorded investment totaling $12.4 million and $13.0 million, respectively. Non‑accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	March 31,	December 31,
	2019	2018
Cash, Securities, and Other	$10,977	$11,252
Commercial and Industrial	6,523	6,583
Total	$17,500	$17,835
Allowance for loan associated with TDR	(940)	(940)
Net recorded investment	$16,560	$16,895

At March 31, 2019, the Company extended an additional $0.3 million of funds to a borrower with a loan classified as a TDR for operational needs driven by weather delays. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in exchange for this additional funding. At December 31, 2018, the Company had not committed any additional funds to a  borrower with a loan classified as a TDR.

The Company did not modify any loans into a TDR for the three months ended March 31, 2019 and 2018. The Company modified two loans into a TDR for the year ended December 31, 2018.

For the three months ended March 31, 2019,  an $11.0 million loan classified as Cash, Securities, and Other, which was classified as a TDR and not accruing interest, was not making payments in accordance with the modified terms. For the year ended December 31, 2018, this loan was not making payments in accordance with the original contract terms. The loan was placed on non-accrual status and classified as a TDR during the year ended December 31, 2018. The loan was making payments as agreed for the three months ended March 31, 2018.

One loan classified as Commercial and Industrial of $5.1 million, which was accruing interest and classified as a TDR at March 31, 2019 and December 31, 2018, was making payments in accordance with its modified terms for the three months ended March 31, 2019 and the year ended December 31, 2018. The loan was making payments as agreed for the three months ended March 31, 2018.

The other Commercial and Industrial loan of $1.4 million classified as a TDR and not accruing interest at March 31, 2019 and December 31, 2018 was making payments in accordance with its modified terms for the three months ended March 31, 2019 and the year ended December 31, 2018. As of and for the three months ended March 31, 2018, this loan was classified as a TDR and was not making payments in accordance with the modified terms.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non‑impaired loans.

The following presents the Company’s recorded investment in impaired loans as of the periods presented (in thousands):

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
March 31, 2019	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Cash, Securities, and Other	10,977	10,977	—	—	10,977	11,114	—
Commercial and Industrial	6,523	5,088	1,435	940	6,523	6,553	120
Total	$17,500	$16,065	$1,435	$940	$17,500	$17,667	$120

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
March 31, 2018	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Commercial and Industrial	$1,835	$—	$1,835	$722	$1,835	$1,835	$—
Total	$1,835	$—	$1,835	$722	$1,835	$1,835	$—

		Recorded	Recorded	Allowance	Unpaid
	Total	Investment	Investment	for	Contractual	Average	Interest
	Recorded	With No	With	Loan	Principal	Recorded	Income
December 31, 2018	Investment	Allowance	Allowance	Losses	Balance	Investment	Recognized
Cash, Securities, and Other	11,252	11,252	—	—	11,252	4,506	—
Commercial and Industrial	6,583	4,848	1,735	940	6,583	5,820	34
Total	$17,835	$16,100	$1,735	$940	$17,835	$10,326	$34

The recorded investment in loans in the previous tables excludes accrued interest and deferred loan fees and costs due to their immateriality. Interest income, if any, was recognized on the cash basis on non-accrual loans.

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) credit losses	113	34	36	(29)	(9)	49	194
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$877	$266	$2,588	$1,235	$780	$1,899	$7,645

Allowance for loan losses at March 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	877	266	2,588	1,235	780	959	6,705
Ending balance	$877	$266	$2,588	$1,235	$780	$1,899	$7,645

Loans at March 31, 2019, evaluated for impairment:
Individually	$10,977	$—	$—	$—	$—	$6,523	$17,500
Collectively	119,664	37,128	360,607	172,014	108,873	114,079	912,365
Ending balance	$130,641	$37,128	$360,607	$172,014	$108,873	$120,602	$929,865

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(97)	26	51	(120)	(27)	(20)	(187)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$969	$228	$2,334	$1,313	$724	$1,532	$7,100

Allowance for loan losses at December 31, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	764	232	2,552	1,264	789	910	6,511
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Loans at December 31, 2018, evaluated for impairment:
Individually	$11,252	$—	$—	$—	$—	$6,583	$17,835
Collectively	102,913	31,897	350,852	173,741	108,480	107,077	874,960
Ending balance	$114,165	$31,897	$350,852	$173,741	$108,480	$113,660	$892,795

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

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non‑accrual status and may individually be evaluated for impairment if indicators of impairment exist.

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2019 and December 31, 2018 (in thousands):

		Special
March 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$119,664	$—	$10,977	$130,641
Construction and Development	37,128	—	—	37,128
1-4 Family Residential	359,394	—	1,213	360,607
Non-Owner Occupied CRE	162,294	9,260	460	172,014
Owner Occupied CRE	108,873	—	—	108,873
Commercial and Industrial	108,082	—	12,520	120,602
Total	$895,435	$9,260	$25,170	$929,865

		Special
December 31, 2018	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165
Construction and Development	31,897	—	—	31,897
1-4 Family Residential	349,635	—	1,217	350,852
Non-Owner Occupied CRE	165,164	8,117	460	173,741
Owner Occupied CRE	108,480	—	—	108,480
Commercial and Industrial	100,929	—	12,731	113,660
Total	$859,018	$8,117	$25,660	$892,795

NOTE 4 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company adopted ASC 842 on January 1, 2019 and recorded an initial right-of-use asset and related lease liability of $12.9 million and $16.6 million, respectively. There was no cumulative effect upon adoption.

Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2025. Certain properties contain portions that are subleased with terms that extend through 2020. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The following table represents the classification of the right-of-use asset and corresponding liability within the consolidated balance sheet. The Company elected to not include short-term leases with initial terms of twelve months or less, on the consolidated balance sheet.

		March 31,
		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use asset	Other assets	$12,229

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$15,833

The Company’s operating lease agreements typically include an option to renew the lease at the Company’s discretion. To the extent the Company is reasonably certain it will exercise the renewal option at the inception of the lease, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. ASC 842 requires the use of the rate implicit in the lease when it is readily determinable. As this rate is typically not readily determinable, at the inception of the lease, the Company uses its collateralized incremental borrowing rate over a similar term. The amount of the right-of-use asset and lease liability are impacted by the discount rate used to calculate the present value of the minimum lease payments over the term of the lease.

March 31,
2019
Weighted-average remaining lease term
Operating leases	5.45 years

Weighted-average discount rate
Operating leases	3.69%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs.

March 31,
2019
Lease Costs
Operating lease cost	$783
Variable lease cost	388
Sublease income	(99)
Lease costs, net	$1,072

The following table represents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of March 31, 2019.

Operating Leases
Twelve Months Ended
March 31, 2020	$3,698
March 31, 2021	3,267
March 31, 2022	2,754
March 31, 2023	2,666
March 31, 2024	2,253
Thereafter	2,883
Total Future Minimum Lease Payments	$17,521
Less: Imputed interest	(1,688)
Present Value of Net Future Minimum Lease Payments	$15,833

The following presents minimum lease payments due pursuant to the leases as of December 31, 2018 for the years indicated.

Year	Operating Leases

2019	$3,570
2020	3,374
2021	2,815
2022	2,675
2023	2,358
Thereafter	3,446
$18,238

NOTE 5 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	March 31,	December 31,
	2019	2018
Money market deposit accounts	$513,328	$489,506
Time deposits	176,312	178,743
Negotiable order of withdrawal accounts	59,464	64,853
Savings accounts	2,513	1,800
Total interest bearing deposits	$751,617	$734,902
Aggregate time deposits of $250,000 or greater	$80,692	$83,550

Overdraft balances classified as loans totaled $0.1 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 6 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2019 and December 31, 2018 amounted to $519.1 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $331.6 million at March 31, 2019. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		March 31,	December 31,
Maturity Date	Rate %	2019	2018
August 2, 2019	2.64	$10,361	$5,000
August 26, 2020	1.94	10,000	10,000
Total		$20,361	$15,000

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of March 31, 2019 and December 31, 2018, there were no amounts outstanding on any of the federal funds lines.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 15). As of March 31, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

Effective July 26, 2018, the Company also redeemed all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The subordinated notes due 2020 were redeemed using the proceeds from the Company's initial public offering, which closed on July 23, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$24,041	$243,186	$33,571	$271,580
Standby letters of credit	$65	$23,508	$40	$23,508
Commitments to make loans to sell	$42,237	$—	$17,207	$—
Commitments to make loans	$27,782	$39,045	$2,750	$19,762

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

Commitments to make loans to sell are agreements to sell a loan to an investor in the secondary market for which the interest rate has been locked with the customer, provided there is no violation of any condition within the contract with either party. Commitments to make loans to sell have fixed interest rates. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

Commitments to make loans are agreements to lend to a customer, provided there is no violation of any condition within the contract. Commitments to make loans generally have fixed expiration dates or other termination clauses. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

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

NOTE 8 – SHAREHOLDERS EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

During the three months ended March 31, 2019 the Company sold no shares of common stock. During the three months ended March 31, 2018, the Company sold 67,242 shares of its common stock through a Private Placement Memorandum (“PPM”) resulting in proceeds to the Company of $1.9 million (net of issuance costs of an immaterial amount).

On July 23, 2018, the Company completed its initial public offering of 1,921,775 shares of its common stock at a price of $19.00 per share, which included 296,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company, resulting in net proceeds of $32.5 million (net of issuance costs of $4.4 million).

Effective July 26, 2018, the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock. The aggregate redemption amount for the preferred stock was $25.0 million. The preferred stock was redeemed using the proceeds from the Company's initial public offering, which closed on July 23, 2018.

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

Restricted Stock Awards

As of March 31, 2019, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended March 31, 2019 and 2018, the Company has recognized compensation expense of $0.1 million in each period for the Restricted Stock Awards. As of March 31, 2019 and 2018, the Company has $2.6 million and $2.9 million, respectively, of unrecognized stock-based compensation expense related to the shares issued. As of March 31, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of three and one-half years. No Restricted Stock Awards vested during the three month period ended March 31, 2019 and 2018.

Stock‑Based Compensation Plans

As of March 31, 2019, there were a total of 717,804 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Inventive Plan (“the 2016 Plan”). As of March 31, 2019, if the 449,797 options outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will be transferred to the 2016 Plan and increase the number of shares eligible to be granted under the 2016 Plan to a maximum of 1,167,601 shares.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018, the Company recognized stock‑based compensation expense of $0.1 million and $0.2 million, respectively, associated with stock options. As of March 31, 2019 and 2018, the Company has $0.5 million and $1.2 million, respectively, of unrecognized stock‑based compensation expense related to stock options which are unvested. As of  March 31, 2019, the unrecognized cost is expected to be recognized over a weighted‑average period of approximately one year.

The following summarizes activity for nonqualified stock options for the three months ended March 31, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	465,947	$28.84
Granted	—	—
Exercised	—	—
Forfeited or expired	(16,150)	$28.05
Outstanding at end of period	449,797	$28.87	4.3	(a)
Options fully vested / exercisable at March 31, 2019	393,416	$29.50	4.0	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of March 31, 2019 and December 31, 2018, there were 393,416 and 402,872 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2022 and 2026.

Share Awards

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the three months ended March 31, 2019, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the three months ended March 31, 2019:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	184,369	15,932	17,258
Granted	3,779	—	—
Vested	—	—	—
Forfeited	(7,092)	(802)	(401)
Outstanding at end of period	181,056	15,130	16,857

Time Vesting Units

The Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted 3,779 Time Vesting Units with a five‑year service period in 2019 that vest in equal installments of 50% on the third and fifth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2019 have a weighted‑average grant‑date fair value of $14.55 per unit. During the three months ended March 31, 2019 and 2018, the Company recognized compensation expense of $0.2 million and $0.3 million, respectively, for the Time Vesting Units. As of March 31, 2019 and 2018, there was $3.5 million and $4.7 million, respectively, of unrecognized compensation expense related to the Time Vesting Units. As of March 31, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of approximately two years.

Financial Performance Units

The Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2020. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. There were no Financial Performance Units granted during the three months ended March 31, 2019. As of March 31, 2019, the Company is accruing at the maximum threshold for 50% of the awards and the threshold for the remainder. The maximum shares that can be issued at 150% as of March 31, 2019 was 22,695 shares. During the three months ended March 31, 2019 and 2018, the Company recognized an immaterial amount in each period, respectively, of compensation expense for the Financial Performance Units. As of March 31, 2019 and 2018, there was $0.2 million and $0.5 million, respectively, of unrecognized compensation expense related to the Financial Performance Units.   As of March 31, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of two and three-quarter years.

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock and were dependent on the Company completing an initial public offering of stock during a defined period of time. If the Company’s common stock is trading at or above certain prices, over a performance period ending on June 30, 2020, the Market Performance Units will be determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022.

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three months ended March 31, 2019, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of March 31, 2019, there was an immaterial amount of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of three and one-quarter years.

NOTE 9 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Earnings per common share - Basic
Numerator:
Net income	$1,627	$1,186
Dividends on preferred stock	—	(561)
Net income available for common shareholders	$1,627	$625

Denominator:
Basic weighted average shares	7,873,718	5,870,813
Earnings per common share - basic	$0.21	$0.11

Earnings per common share - Diluted
Numerator:
Net income	$1,627	$1,186
Dividends on preferred stock	—	(561)
Net income available for common shareholders	$1,627	$625

Denominator:
Basic weighted average shares	7,873,718	5,870,813
Diluted effect of common stock equivalents:
Stock options	—	29,939
Time Vesting Units	2,080	30,565
Financial Performance Units	—	3,161
Market Performance Units	13,846	—
Restricted Stock Awards	—	3,948
Total diluted effect of common stock equivalents	15,926	67,613
Diluted weighted average shares	7,889,644	5,938,426
Earnings per common share - diluted	$0.21	$0.11

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of March 31, 2019 and 2018, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	For the Three Months Ended March 31,
	2019	2018
Stock options	449,797	215,200
Convertible Preferred D shares	—	151,700
Time Vesting Units	159,991	—
Financial Performance Units	15,130	—
Market Performance Units	—	—
Restricted Stock Awards	94,736	—
Total potentially dilutive securities	719,654	366,900

NOTE 10 - INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $0.5 million and $0.4 million, respectively, reflecting an effective tax rate of 24.4% and 23.6%, respectively.

NOTE 11 – RELATED‑PARTY TRANSACTIONS

The Bank granted loans to principal officers and directors and their affiliates, all of whom are deemed related parties. At March 31, 2019 and December 31, 2018, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	March 31, 2019	December 31, 2018
Balance, beginning of year	$2,659	$14,077
Funded loans	988	1,466
Payments collected	(8)	(9,386)
Changes in related parties	—	(3,498)
Balance, end of year	$3,639	$2,659

Deposits from related parties held by the Bank at March 31, 2019 and December 31, 2018 totaled $39.1 million and $36.7 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During of the three months ended March 31, 2019 and 2018, the Company incurred an immaterial amount of expense related to this lease.

Effective July 23, 2018, the Company redeemed its subordinated notes due 2020. A director of the Company was a subscription holder of such notes. Upon redemption, the Company incurred a principal and interest payment of $0.1 million.

NOTE 12 - FAIR VALUE

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

There were no transfers between levels during the three months ended March 31, 2019 or 2018. The Company used the following methods and significant assumptions to estimate fair value:

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

Interest Rate Locks and Forward Delivery Commitments:  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the commitment related to the loan is locked. The fair value estimate is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date (Level 2).

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument are accounted for within the consolidated statements of income.

The following presents assets measured on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$253	$—	$—	$253
GNMA	—	39,423	—	39,423
FNMA	—	3,746	—	3,746
Securities issued by US. Government sponsored entities and agencies	—	4,400	—	4,400
Corporate CMO and MBS	—	5,788	—	5,788
Total securities available-for-sale	$253	$53,357	$—	$53,610
Equity securities	$702	$—	$—	$702
Interest rate lock and forward delivery commitments	$—	$1,525	$—	$1,525

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	—	34,002	—	34,002
FNMA	—	3,870	—	3,870
Securities issued by US. Government sponsored entities and agencies	—	4,302		4,302
Corporate CMO and MBS	—	1,271	—	1,271
Total securities available-for-sale	$250	$43,445	$—	$43,695
Equity securities	$693	$—	$—	$693
Interest rate lock and forward delivery commitments	$—	$890	$—	$890

Equity securities and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of March 31, 2019 and December 31, 2018, the majority of the securities have credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and the Federal National Mortgage Association. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of March 31, 2019, equity securities have been recorded at fair value within the other assets line item in the consolidated balance sheet with changes recorded in the other line item in the consolidated statement of income (in thousands).

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.

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

The following presents assets measured on a nonrecurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	—	—	495	495
Total impaired loans	$—	$—	$495	$495

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658
Total other real estate owned	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	—	795	795
Total impaired loans	$—	$—	$795	$795

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At March 31, 2019, other real estate owned remained unchanged from December 31, 2018 and had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At March 31, 2019, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.4 million with valuation allowances of $0.9 million and were classified as Level 3. As of December 31, 2018, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.7 million with valuation allowances of $0.9 million and were classified as Level 3. Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at March 31, 2019 and December 31, 2018.

Impaired loans accounted for provisions for loan losses of $0 for each of the three month periods ended March 31, 2019 and 2018.

The following presents carrying amounts and estimated fair values for financial instruments as of March 31, 2019 and December 31, 2018 (in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$69,766	$69,766	$—	$—
Securities available-for-sale	53,610	253	53,357	—
Loans, net	923,545	—	—	905,205
Mortgage loans held for sale	19,778	—	19,778	—
Accrued interest receivable	3,053	—	3,053	—
Other assets	702	702	—	—
Liabilities:
Deposits	$978,101	$—	$980,258	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	20,361	—	20,249	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,325
Accrued interest payable	329	—	329	—

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,357	$73,357	$—	$—
Securities available-for-sale	43,695	250	43,445	—
Loans, net	886,515	—	—	868,828
Mortgage loans held for sale	14,832	—	14,832	—
Accrued interest receivable	2,844	—	2,844	—
Other assets	693	693	—	—
Liabilities:
Deposits	$937,758	$—	$940,039	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	15,000	—	14,833	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,434
Accrued interest payable	231	—	231	—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 on a prospective basis.

NOTE 13 - SEGMENT REPORTING

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

The Capital Management segment consists of operations relative to the Company’s institutional investment management services over proprietary fixed income, high yield, and equity strategies, including the advisor of three listed mutual funds. Capital Management products and services are financial in nature for which revenues are based on a percentage of assets under management or paid premiums.

The Mortgage segment consists of operations relative to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized net of expenses, upon the sale of mortgage loans to third parties.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$11,050	$—	$—	$11,050
Total interest expense	3,079	—	—	3,079
Provision for loan losses	194	—	—	194
Net interest income	7,777	—	—	7,777
Non-interest income	4,732	765	1,479	6,976
Total income	12,509	765	1,479	14,753
Depreciation and amortization expense	348	131	65	544
All other non-interest expense	10,050	695	1,313	12,058
Income (loss) before income tax	$2,111	$(61)	$101	$2,151

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,114,800	$10,110	$19,778	$1,144,688

Three Months Ended March 31, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$9,006	$—	$—	$9,006
Total interest expense	1,646	—	—	1,646
Provision for loan losses	(187)	—	—	(187)
Net interest income	7,547	—	—	7,547
Non-interest income	5,164	861	1,267	7,292
Total income	12,711	861	1,267	14,839
Depreciation and amortization expense	337	132	104	573
All other non-interest expense	10,122	1,194	1,397	12,713
Income (loss) before income tax	$2,252	$(465)	$(234)	$1,553

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$958,511	$10,964	$22,146	$991,621

NOTE 14 - SUPPLEMENTAL FINANCIAL DATA

Other non‑interest expense as shown in the consolidated statements of income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other income (in thousands).

	Three Months Ended March 31,
Other non-interest expense	2019	2018
Corporate development and related	$378	$285
Loan and deposit related	127	204
Other	88	90
Total other non-interest expense	$593	$579

NOTE 15 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of March 31, 2019, the Bank meets all capital adequacy requirements to which it is subject to.

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

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of March 31, 2019, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, that are fully effective in 2019, and resulted in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and increased each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. At March 31, 2019, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of March 31, 2019 and December 31, 2018, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since March 31, 2019, the Company believes have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject to as of March 31, 2019 and December 31, 2018.

The following presents the actual and required capital amounts and ratios as of March 31, 2019 and December 31, 2018 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$89,773	10.36%	$38,999	4.5%	$56,331	6.5%
Consolidated	96,799	11.13	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	89,773	10.36	51,998	6.0	69,331	8.0
Consolidated	96,799	11.13	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	97,564	11.26	69,331	8.0	86,664	10.0
Consolidated	111,149	12.78	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	89,773	8.07	44,513	4.0	55,642	5.0
Consolidated	96,799	8.67	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$87,291	10.55%	$37,240	4.5%	$53,791	6.5%
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	87,291	10.55	49,653	6.0	66,204	8.0
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	94,906	11.47	66,204	8.0	82,755	10.0
Consolidated	108,510	13.06	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	87,291	8.63	40,459	4.0	50,574	5.0
Consolidated	94,335	9.28	N/A	N/A	N/A	N/A

NOTE 16 – SUBSEQUENT EVENTS

May 2019 Time Vesting Units and Financial Performance Units

On May 1, 2019, the Company granted 67,810 Time Vesting Units and 59,767 Financial Performance Units to officers and other key employees. All Time Vesting Units granted on May 1, 2019, have a ten-year term and vest in five substantially equal annual installments beginning on May 1, 2020, subject to continued service. The potential unrecognized compensation expense on the grant date for the Time Vesting Units to be recognized over the vesting period is approximately $0.8 million. All Financial Performance Units granted on May 1, 2019, have a ten-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. The potential maximum unrecognized compensation expense on the grant date for the Financial Performance Units to be recognized over the vesting period is approximately $1.4 million.

*****

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in in our Annual report Form 10-K filed with the SEC on March 21, 2019 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

From 2004, when we opened our first profit center, until March 31, 2019, we have expanded our footprint into nine full service profit centers, two mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the three months ended March 31, 2019, we had $1.1 billion in total assets, $14.8 million in total income before non-interest expense and provided fiduciary and advisory services on $5.8 billion of assets under management (“AUM”).

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

•

Net mortgage gains—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments that have funded and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

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

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within Wealth Management, Capital Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 13 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. During the first quarter of 2015, the Bank adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, CET 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a capital conservation buffer of 2.5% of risk-weighted assets, which is phased in over a four-year period beginning January 1, 2016. At March 31, 2019, our Bank capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The three months ended March 31, 2019 compared with the three months ended March 31, 2018. We reported net income available to common shareholders of $1.6 million for the three months ended March 31, 2019, compared to  $0.6 million of net income available to common shareholders, after paying dividends to preferred shareholders for March 31, 2018, a $1.0 million, or 160.3% increase.  For the three months ended March 31, 2019, our income before income tax was $2.2 million, a $0.6 million, or 38.5%, increase from March 31, 2018. For the three months ended March 31, 2019, income before income tax increased primarily as a result of a $0.6 million, or 8.3%, increase in net interest income compared to the three months ended March 31, 2018. For the three months ended March 31, 2019, net income was $1.6 million, a $0.4 million, or 37.2%  increase compared to the three months ended March 31, 2018.

Net Interest Income

The three months ended March 31, 2019 compared with the three months ended March 31, 2018. For the three months ended March 31, 2019, net interest income, before the provision for loan losses was $8.0 million, an increase of $0.6 million, or 8.3%, compared to the three months ended March 31, 2018. This increase was partially attributable to a $103.6 million increase in average outstanding loan balances compared to March 31, 2018, along with an increase in our average yield on loans to 4.46% from 4.20% for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, our net interest margin was 3.03% and our net interest spread was 2.62%. For the three months ended March 31, 2018, our net interest margin was 3.25% and our net interest spread was 2.99%.

The increase in average loans outstanding for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to growth in all of our major loan categories except for commercial real estate. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio increased as a result of higher average yield for the three months ended March 31, 2019 compared to the same period in 2018,  partially offset by a lower average balance.  Our average yield on available-for-sale securities during the three months ended March 31, 2019 was 2.46%, a 32 basis point increase from the three months ended March 31, 2018. Our average available-for-sale securities balance during the three months ended March 31, 2019 was $50.5 million, a slight decrease of $1.3 million from the three months ended March 31, 2018.

Interest expense on deposits increased during the three months ended March 31, 2019 compared to the same period in 2018, driven primarily by a rising rate environment and mix of deposit type, which resulted in increases in rates on depository accounts as cost of funds increased to 1.23% from 0.74%. In addition, average interest‑bearing deposit accounts increased $165.4 million for the three months ended March 31, 2019, compared to the same period in 2018.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$85,826	$522	2.43%	$36,375	$127	1.40%
Available-for-sale securities(2)	50,474	310	2.46%	51,732	277	2.14%
Loans(3)	915,921	10,218	4.46%	812,306	8,537	4.20%
Promissory notes from related parties(4)	—	—	—%	5,756	65	4.52%
Interest-earning assets(5)	1,052,221	11,050	4.20%	906,169	9,006	3.98%
Mortgage loans held-for-sale(6)	13,277	126	3.80%	18,416	200	4.34%
Total interest-earning assets, plus loans held-for-sale	1,065,498	11,176	4.20%	924,585	9,206	3.98%
Allowance for loan losses	(7,567)			(7,170)
Noninterest-earning assets	77,780			72,070
Total assets	$1,135,711			$989,485
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$760,507	$2,909	1.53%	$595,148	$1,160	0.78%
Federal Home Loan Bank Topeka borrowings	10,401	50	1.92%	55,517	229	1.65%
Subordinated notes	6,560	120	7.32%	13,436	257	7.65%
Total interest-bearing liabilities	777,468	3,079	1.58%	664,101	1,646	0.99%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	220,408			214,980
Other liabilities	19,413			7,049
Total noninterest-bearing liabilities	239,821			222,029
Shareholders’ equity	118,422			103,355
Total liabilities and shareholders’ equity	$1,135,711			$989,485
Net interest rate spread(7)			2.62%			2.99%
Net interest income(8)		$7,971			$7,360
Net interest margin(9)			3.03%			3.25%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Promissory notes from related parties were reclassified to loans in 2018.
(5)	Tax-equivalent yield adjustments are immaterial.
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

The following tables present the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held-

for-sale) and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume.

	Three Months Ended March 31, 2019
	Compared to 2018
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$301	$94	$395
Available-for-sale securities	(8)	41	33
Loans	1,156	525	1,681
Promissory notes from related parties	—	(65)	(65)
Total increase in interest income	$1,449	$595	$2,044
Interest-bearing liabilities:
Interest-bearing deposits	633	1,116	1,749
Federal Home Loan Bank Topeka borrowings	(219)	40	(179)
Subordinated notes	(125)	(12)	(137)
Total increase in interest expense	$289	$1,144	$1,433
Increase (decrease) in net interest income	$1,160	$(549)	$611

Non‑Interest Income

The three months ended March 31, 2019 compared with the three months ended March 31, 2018. For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, non-interest income decreased $0.3 million, or 4.3%, to $7.0 million. The decrease in non-interest income during the three months ended March 31, 2019 was primarily a result of a decrease in trust and investment management fees of $0.3 million and bank fees of $0.3 million, partially offset by an increase in risk management fees of $0.1 million and a $0.2 million increase in net gain on mortgage loans sold, compared to the same period in 2018.

The table below presents the significant categories of our non-interest income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$4,670	$4,954	$(284)	(5.7)%
Net gain on mortgage loans sold	1,456	1,251	205	16.4%
Banking fees	289	610	(321)	(52.6)%
Risk management and insurance fees	468	383	85	22.2%
Income on company-owned life insurance	93	94	(1)	(1.1)%
Total non-interest income	$6,976	$7,292	$(316)	(4.3)%

Trust and investment management fees— For the three months ended March 31, 2019 compared to the same period in 2018, our trust and investment management fees declined in the Wealth Management segment by $0.2 million, or 4.6%, and our trust and investment management fees declined within our Capital Management segment by $0.1 million, or 11.1%. The decrease was primarily attributable to closed accounts within one profit center due to attrition with the relationship of a prior president.

Net gain on mortgage loans sold— For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, our net gain on mortgage loans sold increased by $0.2 million, or 16.4%, to $1.5 million. For the three months ended March 31, 2019 and 2018, our average net gain on sale was 161 and 115 basis points, respectively, on loans sold. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans sold for the three month period was primarily related to an increase in margin, primarily related to favorable pricing conditions year over year, partially offset by a decrease in origination volume in 2019 compared to 2018.

Risk management and insurance fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During three months ended March 31, 2019, we recognized $0.5 million of risk management fees as compared to $0.4 million for the same period in 2018. The increase in 2019 was attributed to an increase in the size and number of client policies placed.

Provision for Credit Losses

For the three months ended March 31, 2019, we recorded $0.2 million of provision for credit loss primarily driven by growth in our loan portfolio. For the three months ended March 31, 2018, we released $0.2 million for our provision for credit loss as result of our continued efforts to reduce our problem loans, which resulted in lower specific provisions and a reduction in our loan loss factors applied to our non-individually evaluated loan pools as a result of lower charge-offs over the corresponding look-back period utilized in our provision calculation. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$7,618	$8,180	$(562)	(6.9)%
Occupancy and equipment	335	375	(40)	(10.7)%
Lease expense	1,072	1,110	(38)	(3.4)%
Professional services	777	824	(47)	(5.7)%
Technology and information systems	1,069	1,063	6	0.6%
Data processing	687	640	47	7.3%
Marketing	278	285	(7)	(2.5)%
Amortization of other intangible assets	173	230	(57)	(24.8)%
Other operational	593	579	14	2.4%
Total non-interest expense	$12,602	$13,286	$(684)	(5.1)%

Generally, the decrease in non-interest expense of 5.1% to $12.6 million for the three months ended March 31, 2019 was due to a decrease in headcount impacting salaries, equity compensation, and payroll taxes, partially offset by an increase in health insurance premiums.

Income Tax

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $0.5 million and $0.4 million, respectively, reflecting an effective tax rate of 24.4% and 23.6%, respectively.

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

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2019
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$12,509	$765	$1,479	$14,753
Income before taxes	$2,111	$(61)	$101	$2,151
Profit margin	16.9%	(8.0)%	6.8%	14.6%

	Three Months Ended March 31, 2018
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$12,711	$861	$1,267	$14,839
Income before taxes	$2,252	$(465)	$(234)	$1,553
Profit margin	17.7%	(54.0)%	(18.5)%	10.5%

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$11,050	$9,006	$2,044	22.7%
Total interest expense	3,079	1,646	1,433	87.1%
Provision for loan losses	194	(187)	381	(203.7)%
Net interest income	7,777	7,547	230	3.0%
Non-interest income	4,732	5,164	(432)	(8.4)%
Total income	12,509	12,711	(202)	(1.6)%
Depreciation and amortization expense	348	337	11	3.3%
All other non-interest expense	10,050	10,122	(72)	(0.7)%
Income before income tax	$2,111	$2,252	$(141)	(6.3)%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,114,800	$958,511	$156,289	16.3%

The Wealth Management segment reported income before income tax of $2.1 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively. The overall decrease is primarily related to a decrease in trust and investment management fees and bank fees within non-interest income, partially offset by increases in net interest income driven by an increase in the average volume of our interest-earning assets and yield in the three months ended March 31, 2019 compared to the same period in 2018. During the three months ended March 31, 2019 average loans increased $103.6 million and the yield on total interest-earning assets increased to 4.46% from 4.20%, compared to the same period in 2018.

Capital Management

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	765	861	(96)	(11.1)%
Total income	765	861	(96)	(11.1)%
Depreciation and amortization expense	131	132	(1)	(0.8)%
All other non-interest expense	695	1,194	(499)	(41.8)%
Loss before income tax	(61)	(465)	404	(86.9)%
Goodwill	$8,817	$8,817	$—	—%
Identifiable assets	$10,110	$10,964	$(854)	(7.8)%

The Capital Management segment reported a loss before income tax of $0.1 million for the three months ended March 31, 2019, compared to a loss of $0.5 million for the same period in 2018. This was primarily driven by a decrease in other non-interest expense during the three months ended March 31, 2019 due to a reduction in salaries expense, office capacity, and professional fees compared to the same period in 2018. This reduction was correlated to an effort to align the cost structure of the segment with its revenues.

Mortgage

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—%
Provision for loan losses	—	—	—	—%
Net interest income	—	—	—	—%
Non-interest income	1,479	1,267	212	16.7%
Total income	1,479	1,267	212	16.7%
Depreciation and amortization expense	65	104	(39)	(37.5)%
All other non-interest expense	1,313	1,397	(84)	(6.0)%
Income (loss) before income tax	101	(234)	335	(143.2)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$19,778	$22,146	$(2,368)	(10.7)%

The Mortgage segment reported income before income tax of $0.1 million for the three months ended March 31, 2019, compared to a loss of $0.2 million, for the same period in 2018. The overall increase in non-interest income was primarily related to an increase in margins due to higher market rates partially offset by a decrease in the origination of mortgage loans sold for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in other non-interest expense is a result of improvement in the cost structure within our  Mortgage segment.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	March 31,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$69,766	$73,357	$(3,591)	(4.9)%
Investments	53,610	43,695	9,915	22.7%
Loans	931,190	893,966	37,224	4.2%
Allowance for loan losses	(7,645)	(7,451)	(194)	2.6%
Loans, net of allowance	923,545	886,515	37,030	4.2%
Mortgage loans held for sale	19,778	14,832	4,946	33.3%
Goodwill & intangibles, net	25,040	25,213	(173)	(0.7)%
Company-owned life insurance	14,803	14,709	94	0.6%
Other assets	38,146	26,003	12,143	46.7%
Total assets	$1,144,688	$1,084,324	$60,364	5.6%
Deposits	$978,101	$937,758	$40,343	4.3%
Borrowings	26,921	21,560	5,361	24.9%
Other liabilities	19,998	8,131	11,867	145.9%
Total liabilities	1,025,020	967,449	57,571	6.0%
Total shareholders’ equity	119,668	116,875	2,793	2.4%
Total liabilities and shareholders’ equity	$1,144,688	$1,084,324	$60,364	5.6%

Cash and cash equivalents decreased by $3.6 million, or 4.9%, to $69.8 million at March 31, 2019 compared to December 31, 2018. During the same period, investments increased by $9.9 million, or 22.7%, to $53.6 million at March 31, 2019. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $37.2 million, or 4.2%, from December 31, 2018 to $931.2 million at March 31, 2019. The increase was primarily due to growth in our all major loan categories with the exception of commercial real estate.

Mortgage loans held for sale increased $4.9 million, or 33.3%, to $19.8 million at March 31, 2019 compared to December 31, 2018.

Goodwill and intangible assets, net decreased by $0.2 million at March 31, 2019 compared to December 31, 2018 due to amortization on our intangible assets.

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

As of October 31, 2018 and December 31, 2018, the Company’s enterprise market capitalization was trading below book value. We completed a "step 1" goodwill impairment test as of these dates and, based on the results of our assessment, we believed there were no reporting units at risk of failing "step 1" of the goodwill impairment test.

To estimate the fair value of our reporting units, we used an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology included assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. For the three months ending March 31, 2019, no negative events occurred that management considered to be an indicator of impairment that would require testing goodwill and indefinite lived intangible assets for impairment prior to our annual testing date.

Other assets increased by $12.1 million, or 46.7%, from December 31, 2018 to $38.1 million at March 31, 2019. This was primarily related to the addition of a right of use asset upon the adoption of ASU 2016-02 in 2019 classified in other assets on the consolidated balance sheet that was not on the consolidated balance sheet at December 31, 2018.

Total deposits increased $40.3 million, or 4.3%, to $978.1 million at March 31, 2019 compared to December 31, 2018. Total interest-bearing deposits increased $16.7 million, or 2.3%, to $751.6 million and noninterest-bearing deposits increased $23.6 million, or 11.6%, to $226.5 million, during this period.

Money market deposit accounts increased $23.8 million, or 4.9%, to $513.3 million at March 31, 2019 compared to December 31, 2018. Time deposit accounts decreased $2.4 million, or 1.4%, from December 31, 2018 to $176.3 million at March 31, 2019. Negotiable order of withdrawal, or NOW accounts, decreased $5.4 million, or 8.3%, to $59.5 million from December 31, 2018 to March 31, 2019. The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in time deposit accounts was primarily due to maturities and the decrease in NOW accounts was primarily due to client withdrawals for the three months ended March 31, 2019.

From December 31, 2018 to March 31, 2019 total borrowings increased $5.4 million, or 24.9%, to $26.9 million at March 31, 2019. The increase was attributable to an  increase in our Federal Home Loan Bank (“FHLB”) line of credit at March 31, 2019 compared to December 31, 2018 due to normal liquidity needs of the Bank.

Total shareholders' equity increased $2.8 million, or 2.4%, from December 31, 2018 to $119.7 million at March 31, 2019. The increase is primarily due to $0.4 million of stock-based compensation charges, net income of $1.6 million, and a $0.8 million decrease in the unrealized loss on our available-for-sale investments primarily due to changes in market rates.

Assets Under Management

	Three Months Ended
	March 31,	March 31,
(Dollars in millions)	2019	2018
Managed Trust Balance at Beginning of Period	$1,380	$1,438
New relationships	30	2
Closed relationships	(1)	(2)
Contributions	3	15
Withdrawals	(78)	(84)
Market change, net	272	39
Ending Balance	$1,606	$1,408
Yield*	0.17%	0.19%

Directed Trust Balance at Beginning of Period	$789	$714
New relationships	9	37
Closed relationships	-	—
Contributions	2	3
Withdrawals	(3)	(3)
Market change, net	11	5
Ending Balance	$808	$756
Yield*	0.08%	0.07%

Investment Agency Balance at Beginning of Period	$1,846	$2,100
New relationships	6	21
Closed relationships	(23)	(107)
Contributions	44	51
Withdrawals	(66)	(80)
Market change, net	128	(11)
Ending Balance	$1,935	$1,974
Yield*	0.68%	0.74%

Custody Balance at Beginning of Period	$356	$374
New relationships	2	1
Closed relationships	(1)	—
Contributions	75	83
Withdrawals	(20)	(48)
Market change, net	60	11
Ending Balance	$472	$421
Yield*	0.03%	0.04%

401(k)/Retirement Balance at Beginning of Period	$864	$748
New relationships	6	52
Closed relationships	(22)	(21)
Contributions	29	24
Withdrawals	(21)	(15)
Market change, net	104	11
Ending Balance	$960	$799
Yield*	0.22%	0.25%

Total Assets Under Management at Beginning of Period	5,235	5,374
New relationships	53	113
Closed relationships	(47)	(130)
Contributions	153	176
Withdrawals	(188)	(230)
Market change, net	575	55
Total Assets Under Management	$5,781	$5,358
Yield*	0.32%	0.37%

* Trust & investment management fees divided by period-end balance.

Assets under management increased $546.1 million and decreased $16.2 million, or 10.4% and 0.3% for the three months ended March 31, 2019 and 2018, respectively. The increase during the three months ended March 31, 2019 was primarily related to market gains. The decrease during the three month period ending March 31, 2018 was primarily related to withdrawals, partially offset by market gains. The decrease in yield for the three month period ended March 31, 2019 compared to March 31, 2018 is primarily related to a lower starting point of assets under management and market gains that occurred in the later portion of the three month period ended March 31, 2019.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of March 31, 2019:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$3	$—	$253
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	40,146	79	(802)	39,423
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,851	6	(111)	3,746
Securities issued by U.S. government sponsored entities and agencies	4,524	—	(124)	4,400
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	5,805	18	(35)	5,788
Total securities available-for-sale	$54,576	$106	$(1,072)	$53,610

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

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

	Maturity as of March 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	40,146	1.87%
FNMA	—	—	—	—	—	—	3,851	0.19%
Securities issued by U.S. government sponsored entities and agencies	305	0.02	—	—	—	—	4,219	0.19%
Corporate CMO and MBS	—	—	—	—	—	—	5,805	0.40%
Total available-for-sale	$305	0.02%	$250	0.01%	$—	—%	$54,021	2.65%

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	35,591	1.90%
FNMA	—	—	—	—	—	—	4,076	0.25%
Securities issued by U.S. government sponsored entities and agencies	—	—	306	0.02	—	—	4,219	0.21%
Corporate CMO and MBS	—	—	—	—	—	—	1,281	0.08%
Total available-for-sale	$—	—%	$556	0.03%	$—	—%	$45,167	2.44%

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2019 and December 31, 2018, we had mortgage loans held for sale of $19.8 million and $14.8 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	March 31,		December 31,
	2019		2018
(Dollars in thousands)	$	%	$	%
Cash, Securities and Other	$130,641	14.0%	$114,165	12.8%
Construction and Development	37,128	4.0%	31,897	3.5%
1 - 4 Family Residential	360,607	38.8%	350,852	39.3%
Non-Owner Occupied CRE	172,014	18.5%	173,741	19.5%
Owner Occupied CRE	108,873	11.7%	108,480	12.2%
Commercial and Industrial	120,602	13.0%	113,660	12.7%
Total loans held for investment(1)	$929,865	100%	$892,795	100%
Mortgage loans held for sale	$19,778		$14,832

(1)	Loans held for investment exclude deferred costs, net of $1.3 million and $1.2 million as of March 31, 2019 and December 31, 2018, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of March 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$2,889	$115,203	$12,549	$130,641
Construction and Development	—	36,131	997	37,128
1 - 4 Family Residential	1,213	133,382	226,012	360,607
Non-Owner Occupied CRE	—	105,907	66,107	172,014
Owner Occupied CRE	—	37,631	71,242	108,873
Commercial and Industrial	2,015	95,738	22,849	120,602
Total loans	$6,117	$523,992	$399,756	$929,865
Amounts with fixed rates	$3,402	$279,015	$158,190	$440,607
Amounts with floating rates	2,715	244,977	241,566	489,258
Total loans	$6,117	$523,992	$399,756	$929,865

	As of December 31, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,349	$88,544	$12,272	$114,165
Construction and Development	—	31,162	735	31,897
1 - 4 Family Residential	1,217	142,853	206,782	350,852
Non-Owner Occupied CRE	1,398	100,486	71,857	173,741
Owner Occupied CRE	276	40,584	67,620	108,480
Commercial and Industrial	6,583	83,570	23,507	113,660
Total loans	$22,823	$487,199	$382,773	$892,795
Amounts with fixed rates	$1,493	$277,418	$162,574	$441,485
Amounts with floating rates	21,330	209,781	220,199	451,310
Total loans	$22,823	$487,199	$382,773	$892,795

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

For the three months ended March 31, 2019 and 2018 the amount of lost interest for non-accrual loans was $0.1 million and immaterial.

We had $19.4 million in non-performing assets as of March 31, 2019 compared to $19.7 million as of December 31, 2018. The $0.3 million decrease in our non-performing assets was primarily related to a principle curtailment on a Commercial and Industrial loan for $0.3 million and a payment received on a Cash, Securities, and Other loan for $0.3 million, partially offset by an increase in another Commercial and Industrial loan due to an extension of credit for $0.3 million to a borrower for operational needs driven by weather delays. As of March 31, 2019, these loans were classified as TDRs.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of March 31,	As of December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans by category
Cash, Securities and Other	$10,977	$11,252
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,435	1,735
Total non-accrual loans	12,412	12,987
TDRs still accruing	5,088	4,848
Accruing loans 90 or more days past due	1,213	1,217
Total non-performing loans	18,713	19,052
OREO	658	658
Total non-performing assets	$19,371	$19,710
Ratio of non-performing loans to total loans(1)	2.01%	2.13%
Ratio of non-performing assets to total assets	1.69%	1.82%
Allowance as a percentage of non-performing loans	40.85%	39.11%

(1)	Excludes mortgage loans held for sale of $19.8 million and $14.8 million as of March 31, 2019 and December 31, 2018, respectively.

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

Substandard—Substandard loans are considered “classified” and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be evaluated for impairment if indicators of impairment exist.

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

As of March 31, 2019 and December 31, 2018 non-performing loans of $18.7 million and $19.1 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of March 31, 2019				As of December 31, 2018
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$119,664	$—	$10,977	$130,641	$102,913	$—	$11,252	$114,165
Construction and Development	37,128	—	—	37,128	31,897	—	—	31,897
1 - 4 Family Residential	359,394	—	1,213	360,607	349,635	—	1,217	350,852
Non-Owner Occupied CRE	162,294	9,260	460	172,014	165,164	8,117	460	173,741
Owner Occupied CRE	108,873	—	—	108,873	108,480	—	—	108,480
Commercial and Industrial	108,082	—	12,520	120,602	100,929	—	12,731	113,660
Total	$895,435	$9,260	$25,170	$929,865	$859,018	$8,117	$25,660	$892,795

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

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

As of and for the Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Average loans outstanding(1)(2)	$915,921	$812,306
Gross loans outstanding at end of period(3)	$931,190	$817,292
Allowance for loan losses at beginning of period	$7,451	$7,287
Provision for (recovery of) loan losses	194	(187)
Charge-offs:
Cash, Securities and Other	—	—
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	—	—
Recoveries:
Cash, Securities and Other	—	—
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	—	—
Net charge-offs (recoveries)	—	—
Allowance for loan losses at end of period	$7,645	$7,100
Ratio of allowance to end of period loan	0.82%	0.87%
Ratio of net charge-offs to average loans(1)(4)	—%	—%

(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $13.3 million and $18.4 million for the three months ended March 31, 2019 and 2018, respectively.
(3)	Excludes mortgage loans held for sale of $19.8 million and $22.1 million as of March 31, 2019 and March 31, 2018, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

The following table represents the allocation of the allowance for loan losses among loan categories and other summary information. The allocation for loan losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of March 31,		As of December 31,
	2019		2018
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$877	14.0%	$764	12.8%
Construction and development	266	4.0%	232	3.5%
1 - 4 Family Residential	2,588	38.8%	2,552	39.3%
Non-Owner Occupied CRE	1,235	18.5%	1,264	19.5%
Owner Occupied CRE	780	11.7%	789	12.2%
Commercial and Industrial	1,899	13.0%	1,850	12.7%
Total allowance for loan losses	$7,645	100%	$7,451	100%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets for the three months ended March 31, 2019 increased $0.2 million from December 31, 2018.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $40.3 million, or 4.3%, to $978.1 million at March 31, 2019 from December 31, 2018. Total average deposits for the three months ended March 31, 2019 were $980.9 million, an increase of $170.8 million, or 21.1%, compared to $810.1 million as of March 31, 2018. The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2019 and 2018 was driven primarily by an increase in competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending March 31,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$519,251	1.62%	$323,206	0.81%
Demand deposit accounts	60,550	0.20%	75,400	0.14%
Certificates and other time deposits > $250k	80,706	1.71%	78,624	0.82%
Certificates and other time deposits < $250k	97,845	1.77%	116,120	1.29%
Total time deposits	178,551	1.74%	194,744	0.99%
Savings accounts	2,155	0.10%	1,798	0.12%
Total interest-bearing deposits	760,507	1.53%	595,148	0.78%
Noninterest-bearing accounts	220,408		214,980
Total deposits	$980,915	1.19%	$810,128	0.57%

Average noninterest-bearing deposits to average total deposits was 22.5% and 26.5% for the three months ended March 31, 2019 and 2018, respectively.

Our average cost of funds was 1.23% and 0.74% during the three months ended March 31, 2019 and 2018, respectively. The increase in our cost of funds for 2019 from 2018 was primarily due to an increase in our average rates on interest-bearing deposits to 1.53% during the three months ended March 31, 2019 compared to 0.78% for the three months ended March 31, 2018. This increase is primarily due to the impact of a rising rate environment and shift in deposit mix.

Total money market accounts as of March 31, 2019 were $513.3 million, an increase of $23.8 million, or 4.9%, compared to $489.5 million as of December 31, 2018. Total time deposits as of March 31, 2019 were $176.3 million, a decrease of $2.4 million, or 1.4%, from December 31, 2018. The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives, partially offset by a reduction in brokered money market accounts. The decrease in time deposit accounts was primarily due to maturities for the three months ended March 31, 2019.

The following table represents the amount of certificates of deposit by time remaining until maturity as of March 31, 2019:

	As of March 31, 2019
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$13,993	$20,923	$19,115	$26,662	$80,693
Other	38,979	10,138	33,782	12,720	95,619
Total	$52,972	$31,061	$52,897	$39,382	$176,312

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2019 and December 31, 2018,  borrowings totaled $26.9 million and $21.6 million, respectively. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2019	2018
Borrowings
FHLB Topeka borrowings	$20,361	$15,000
Subordinated notes	6,560	6,560
	$26,921	$21,560

FHLB Topeka. We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2019 and December 31, 2018 amounted to $519.1 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $331.6 million at March 31, 2019. As of March 31, 2019, the Company also had a note with FHLB Topeka of $10.0 million, which is not included in the table below.

As of and for the
Year Ended
March 31,
(Dollars in thousands)	2019
Short-term borrowings:
Maximum outstanding at any month-end during the period	$10,361
Balance outstanding at end of period	$10,361
Average outstanding during the period	$401
Average interest rate during the period	2.64%
Average interest rate at the end of the period	2.65%

As of March 31, 2019 and December 31, 2018, we had three unsecured federal funds lines of credit with up to $10.0 million, $13.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

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

	Average	Average
	Percentage for the	Percentage for the
	Three-Month	Three-Month
	Period Ended	Period Ended
	March 31, 2019	March 31, 2018
Sources of Funds:
Deposits:
Noninterest-bearing	19.41%	21.73%
Interest-bearing	66.96%	60.15%
FHLB	0.92%	5.61%
Convertible subordinated debentures	—%	—%
Subordinated notes	0.58%	1.36%
Credit note	—%	—%
Other liabilities	1.70%	0.70%
Shareholders’ equity	10.43%	10.45%
Total	100%	100%
Uses of Funds:
Total loans	79.98%	82.09%
Available-for-sale securities	4.44%	5.23%
Mortgage loans held for sale	1.17%	1.86%
Promissory notes from related parties	—%	0.58%
Interest-bearing deposits in other financial institutions	7.56%	3.68%
Noninterest-earning assets	6.85%	6.56%
Total	100%	100%
Average noninterest-bearing deposits to average deposits	22.47%	26.54%
Average loans to average deposits	93.37%	100.27%
Total interest-bearing deposits to total deposits	77.53%	73.46%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans and available‑for‑sale securities. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders' equity increased $2.8 million, or 2.4%, from December 31, 2018 to $119.7 million at March 31, 2019. The increase is primarily due to $0.4 million of stock-based compensation charges, net income of $1.6 million, and a $0.8 million decrease in the unrealized loss on our available-for-sale investments primarily due to changes in market rates.

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

Capital levels are viewed as important indicators of an institution's financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2019 and December 31, 2018, our holding company and Bank exceeded the minimum capital levels required by their respective regulators. At March 31, 2019 and December 31, 2018, the Bank was classified as “well capitalized”. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	March 31,		December 31,
	2019		2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$89,773	10.36%	$87,291	10.55%
Consolidated Company	96,799	11.13%	94,335	11.35%
Tier 1 capital to risk-weighted assets
Bank	89,773	10.36%	87,291	10.55%
Consolidated Company	96,799	11.13%	94,335	11.35%
Total capital to risk-weighted assets
Bank	97,564	11.26%	94,906	11.47%
Consolidated Company	111,149	12.78%	108,510	13.06%
Tier 1 capital to average assets
Bank	89,773	8.07%	87,291	8.63%
Consolidated Company	96,799	8.67%	94,335	9.28%

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of March 31, 2019
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$10,361	$10,000	$—	$—		$20,361
Subordinated notes	—	—	—	6,560	(1)	6,560
Total	$10,361	$10,000	$—	$6,560		$26,921

________________________________________

(1)Reflects a contractual maturity date of December 31, 2026.

The following tables present financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	March 31,		December 31,
	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$24,041	$243,186	$33,571	$271,580
Standby letters of credit	$65	$23,508	$40	$23,508
Commitments to make loans to sell	$42,237	$—	$17,207	$—
Commitments to make loans	$27,782	$39,045	$2,750	$19,762

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

The board of directors monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

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

	As of March 31, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(7.10)%	(14.34)%	(6.61)%	(16.14)%
200	(3.77)%	(6.79)%	(3.48)%	(8.18)%
100	(1.26)%	(1.84)%	(1.12)%	(2.69)%
Base	—%	—%	—%	—%
−100	1.63%	(4.55)%	2.74%	(0.02)%

The model simulations as of March 31, 2019 imply that our balance sheet remained liability sensitive compared to our balance sheet as of December 31, 2018.

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

Impact of Inflation

Our consolidated financial statements and related notes included within this Form 10-Q have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements. See Note 7 - Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company in its’ 2018 Annual Report on Form 10-K filed with the SEC, on March 21, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description
10.1

Amended Employment Agreement dated May 2, 2019, by and between First Western Financial, Inc. and Julie Courkamp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019).

10.2

Ninth Amendment to Business Loan Agreement, dated March 18, 2019, by and between First Western Financial, Inc. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2019).

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

First Western Financial, Inc.

May 10, 2019	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

May 10, 2019	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer