Form 10-Q
period 2019-06-30
First Western Financial Inc
filed 2019-08-08
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 6, 2019
Common Stock, no par value	7,983,866

FIRST WESTERN FINANCIAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2019 and June 30, 2018	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2019 and June 30, 2018	8

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2019 and June 30, 2018	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and June 30, 2018	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	63

PART II. OTHER INFORMATION		64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

SIGNATURES		66

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 21, 2019. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,974	$1,574
Interest-bearing deposits in other financial institutions	90,795	71,783
Total cash and cash equivalents	92,769	73,357

Available-for-sale securities	51,698	43,695
Correspondent bank stock, at cost	1,649	2,488
Mortgage loans held for sale	36,269	14,832
Loans, net of allowance of $7,575 and $7,451	931,820	886,515
Premises and equipment, net	5,683	6,100
Accrued interest receivable	3,184	2,844
Accounts receivable	4,718	4,492
Other receivables	872	1,391
Other real estate owned, net	658	658
Goodwill	23,239	24,811
Other intangible assets, net	88	402
Deferred tax assets, net	4,607	4,306
Company-owned life insurance	14,898	14,709
Other assets	18,313	3,724
Total assets	$1,190,465	$1,084,324

LIABILITIES
Deposits:
Noninterest-bearing	$229,266	$202,856
Interest-bearing	775,911	734,902
Total deposits	1,005,177	937,758
Borrowings:
Federal Home Loan Bank Topeka borrowings	36,060	15,000
Subordinated Notes	6,560	6,560
Accrued interest payable	274	231
Other liabilities	20,237	7,900
Total liabilities	1,068,308	967,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; 7,983,866 and 7,968,420 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	142,095	141,359
Accumulated deficit	(19,933)	(23,199)
Accumulated other comprehensive loss	(5)	(1,285)
Total shareholders’ equity	122,157	116,875
Total liabilities and shareholders’ equity	$1,190,465	$1,084,324

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$10,600	$9,074	$20,818	$17,676
Investment securities	331	281	641	558
Federal funds sold and other	243	150	765	277
Total interest and dividend income	11,174	9,505	22,224	18,511

Interest expense:
Deposits	2,995	1,411	5,904	2,571
Other borrowed funds	219	517	389	1,003
Total interest expense	3,214	1,928	6,293	3,574
Net interest income	7,960	7,577	15,931	14,937
Less: (recovery of) provision for credit losses	(78)	—	116	(187)
Net interest income, after (recovery of) provision for credit losses	8,038	7,577	15,815	15,124

Non-interest income:
Trust and investment management fees	4,693	4,689	9,363	9,643
Net gain on mortgage loans sold	3,262	1,359	4,718	2,610
Bank fees	341	455	630	1,065
Risk management and insurance fees	194	284	662	667
Income on company-owned life insurance	96	105	189	199
Total non-interest income	8,586	6,892	15,562	14,184
Total income before non-interest expense	16,624	14,469	31,377	29,308

Non-interest expense:
Salaries and employee benefits	7,699	7,660	15,317	15,840
Occupancy and equipment	1,398	1,527	2,805	3,012
Professional services	1,036	1,008	1,813	1,832
Technology and information systems	1,016	1,000	2,085	2,063
Data processing	742	687	1,429	1,327
Marketing	441	316	719	601
Amortization of other intangible assets	142	230	315	460
Goodwill impairment	1,572	—	1,572	—
Other	613	656	1,206	1,235
Total non-interest expense	14,659	13,084	27,261	26,370
Income before income taxes	1,965	1,385	4,116	2,938
Income tax expense	561	337	1,085	704
Net income	1,404	1,048	3,031	2,234
Preferred stock dividends	—	(562)	—	(1,123)
Net income available to common shareholders	$1,404	$486	$3,031	$1,111
Earnings per common share:
Basic	$0.18	$0.08	$0.39	$0.19
Diluted	$0.18	$0.08	$0.39	$0.19

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,404	$1,048	$3,031	$2,234
Other comprehensive income (loss) items:
Net change in unrealized gains (losses) on available-for-sale securities	981	(140)	2,043	(846)
Income tax effects	(253)	192	(528)	173
Total other comprehensive income (loss)	728	52	1,515	(673)
Comprehensive income	$2,132	$1,100	$4,546	$1,561

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

Balance at April 1, 2018	20,868	41,000	5,900,698	$132,520	$(26,712)	$(1,653)	$104,155

Net income	—	—	—	—	1,048	—	1,048
Issuance of common stock, net of issuance costs	—	—	16,969	(181)	—	—	(181)
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	52	52
Stock-based compensation	—	—	—	446	—	—	446
Preferred stock dividends	—	—	—	—	(562)	—	(562)

Balance at June 30, 2018	20,868	41,000	5,917,667	$132,785	$(26,226)	$(1,601)	$104,958

Balance at April 1, 2019	—	—	7,968,420	$141,738	$(21,337)	$(733)	$119,668

Net income	—	—	—	—	1,404	—	1,404
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Other comprehensive income, net of tax	—	—	—	—	—	728	728
Stock-based compensation	—	—	—	467	—	—	467

Balance at June 30, 2019	—	—	7,983,866	$142,095	$(19,933)	$(5)	$122,157

Balance at January 1, 2018	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	2,234	—	2,234
Issuance of common stock, net of issuance costs of $7	—	—	67,242	1,909	—	—	1,909
Reclassification on unrealized loss on equity securities	—	—	—	—	(41)	41	—
Other comprehensive loss, net of tax	—	—	—	—	—	(714)	(714)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Stock-based compensation	—	—	—	987	—	—	987
Preferred stock dividends	—	—	—	—	(1,123)	—	(1,123)

Balance at June 30, 2018	20,868	41,000	5,917,667	$132,785	$(26,226)	$(1,601)	$104,958

Balance at January 1, 2019	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	3,031	—	3,031
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02 - Reclassification of stranded tax effect	—	—	—	—	235	(235)	—
Other comprehensive income, net of tax	—	—	—	—	—	1,515	1,515
Stock-based compensation	—	—	—	846	—	—	846

Balance at June 30, 2019	—	—	7,983,866	$142,095	$(19,933)	$(5)	$122,157

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$3,031	$2,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,011	1,150
Deferred income tax expense	288	1,016
Stock-based compensation	846	987
Provision for (recovery of) credit losses	116	(187)
Net amortization of investment securities	71	107
Stock dividends received on correspondent bank stock	(19)	(76)
Increase in cash surrender value of company-owned life insurance	(189)	(199)
Net gain on mortgage loans sold	(4,718)	(2,610)
Origination of mortgage loans held for sale	(175,236)	(244,645)
Proceeds from mortgage loans sold	158,479	235,061
Loss on impairment of goodwill	1,572	—
Net changes in operating assets and liabilities:
Accounts receivable	(226)	88
Accrued interest receivable and other assets	(2,584)	(729)
Accrued interest payable and other liabilities	(35)	(858)
Net cash used in operating activities	(17,593)	(8,661)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	3,831	9,556
Purchases	(10,390)	—
Purchases of correspondent bank stock	(1,237)	(3,646)
Redemption of correspondent bank stock	2,095	1,800
Purchases of premises and equipment	(280)	(168)
Payments received on promissory notes from related parties	—	3,701
Loan and note receivable originations and principal collections, net	(45,383)	(28,885)
Net cash used in investing activities	(51,364)	(17,642)
Cash flows from financing activities
Net change in deposits	67,419	27,625
Proceeds from issuance of common stock, net	—	1,909
Settlement of restricted stock	(110)	(181)
Dividends paid on preferred stock	—	(1,123)
Payments to Federal Home Loan Bank Topeka borrowings	(46,286)	(126,200)
Proceeds from Federal Home Loan Bank Topeka borrowings	67,346	173,235
Net cash provided by financing activities	88,369	75,265

Net change in cash and cash equivalents	19,412	48,962
Cash and cash equivalents, beginning of year	73,357	9,502
Cash and cash equivalents, end of period	$92,769	$58,464
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$6,250	$3,540
Income tax payment, net of refunds received	630	517
Cash paid for amounts included in the measurement of lease liabilities	2,738	—
Supplemental noncash disclosures:
Available-for-sale-reclass of equity securities	—	703
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	235	—
Reclass of unrealized loss on equity securities	—	52
Lease right-of-use-asset obtained in exchange for lease liabilities	16,580	—

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation:  The condensed consolidated financial statements include the accounts of First Western Financial, Inc. (“FWFI”), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly‑owned subsidiaries listed below (collectively referred to as the “Company”).

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

The Company provides a fully‑integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate customers principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2018 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2018.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

Consolidation: The Company’s policy is to consolidate all majority‑owned subsidiaries in which it has a controlling financial interest and variable‑interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At June 30, 2019 and December 31, 2018, 72.0% and 73.6%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three and six month periods ended June 30, 2019 and the year ended December 31, 2018 were immaterial. Receivables are recorded on the condensed consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the condensed consolidated statement of operations for the three and six months ended June 30, 2019 are considered in scope of Topic 606.

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

In February 2016, the FASB issued ASU 2016-02, Lease Accounting (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, a lessee is required to recognize assets and liabilities for leases with lease terms of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 requires both types of leases to be recognized on the balance sheet. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Upon adoption of ASU 2016-02 with its March 31, 2019 Quarterly Report on Form 10-Q for the three months ended March 31, 2019, the Company recorded a right-of-use asset and related lease liability. We elected the modified retrospective transition approach. We also elected and applied the package of practical expedients whereby we will not reassess prior to the effective date (i) whether any expired contracts contain leases, (ii) the lease classification for any existing or expired lease, and (iii) initial direct costs of any existing leases. See Note 5 – Leases, for further information.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. Prior to the issuance of this guidance, premiums were amortized as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 requires premiums on purchased callable debt securities that have explicit, non-contingent call features that are callable at fixed prices to be amortized to the earliest call date. There are no accounting changes for securities held at a discount. ASU 2017-08 became effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which provided guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 was effective for the Company on January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 was effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures.

Recently issued accounting pronouncements, not yet adopted:  The following reflects a pending pronouncement with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings and the allowance for loan losses as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 will be effective for most public companies on January 1, 2020. On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies as defined by the SEC. The Company is designated as a smaller reporting company with the SEC. The proposed delay by FASB is subject to a 30-day comment period so the Company will determine if CECL is delayed during the third quarter of 2019.  During the second quarter of 2019, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution on beginning to evaluate the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption.

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$5	$—	$255
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	38,529	273	(265)	38,537
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,546	8	(61)	3,493
Securities issued by U.S. government sponsored entities and agencies	4,300	1	(8)	4,293
Corporate collateralized mortgage obligations (“CMO”) and mortgage-backed securities (“MBS”)	5,058	74	(12)	5,120
Total securities available-for-sale	$51,683	$361	$(346)	$51,698

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

At June 30, 2019, the amortized cost and estimated fair value of available‑for‑sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
June 30, 2019	Cost	Value
Due within one year through five years	$555	$560
Securities (agency and CMO)	51,128	51,138
Total	$51,683	$51,698

At June 30, 2019 and December 31, 2018, securities with carrying values totaling $5.1 million and $5.4 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

At June 30, 2019 and December 31, 2018, twelve securities and thirty-three securities, respectively were in an unrealized loss position, with unrealized losses totaling $0.3 million and $2.0 million, respectively. Twelve of the securities in an unrealized loss position at June 30, 2019 have been in a continuous unrealized loss position for more than twelve months, and the remaining securities in a loss position have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at June 30, 2019.

The following table summarizes securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	—	—	16,139	(265)	16,139	(265)
FNMA	—	—	2,918	(61)	2,918	(61)
Securities issued by U.S. government sponsored entities and agencies	—	—	3,988	(8)	3,988	(8)
Corporate CMO and MBS	1,179	(12)	60	—	1,239	(12)
Total	$1,179	$(12)	$23,105	$(334)	$24,284	$(346)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	201	—	32,696	(1,597)	32,897	(1,597)
FNMA	436	(3)	3,215	(205)	3,651	(208)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,302	(223)	4,302	(223)
Corporate CMO and MBS	1,145	(9)	63	(2)	1,208	(11)
Total	$1,782	$(12)	$40,276	$(2,027)	$42,058	$(2,039)

The Company did not sell any securities during the three and six months ended June 30, 2019.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	June 30,	December 31,
	2019	2018
Cash, Securities and Other	$149,503	$114,165
Construction and Development	40,826	31,897
1-4 Family Residential	373,836	350,852
Non-Owner Occupied CRE	152,664	173,741
Owner Occupied CRE	112,660	108,480
Commercial and Industrial	108,516	113,660
Total loans	938,005	892,795
Deferred costs, net	1,390	1,171
Allowance for loan losses	(7,575)	(7,451)
Loans, net	$931,820	$886,515

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of June 30, 2019 and December 31, 2018 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
June 30, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$—	$—	$—	$—	$149,503	$149,503
Construction and Development	—	—	—	—	40,826	40,826
1-4 Family Residential	—	497	1,213	1,710	372,126	373,836
Non-Owner Occupied CRE	—	460	—	460	152,204	152,664
Owner Occupied CRE	—	—	—	—	112,660	112,660
Commercial and Industrial	—	2,300	—	2,300	106,216	108,516
Total	$—	$3,257	$1,213	$4,470	$933,535	$938,005

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$331	$—	$11,252	$11,583	$102,582	$114,165
Construction and Development	—	—	—	—	31,897	31,897
1-4 Family Residential	—	—	1,217	1,217	349,635	350,852
Non-Owner Occupied CRE	567	—	—	567	173,174	173,741
Owner Occupied CRE	—	—	—	—	108,480	108,480
Commercial and Industrial	—	—	1,735	1,735	111,925	113,660
Total	$898	$—	$14,204	$15,102	$877,693	$892,795

At June 30, 2019 and December 31, 2018, the Company had a 1‑4 Family Residential loan totaling $1.2 million, which was more then 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	June 30,	December 31,
	2019	2018
Cash, Securities and Other	$5,107	$11,252
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,035	1,735
Total	$6,142	$12,987

At June 30, 2019 and December 31, 2018, the non‑accrual loans listed above were classified as TDR with a recorded investment totaling $6.1 million and $13.0 million, respectively. Non‑accrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	June 30,	December 31,
	2019	2018
Cash, Securities, and Other	$5,107	$11,252
Commercial and Industrial	6,483	6,583
Total	$11,590	$17,835
Allowance for loan associated with TDR	(940)	(940)
Net recorded investment	$10,650	$16,895

At June 30, 2019, the Company extended an additional $0.4 million to a Commercial and Industrial borrower with a loan classified as a TDR for operational needs. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in exchange for this additional funding. At December 31, 2018, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans into a TDR for the three and six months ended June 30, 2019 and June 30, 2018. The Company modified two loans into a TDR for the year ended December 31, 2018.

For the six months ended June 30, 2019, a $5.1 million Cash, Securities and Other loan, which was classified as a TDR and not accruing interest, was making payments in accordance with its modified terms including additional paydowns. For the year ended December 31, 2018, this loan was not making payments in accordance with the original contract terms. The loan was placed on non-accrual status and classified as a TDR during the year ended December 31, 2018. The loan was making payments as agreed for the three and six months ended June 30, 2018.

One loan classified as Commercial and Industrial of $5.4 million, which was accruing interest and classified as a TDR at June 30, 2019 and December 31, 2018, was making payments in accordance with its modified terms for the three and six months ended June 30, 2019 and the year ended December 31, 2018. The loan was also making payments as agreed for the three and six months ended June 30, 2018.

The other Commercial and Industrial loan of $1.0 million that was classified as a TDR and not accruing interest at June 30, 2019 and December 31, 2018 was making payments in accordance with its modified terms for the three and six months ended June 30, 2019 and the year ended December 31, 2018. For the three and six months ended June 30, 2018, this loan was classified as a TDR and was not making payments in accordance with the modified terms.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non‑impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	June 30, 2019			December 31, 2018
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,035	$1,035	$940	$1,735	$1,735	$940

Impaired loans with no related valuation allowance:
Commercial and Industrial	$5,448	$5,448	$—	$4,848	$4,848	$—
Cash, Securities, and Other	5,107	5,107	—	11,252	11,252	—
1-4 Family Residential	1,213	1,213	—	—	—	—
Total	$11,768	$11,768	$—	$16,100	$16,100	$—

Total impaired loans:
Commercial and Industrial	$6,483	$6,483	$940	$6,583	$6,583	$940
Cash, Securities, and Other	5,107	5,107	—	11,252	11,252	—
1-4 Family Residential	1,213	1,213	—	—	—	—
Total	$12,803	$12,803	$940	$17,835	$17,835	$940

The recorded investment in loans in the previous tables excludes accrued interest and deferred loan fees and costs which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended June 30, 2019 and 2018 are included in the table below (in thousands):

	Three Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,235	$—	$1,835	$—

Impaired loans with no related valuation allowance:
Commercial and Industrial	$5,268	$68	$—	$—
Cash, Securities, and Other	8,042	—	—	—
1-4 Family Residential	412	26	—	—
Total	$13,722	$94	$—	$—

Total impaired loans:
Commercial and Industrial	$6,503	$68	$1,835	$—
Cash, Securities, and Other	8,042	—	—	—
1-4 Family Residential	412	26	—	—
Total	$14,957	$94	$1,835	$—

The average balance of impaired loans and interest income recognized on impaired loans during the six months ended June 30, 2019 and 2018 are included in the table below (in thousands):

	Six Months Ended June 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,398	$—	$1,835	$—

Impaired loans with no related valuation allowance:
Commercial and Industrial	$5,131	$188	$—	$—
Cash, Securities, and Other	9,072	—	—	—
1-4 Family Residential	412	51	—	—
Total	$14,615	$239	$—	$—

Total impaired loans:
Commercial and Industrial	$6,529	$188	$1,835	$—
Cash, Securities, and Other	9,072	—	—	—
1-4 Family Residential	412	51	—	—
Total	$16,013	$239	$1,835	$—

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2019
Beginning balance	$877	$266	$2,588	$1,235	$780	$1,899	$7,645
Provision for (recovery of) credit losses	164	24	62	(149)	20	(199)	(78)
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575

Changes in allowance for loan losses for the six months ended June 30, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) credit losses	277	58	98	(178)	11	(150)	116
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575

Allowance for loan losses at June 30, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	1,049	290	2,650	1,086	800	760	6,635
Ending balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575

Loans at June 30, 2019, evaluated for impairment:
Individually	$5,107	$—	$1,213	$—	$—	$6,483	$12,803
Collectively	144,396	40,826	372,623	152,664	112,660	102,033	925,202
Ending balance	$149,503	$40,826	$373,836	$152,664	$112,660	$108,516	$938,005

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2018
Beginning balance	$969	$228	$2,334	$1,313	$724	$1,532	$7,100
Provision for (recovery of) credit losses	(35)	(1)	(377)	(114)	(98)	625	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100

Changes in allowance for loan losses for the six months ended June 30, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(132)	25	(326)	(234)	(125)	605	(187)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100

Allowance for loan losses at December 31, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	764	232	2,552	1,264	789	910	6,511
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Loans at December 31, 2018, evaluated for impairment:
Individually	$11,252	$—	$—	$—	$—	$6,583	$17,835
Collectively	102,913	31,897	350,852	173,741	108,480	107,077	874,960
Ending balance	$114,165	$31,897	$350,852	$173,741	$108,480	$113,660	$892,795

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2019 and December 31, 2018 (in thousands):

		Special
June 30, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$144,396	$—	$5,107	$149,503
Construction and Development	40,826	—	—	40,826
1-4 Family Residential	366,577	6,046	1,213	373,836
Non-Owner Occupied CRE	151,020	1,184	460	152,664
Owner Occupied CRE	112,660	—	—	112,660
Commercial and Industrial	96,114	—	12,402	108,516
Total	$911,593	$7,230	$19,182	$938,005

		Special
December 31, 2018	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165
Construction and Development	31,897	—	—	31,897
1-4 Family Residential	349,635	—	1,217	350,852
Non-Owner Occupied CRE	165,164	8,117	460	173,741
Owner Occupied CRE	108,480	—	—	108,480
Commercial and Industrial	100,929	—	12,731	113,660
Total	$859,018	$8,117	$25,660	$892,795

The Company had no loans graded doubtful as of June 30, 2019 and December 31, 2018.

NOTE 4 – GOODWILL

Changes in the carrying amount of goodwill were as follows:

	Wealth	Capital
	Management	Management	Consolidated
Balance at December 31, 2018	$15,994	$8,817	$24,811
Impairment	-	(1,572)	(1,572)
Balance at June 30, 2019	$15,994	$7,245	$23,239

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events.  During the second quarter of 2019, the Company received an unsolicited offer to purchase its Los Angeles-based fixed income team, a portion of the Capital Management reporting unit. The Company determined the sale of a portion of this reporting unit would benefit the Company by optimizing the cost structure and freeing up capital and resources to strengthen the Wealth Management and Mortgage reporting units.  At June 30, 2019, the Company determined that it was more likely than not that it would sign this agreement to dispose of a portion of this reporting unit.

Although the agreement to sell a portion of the Capital Management reporting unit did not meet the held for sale criteria at June 30, 2019, it did represent an event affecting a specific reporting unit and the Company proceeded to perform an interim impairment test for Capital Management reporting unit.  As part of the qualitative assessment, it did indicate that it was more likely than not that the carrying value of the Capital Management reporting unit exceeded its fair value. Therefore, the Company proceeded to Step 1 of the interim goodwill impairment test.

Step 1 of the goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform Step 2 of the impairment test. As such, the Company elected to perform a valuation of the Capital Management reporting unit at June 30, 2019.

To estimate the fair value of our reporting units, an independent valuation specialist assisted us and we used an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain.  The fair value did not exceed the carrying value of the Capital Management reporting unit as of June 30, 2019.  During the first half of 2019, the growth in revenue has not been realized at previously forecasted levels for the Capital Management reporting unit.  The Company has focused on revenue growth in the more core areas in Wealth Management and Mortgage.  Our outlook for the Capital Management reporting unit has declined driven by the lower market penetration and slower growth in assets under management which has negatively impacted our near-term earnings outlook for this reporting unit.  The sale would put the team into a group with distribution capabilities and a structure to support them.  As such, this has caused a downward revision for our forecast on current and projected cash flows for the Capital Management reporting unit which resulted in a lower fair value for the six months ended June 30, 2019.

Therefore, we conducted Step 2 of the goodwill impairment test for the Capital Management reporting unit. Step 2 requires that we allocate the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. Any residual fair value after this allocation is compared to the goodwill balance and any excess goodwill is charged to expense. As a result of our two step evaluation, we recorded a goodwill impairment loss of $1.6 million for the three months ended June 30, 2019 in the Capital Management reporting unit. After the impairment charge, there was $7.2 million of goodwill remaining in the Capital Management reporting unit.

NOTE 5 – LEASES

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

The following table presents the classification of the right-of-use asset and corresponding liability within the condensed consolidated balance sheet. The Company elected to not include short-term leases with initial terms of twelve months or less, on the condensed consolidated balance sheet.

		June 30,
		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$11,591

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$15,063

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

	June 30,
	2019
Weighted-Average Remaining Lease Term
Operating leases	5.26	years

Weighted-Average Discount Rate
Operating leases	3.70%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Costs
Operating lease cost	$789	$1,572
Variable lease cost	385	773
Sublease income	(100)	(199)
Lease costs, net	$1,074	$2,146

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of June 30, 2019.

Operating Leases
Twelve Months Ended
June 30, 2020	$3,707
June 30, 2021	3,061
June 30, 2022	2,709
June 30, 2023	2,567
June 30, 2024	2,248
Thereafter	2,319
Total Future Minimum Lease Payments	$16,611
Less: Imputed interest	(1,548)
Present Value of Net Future Minimum Lease Payments	$15,063

The following presents minimum lease payments due pursuant to the leases as of December 31, 2018 for the years indicated.

Year	Operating Leases
2019	$3,570
2020	3,374
2021	2,815
2022	2,675
2023	2,358
Thereafter	3,446
$18,238

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	June 30,	December 31,
	2019	2018
Money market deposit accounts	$508,263	$489,506
Time deposits	176,128	178,743
Negotiable order of withdrawal accounts	88,687	64,853
Savings accounts	2,833	1,800
Total interest bearing deposits	$775,911	$734,902
Aggregate time deposits of $250,000 or greater	$74,084	$83,550

Overdraft balances classified as loans totaled $0.1 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 7 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2019 and December 31, 2018 amounted to $532.8 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $332.7 million at June 30, 2019. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		June 30,	December 31,
Maturity Date	Rate %	2019	2018
August 2, 2019	2.55	$26,060	$5,000
August 26, 2020	1.94	10,000	10,000
Total		$36,060	$15,000

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of June 30, 2019 and December 31, 2018, there were no amounts outstanding on any of the federal funds lines.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 15 – Regulatory Capital Matters). As of June 30, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Bank is party to credit‑related financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments may expire without being utilized. The Bank’s exposure to credit loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Bank follows the same credit policies in making commitments as it does for on‑balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$21,424	$252,755	$33,571	$271,580
Standby letters of credit	25	23,833	40	23,508
Commitments to make loans to sell	83,309	—	17,207	—
Commitments to make loans	16,154	46,306	2,750	19,762

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

Litigation, Claims and Settlements

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based on advice from legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s  condensed consolidated financial statements.

NOTE 9 – SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. We have not repurchased any stock as of June 30, 2019.

During the six months ended June 30, 2019 the Company sold no shares of common stock. During the three months ended June 30, 2018, the Company sold 67,242 shares of its common stock through a Private Placement Memorandum resulting in proceeds to the Company of $1.9 million (net of issuance costs of $0.1 million). During the three and six months ended June 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units.

Restricted Stock Awards

As of June 30, 2019, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended June 30, 2019 and 2018, the Company has recognized compensation expense of $0.1 million for the Restricted Stock Awards, respectively. During the six months ended June 30, 2019 and 2018, the Company has recognized compensation expense of $0.2 million for the Restricted Stock Awards, respectively. As of June 30, 2019, the Company has $2.5 million of unrecognized stock-based compensation expense related to the shares issued. As of June 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 3.25 years.  No Restricted Stock Awards vested during the three and six months ended June 30, 2019.

Stock‑Based Compensation Plans

As of June 30, 2019, there were a total of 626,907 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Inventive Plan (“the 2016 Plan”). If the Awards outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2019 and 2018.

During the three months ended June 30, 2019 and 2018, the Company recognized stock based compensation expense of $0.1 million and $0.1 million, respectively, associated with stock options. During the six months ended June 30, 2019 and 2018, the Company recognized stock based compensation expense of $0.2 million and $0.3 million, respectively, associated with stock options. As of June 30, 2019, the Company has $0.4 million of unrecognized stock‑based compensation expense related to stock options which are unvested. As of  June 30, 2019, the unrecognized cost is expected to be recognized over a weighted‑average period of approximately one year.

The following summarizes activity for nonqualified stock options for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	465,947	$28.84
Granted	—	—
Exercised	—	—
Forfeited or expired	(23,850)	26.25
Outstanding at end of period	442,097	$28.98	4.0	(a)
Options fully vested / exercisable at June 30, 2019	388,216	$29.59	3.7	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of June 30, 2019 and December 31, 2018, there were 388,216 and 402,872 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the six months ended June 30, 2019, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the six months ended June 30, 2019:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	184,369	15,932	17,258
Granted	71,127	59,536	-
Vested	(23,281)	-	-
Forfeited	(16,318)	(4,603)	(1,512)
Outstanding at end of period	215,897	70,865	15,746

During the three and six month period ended June 30, 2019, the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes. During the three and six month period ended June 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted 3,779 Time Vesting Units with a five‑year service period in the six months ended June 30, 2019 that vest in equal installments of 50% on the third and fifth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Company granted 67,348 Time Vesting Units with a five year service period in the six months ended June 30, 2019 that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. Time Vesting Units granted in 2019 have a weighted‑average grant‑date fair value of $13.80 per unit. During the three months ended June 30, 2019 and 2018, the Company recognized compensation expense of $0.2 million and $0.2 million, respectively, for Time Vesting Units. As During the six months ended June 30, 2019 and 2018, the Company recognized compensation expense of $0.4 million and $0.5 million, respectively, for Time Vesting Units. As of June 30, 2019, there was $4.1 million of unrecognized compensation expense related to Time Vesting Units. As of June 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of approximately 2.4 years.

Financial Performance Units Granted Prior to 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. As of June 30, 2019, the Company is accruing at the maximum threshold for 50% of the awards and at 50% for the remainder. The maximum shares that can be issued at 150% as of June 30, 2019 was approximately 22,000 shares. During the three and six months ended June 30, 2019 and 2018, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2019, there was $0.2 million of unrecognized compensation expense related to the Financial Performance Units. As of June 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 2.5 years.

Financial Performance Units Granted in 2019

On May 1, 2019, the Company granted an additional 59,536 Financial Performance Units to officers and other key employees. All Financial Performance Units granted on May 1, 2019, have a ten-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of June 30, 2019, the Company is accruing at the maximum threshold for 50% of the awards and at 50% for the remainder. The maximum shares that can be issued at 150% as of June 30, 2019 was approximately 84,300 shares. During the three months ended June 30, 2019, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2019,

there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units.  As of June 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 4.5 years.

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

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and six months ended June 30, 2019, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of June 30, 2019, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of 3.0 years.

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings per common share - Basic
Numerator:
Net income	$1,404	$1,048	$3,031	$2,234
Dividends on preferred stock	—	(562)	—	(1,123)
Net income available for common shareholders	$1,404	$486	$3,031	$1,111

Denominator:
Basic weighted average shares	7,881,999	5,911,886	7,877,864	5,891,463
Earnings per common share - basic	$0.18	$0.08	$0.39	$0.19

Earnings per common share - Diluted
Numerator:
Net income	$1,404	$1,048	$3,031	$2,234
Dividends on preferred stock	—	(562)	—	(1,123)
Net income available for common shareholders	$1,404	$486	$3,031	$1,111

Denominator:
Basic weighted average shares	7,881,999	5,911,886	7,877,864	5,891,463
Diluted effect of common stock equivalents:
Stock options	—	32,643	—	31,291
Time Vesting Units	2,044	13,958	2,062	22,261
Financial Performance Units	—	16,355	—	9,758
Market Performance Units	13,049	—	13,448	—
Restricted Stock Awards	—	6,579	—	5,264
Total diluted effect of common stock equivalents	15,093	69,535	15,510	68,574
Diluted weighted average shares	7,897,092	5,981,421	7,893,374	5,960,037
Earnings per common share - diluted	$0.18	$0.08	$0.39	$0.19

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of June 30, 2019 and 2018, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	442,097	207,700	445,947	211,450
Convertible Preferred D shares	—	151,700	—	151,700
Time Vesting Units	198,611	—	179,301	—
Financial Performance Units	70,865	—	42,998	—
Market Performance Units	—	—	—	—
Restricted Stock Awards	94,736	—	94,736	—
Total potentially dilutive securities	806,309	359,400	762,982	363,150

NOTE 11 - INCOME TAXES

During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $0.5 million and $1.1 million, respectively, reflecting an effective tax rate of 28.5% and 26.4%, respectively. The increase is primarily related to the vesting of Restricted Stock Units during the three months ended June 30, 2019.    During the three and six months ended June 30, 2018, the Company recorded an income tax provision of $0.3 million and $0.7 million, respectively, reflecting an effective tax rate of 24.3% and 24.0%, respectively.

NOTE 12 – RELATED‑PARTY TRANSACTIONS

The Bank granted loans to principal officers and directors and their affiliates, all of whom are deemed related parties. At June 30, 2019 and December 31, 2018, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	June 30, 2019	December 31, 2018
Balance, beginning of year	$2,659	$14,077
Funded loans	5,623	1,466
Payments collected	(2,588)	(9,386)
Changes in related parties	—	(3,498)
Balance, end of year	$5,694	$2,659

Deposits from related parties held by the Bank at June 30, 2019 and December 31, 2018 totaled $47.7 million and $36.7 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the six months ended June 30, 2019 and 2018, the Company incurred an immaterial amount of expense related to this lease.

NOTE 13 - FAIR VALUE

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

There were no transfers between levels during the six months ended June 30, 2019 and 2018. The Company used the following methods and significant assumptions to estimate fair value:

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

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument are accounted for within the condensed consolidated statements of income.

The following presents assets measured on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$255	$—	$—	$255
GNMA	—	38,537	—	38,537
FNMA	—	3,493	—	3,493
Securities issued by US. Government sponsored entities and agencies	—	4,293	—	4,293
Corporate CMO and MBS	—	5,120	—	5,120
Total securities available-for-sale	$255	$51,443	$—	$51,698
Equity securities	$712	$—	$—	$712
Interest rate lock and forward delivery commitments	$—	$739	$—	$739

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	—	34,002	—	34,002
FNMA	—	3,870	—	3,870
Securities issued by US. Government sponsored entities and agencies	—	4,302		4,302
Corporate CMO and MBS	—	1,271	—	1,271
Total securities available-for-sale	$250	$43,445	$—	$43,695
Equity securities	$693	$—	$—	$693
Interest rate lock and forward delivery commitments	$—	$890	$—	$890

Equity securities and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of June 30, 2019 and December 31, 2018, the majority of the securities have credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of June 30, 2019, equity securities have been recorded at fair value within the other assets line item in the condensed consolidated balance sheet with changes recorded in the other line item in the condensed consolidated statement of income.

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

The following presents assets measured on a nonrecurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$95	$95

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$795	$795

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At June 30, 2019, other real estate owned remained unchanged from December 31, 2018 and had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At June 30, 2019, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.0 million with valuation allowances of $0.9 million and were classified as Level 3. As of December 31, 2018, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.7 million with valuation allowances of $0.9 million and were classified as Level 3. Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at June 30, 2019 and December 31, 2018.

Impaired loans accounted for provisions for loan losses of $0 for each of the three and six months ended June 30, 2019.

The following presents carrying amounts and estimated fair values for financial instruments as of June 30, 2019 and December 31, 2018 (in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$92,769	$92,769	$—	$—
Securities available-for-sale	51,698	255	51,443	—
Loans, net	931,820	—	—	912,965
Mortgage loans held for sale	36,269	—	36,269	—
Accrued interest receivable	3,184	—	3,184	—
Other assets	712	712	—	—
Liabilities:
Deposits	$1,005,177	$—	$1,008,032	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	36,060	—	36,022	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,217
Accrued interest payable	274	—	274	—

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,357	$73,357	$—	$—
Securities available-for-sale	43,695	250	43,445	—
Loans, net	886,515	—	—	868,828
Mortgage loans held for sale	14,832	—	14,832	—
Accrued interest receivable	2,844	—	2,844	—
Other assets	693	693	—	—
Liabilities:
Deposits	$937,758	$—	$940,039	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	15,000	—	14,833	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,434
Accrued interest payable	231	—	231	—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 on a prospective basis.

NOTE 14 - SEGMENT REPORTING

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three Months Ended June 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$11,174	$—		$—	$11,174
Total interest expense	3,214	—		—	3,214
Provision for loan losses	(78)	—		—	(78)
Net interest income	8,038	—		—	8,038
Non-interest income	4,512	798		3,276	8,586
Total income	12,550	798		3,276	16,624
Depreciation and amortization expense	301	95		73	469
All other non-interest expense	10,432	2,313	(1)	1,445	14,190
Income (loss) before income tax	$1,817	$(1,610)		$1,758	$1,965

Goodwill	$15,994	$7,245		$—	$23,239
Total assets	$1,145,910	$9,025		$35,530	$1,190,465

______________________________________________

(1)	Includes goodwill impairment charge of $1.6 million.

Three Months Ended June 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$9,505	$—	$—	$9,505
Total interest expense	1,928	—	—	1,928
Provision for loan losses	-	—	—	-
Net interest income	7,577	—	—	7,577
Non-interest income	4,680	845	1,367	6,892
Total income	12,257	845	1,367	14,469
Depreciation and amortization expense	321	132	124	577
All other non-interest expense	10,025	1,080	1,402	12,507
Income (loss) before income tax	$1,911	$(367)	$(159)	$1,385

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,001,191	$10,318	$35,064	$1,046,573

Six Months Ended June 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$22,224	$-		$-	$22,224
Total interest expense	6,293	-		-	6,293
Provision for loan losses	116	-		-	116
Net-interest income	15,815	-		-	15,815
Non-interest income	9,244	1,563		4,755	15,562
Total income	25,059	1,563		4,755	31,377
Depreciation and amortization expense	632	226		138	996
All other non-interest expense	20,499	3,008	(1)	2,758	26,265
Income before income tax	$3,928	$(1,671)		$1,859	$4,116

Goodwill	$15,994	$7,245		$—	$23,239
Total assets	$1,145,910	$9,025		$35,530	$1,190,465

_______________________________________________

(1)	Includes goodwill impairment charge of $1.6 million.

Six Months Ended June 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$18,511	$—	$—	$18,511
Total interest expense	3,574	—	—	3,574
Provision for loan losses	(187)	—	—	(187)
Net-interest income	15,124	—	—	15,124
Non-interest income	9,844	1,706	2,634	14,184
Total income	24,968	1,706	2,634	29,308
Depreciation and amortization expense	641	262	247	1,150
All other non-interest expense	20,165	2,276	2,779	25,220
Income before income tax	$4,162	$(832)	$(392)	$2,938

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,001,191	$10,318	$35,064	$1,046,573

NOTE 15 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of June 30, 2019, the Bank meets all capital adequacy requirements to which it is subject to.

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

The standard ratios established by the Bank’s primary regulators to measure capital require the Bank to maintain minimum amounts and ratios. These ratios are common equity Tier 1 capital (“CET 1”), Tier 1 capital and total capital (as defined in the regulations) to risk‑weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of June 30, 2019, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, that are fully effective in 2019, and resulted in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and increased each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. At June 30, 2019, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of June 30, 2019 and December 31, 2018, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since June 30, 2019,  that the Company believes have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject to as of June 30, 2019 and December 31, 2018.

The following presents the actual and required capital amounts and ratios as of June 30, 2019 and December 31, 2018 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$92,973	10.65%	$39,293	4.5%	$56,756	6.5%
Consolidated	100,024	11.41	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	92,973	10.65	52,391	6.0	69,854	8.0
Consolidated	100,024	11.41	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	100,697	11.53	69,854	8.0	87,318	10.0
Consolidated	114,309	13.04	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	92,973	8.42	44,186	4.0	55,232	5.0
Consolidated	100,024	9.01	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$87,291	10.55%	$37,240	4.5%	$53,791	6.5%
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	87,291	10.55	49,653	6.0	66,204	8.0
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	94,906	11.47	66,204	8.0	82,755	10.0
Consolidated	108,510	13.06	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	87,291	8.63	40,459	4.0	50,574	5.0
Consolidated	94,335	9.28	N/A	N/A	N/A	N/A

NOTE 16 – SUBSEQUENT EVENTS

On July 19, 2019, the Company entered into an agreement to sell the Company’s Los Angeles-based fixed income portfolio management team, a portion of the Capital Management reporting unit, to Lido Advisors, LLC and Oakhurst Advisors, LLC in exchange for cash consideration of $0.5 million and contingent consideration. The contingent consideration is based on certain percentages of asset-based revenues generated over three to five years subsequent to the closing date, subject to quarterly minimum and maximum amounts.

The Company expects the sale to benefit the Company by optimizing the cost structure and freeing up capital and resources to strengthen the Wealth Management and Mortgage reporting units.  The transaction is expected to close in the third quarter of 2019.

*****

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and six months ended June 30, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”)  on March 21, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

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

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We believe that the “Western wealth management client” shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We target entrepreneurs, professionals and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

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

From 2004, when we opened our first profit center, until June 30, 2019, we have expanded our footprint into nine full service profit centers, two mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the six months ended June 30, 2019, we had $1.2 billion in total assets, $31.4 million in total income before non-interest expense and provided fiduciary and advisory services on $6.0 billion of assets under management (“AUM”).

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

•

Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.

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
•

Goodwill impairment—represents the $1.6 million goodwill impairment charge related to the announced sale of the Company’s Los Angeles-based fixed income team (a component of the Company’s Capital Management segment).

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

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within Wealth Management, Capital Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 14 - Segment Reporting of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problems; classified, delinquent, non‑accrual, non‑performing and restructured assets; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. During the first quarter of 2015, the Bank adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, CET 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a capital conservation buffer of 2.5% of risk-weighted assets, which is phased in over a four-year period beginning January 1, 2016. At June 30, 2019, our Bank capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Recent Events

On July 19, 2019, the Company entered into an agreement to sell the Company’s Los Angeles-based fixed income portfolio management team, a portion of the Capital Management reporting unit, to Lido Advisors, LLC and Oakhurst Advisors, LLC in exchange for cash consideration of $0.5 million and contingent consideration. The contingent consideration is based on certain percentages of asset-based revenues generated over three to five years subsequent to the closing date, subject to quarterly minimum and maximum amounts.

The Company expects the sale to benefit the Company by optimizing the cost structure and freeing up capital and resources to strengthen the Wealth Management and Mortgage reporting units.  The transaction is expected to close in the third quarter of 2019.

Results of Operations

Overview

The three months ended June 30, 2019 compared with the three months ended June 30, 2018. We reported net income available to common shareholders of $1.4 million for the three months ended June 30, 2019, compared to $0.5 million of net income available to common shareholders, after paying dividends to preferred shareholders for June 30, 2018, a $0.9 million, or 188.9%  increase.  For the three months ended June 30, 2019, our income before income tax was $2.0 million, a $0.6 million, or 41.9%, increase from June 30, 2018. For the three months ended June 30, 2019, income before income tax increased primarily as a result of a $0.4 million, or 5.1%, increase in net interest income compared to the three months ended June 30, 2018. For the three months ended June 30, 2019, net income was $1.4 million, a $0.4 million, or 34.0%  increase compared to the three months ended June 30, 2018.

The six months ended June 30, 2019 compared with the six months ended June 30, 2018. We reported net income available to common shareholders of $3.0 million for the six months ended June 30, 2019, compared to $1.1 million of net income available to common shareholders, after paying dividends to preferred shareholders for June 30, 2018, a $1.9 million, or 172.8% increase. For the six months ended June 30, 2019, our income before income tax was $4.1 million, a $1.2 million, or 40.1%, increase from June 30, 2018. For the six months ended June 30, 2019, income before income tax increased primarily as a result of a $1.0 million, or 6.7%, increase in net interest income compared to the six months ended June 30, 2018. For the six months ended June 30, 2019, net income was $3.0 million, a $0.8 million, or 35.7% increase compared to the six months ended June 30, 2018.

Financial results for the three and six months ended June 30, 2019 include a $1.6 million goodwill impairment charge related to the announced sale of the Company’s Los Angeles-based fixed income team (a component of the Company’s Capital Management segment), which negatively impacted earnings per diluted share by 15 cents.

Net Interest Income

The three months ended June 30, 2019 compared with the three months ended June 30, 2018. For the three months ended June 30, 2019, net interest income, before the provision for loan losses was $8.0 million, an increase of $0.4 million, or 5.1%, compared to the three months ended June 30, 2018. This increase was partially attributable to a $105.1 million increase in average outstanding loan balances compared to June 30, 2018, along with an increase in our average yield on loans to 4.53% from 4.34% for the three months ended June 30, 2019 and 2018, respectively.  The increase in interest income was partially offset by an increase in interest expense.  This was attributable to an $86.0 million increase in average funding balances compared to June 30, 2018, along with an increase in our average cost of funds to 1.30% from 0.85% for the three months ended June 30, 2019 and 2018, respectively.    For the three months ended June 30, 2019, our net interest margin was 3.10% and our net interest spread was 2.67%. For the three months ended June 30, 2018, our net interest margin was 3.29% and our net interest spread was 2.96%.

The six months ended June 30, 2019 compared with the six months ended June 30, 2018. For the six months ended June 30, 2019, net interest income, before the provision for loan losses was $15.9 million, an increase of $1.0 million, or 6.7%, compared to the six months ended June 30, 2018. This increase was partially attributable to a $104.3 million increase in average outstanding loan balances compared to June 30, 2018, along with an increase in our average yield on loans to 4.50% from 4.27% for the six months ended June 30, 2019 and 2018, respectively. This was attributable to an $86.0 million increase in average funding balances compared to June 30, 2018, along with an increase in our average cost of funds to 0.63% from 0.40% for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, our net interest margin was 3.06% and our net interest spread was 2.64%. For the six months ended June 30, 2018, our net interest margin was 3.27% and our net interest spread was 2.97%.

The increase in average loans outstanding for the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily due to growth in all of our major loan categories except for commercial real estate. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio increased as a result of higher average yield for three and six months ended June 30, 2019 compared to the same periods in 2018. Our average yield on available-for-sale securities during the three and six months ended June 30, 2019 was 2.51% and 2.48%, a 25 and 28 basis point increase, respectively, compared to the same periods in 2018. Our average available-for-sale securities balance during the three months ended June 30, 2019 were $52.9 million and $51.7 million, an increase of $3.0 million and $0.9 million, respectively, compared to the same periods the three months ended June 30, 2018.

Interest expense on deposits increased during the three and six months ended June 30, 2019 compared to the same period in 2018. The increase was driven primarily by a rising rate environment and mix of deposit types, which resulted in increases in rates on depository accounts as cost of funds increased to 1.30% from 0.84% and to 0.63% from 0.40% during the three and six months ended June 30, 2019 compared to the same period in 2018. In addition, average interest‑bearing deposit accounts increased $153.1 million and $159.2 million, for the three and six months ended June 30, 2019, compared to the same period in 2018.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$40,755	$243	2.38%	$35,550	$150	1.69%
Available-for-sale securities(2)	52,852	331	2.51	49,821	281	2.26
Loans(3)	935,025	10,600	4.53	829,944	9,011	4.34
Promissory notes from related parties(4)	—	—	—	5,305	63	4.75
Interest-earning assets(5)	1,028,632	11,174	4.35	920,620	9,505	4.13
Mortgage loans held-for-sale(6)	31,454	293	3.73	31,570	301	3.81
Total interest-earning assets, plus loans held-for-sale	1,060,086	11,467	4.33	952,190	9,806	4.12
Allowance for loan losses	(7,648)			(7,100)
Noninterest-earning assets	79,735			73,245
Total assets	$1,132,173			$1,018,335
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$742,002	$2,995	1.61%	$588,916	$1,411	0.96%
Federal Home Loan Bank Topeka borrowings	17,922	100	2.23	54,185	260	1.92
Subordinated notes	6,560	119	7.26	13,435	257	7.65
Total interest-bearing liabilities	766,484	3,214	1.68	656,536	1,928	1.17
Noninterest-bearing liabilities:
Noninterest-bearing deposits	225,153			249,085
Other liabilities	18,830			7,875
Total noninterest-bearing liabilities	243,983			256,960
Shareholders’ equity	121,706			104,839
Total liabilities and shareholders’ equity	$1,132,173			$1,018,335
Net interest rate spread(7)			2.67%			2.96%
Net interest income(8)		$7,960			$7,577
Net interest margin(9)			3.10%			3.29%

	As of and For the Six Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$63,166	$765	2.42%	$35,960	$277	1.54%
Available-for-sale securities(2)	51,663	641	2.48	50,777	558	2.20
Loans(3)	925,582	20,818	4.50	821,292	17,548	4.27
Promissory notes from related parties(4)	—	—	—	5,529	128	4.63
Interest-earning assets(5)	1,040,411	22,224	4.27	913,558	18,511	4.05
Mortgage loans held-for-sale(6)	22,416	418	3.73	25,029	501	4.00
Total interest-earning assets, plus loans held-for-sale	1,062,827	22,642	4.26	938,587	19,012	4.05
Allowance for loan losses	(7,608)			(7,135)
Noninterest-earning assets	78,712			72,537
Total assets	$1,133,931			$1,003,989
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$751,203	$5,904	1.57%	$592,015	$2,571	0.87%
Federal Home Loan Bank Topeka borrowings	14,182	151	2.13	54,847	490	1.79
Subordinated notes	6,560	238	7.26	13,435	513	7.64
Total interest-bearing liabilities	771,945	6,293	1.63	660,297	3,574	1.08
Noninterest-bearing liabilities:
Noninterest-bearing deposits	222,793			232,127
Other liabilities	19,120			7,464
Total noninterest-bearing liabilities	241,913			239,591
Shareholders’ equity	120,073			104,101
Total liabilities and shareholders’ equity	$1,133,931			$1,003,989
Net interest rate spread(7)			2.64%			2.97%
Net interest income(8)		$15,931			$14,937
Net interest margin(9)			3.06%			3.27%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(4)	Promissory notes from related parties were reclassified to loans in 2018.
(5)	Tax-equivalent yield adjustments are immaterial.
(6)

Mortgage loans held‑for‑sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans sold line in the condensed consolidated income statement. These balances are excluded from the margin calculations in these tables.

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

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Compared to 2018			Compared to 2018
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$31	$62	$93	$329	$159	$488
Available-for-sale securities	19	31	50	11	72	83
Loans	1,191	398	1,589	2,346	924	3,270
Promissory notes from related parties	—	(63)	(63)	—	(128)	(128)
Total increase in interest income	$1,241	$428	$1,669	$2,686	$1,027	$3,713
Interest-bearing liabilities:
Interest-bearing deposits	$618	$966	$1,584	$1,251	$2,082	$3,333
Federal Home Loan Bank Topeka borrowings	(202)	42	(160)	(433)	94	(339)
Subordinated notes	(125)	(13)	(138)	(250)	(25)	(275)
Total increase in interest expense	$291	$995	$1,286	$568	$2,151	$2,719
Increase (decrease) in net interest income	$950	$(567)	$383	$2,118	$(1,124)	$994

Non‑Interest Income

The three months ended June 30, 2019 compared with the three months ended June 30, 2018. For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, non-interest income increased  $1.7 million, or 24.6%, to $8.6 million. The increase in non-interest income during the three months ended June 30, 2019 was primarily a result of a $1.9 million increase in net gain on mortgage loans sold, partially offset by, decreases in risk management fees of $0.1 million and bank fees of $0.1 million,  compared to the same period in 2018.

The six months ended June 30, 2019 compared with the six months ended June 30, 2018. For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, non-interest income increased $1.4 million, or 9.7%, to $15.6 million. The increase in non-interest income during the six months ended June 30, 2019 was primarily a result of an increase in net gain on mortgage loans sold of $2.1 million, partially offset by an decrease in bank fees of $0.4 million and a $0.3 million decrease in trust and investment management fees, compared to the same period in 2018.

The table below presents the significant categories of our non-interest income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$4,693	$4,689	$4	0.1%
Net gain on mortgage loans sold	3,262	1,359	1,903	140.0
Banking fees	341	455	(114)	(25.1)
Risk management and insurance fees	194	284	(90)	(31.7)
Income on company-owned life insurance	96	105	(9)	(8.6)
Total non-interest income	$8,586	$6,892	$1,694	24.6%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$9,363	$9,643	$(280)	(2.9)%
Net gain on mortgage loans sold	4,718	2,610	2,108	80.8
Bank fees	630	1,065	(435)	(40.8)
Risk management and insurance fees	662	667	(5)	(0.7)
Income on company-owned life insurance	189	199	(10)	(5.0)
Total non-interest income	$15,562	$14,184	$1,378	9.7%

Trust and investment management fees— For the three months ended June 30, 2019 compared to the same period in 2018, our trust and investment management fees in the Wealth Management segment and in the Capial Management segment remained consistent. For the six months ended June 30, 2019 compared to the same period in 2018, our trust and investment management fees decreased within the Wealth Management segment by $0.1 million or 1.7% and decreased within our Capital Management segment by $0.1 million, or 8.4%. The decrease for the six month period was primarily attributable to closed accounts within one profit center due to attrition with the relationship of a prior president.

Net gain on mortgage loans sold— For the three months ended June 30, 2019 compared to the same period in 2018, our net gain on mortgage loans sold increased by $1.9 million, or 140.0%, to $3.3 million. For the three months ended June 30, 2019 and 2018, our origination volume was $155.5 million and $122.4 million, respectively. For the six months ended June 30, 2019 compared to the same period in 2018, our net gain on mortgage loans sold increased by $2.1 million, or 80.8%, to $4.7 million. For the six months ended June 30, 2019 and 2018, our origination volume was $228.3 million and $209.6 million, respectively. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three and six month period was primarily related to a strong residential real estate market in our footprint, lower market rates and management’s commitment to the mortgage segment.

Risk management and insurance fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During the three and six months ended June 30, 2019, we recognized $0.2 million and $0.7 million of risk management fees as compared to $0.3 million and $0.7 million for the same period in 2018, respectively. The decrease for the three month period was attributed primarily to a decrease in the average size of client policies placed.

Provision for Credit Losses

For the three months ended June 30, 2019, we released $0.1 million of our provision for credit loss as result of our continued efforts to reduce our problem loans, which resulted in lower specific provisions and a reduction in our loan loss factors applied to our non-individually evaluated loan pools as a result of lower charge-offs over the corresponding look-back period utilized in our provision calculation. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts. For the six months ended June 30, 2019, we recorded $0.1 million of provision for credit loss primarily driven by growth in our loan portfolio.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$7,699	$7,660	$39	0.5%
Occupancy and equipment	1,398	1,527	(129)	(8.4)
Professional services	1,036	1,008	28	2.8
Technology and information systems	1,016	1,000	16	1.6
Data processing	742	687	55	8.0
Marketing	441	316	125	39.6
Amortization of other intangible assets	142	230	(88)	(38.3)
Goodwill impairment	1,572	—	1,572	*
Other operational	613	656	(43)	(6.6)
Total non-interest expense	$14,659	$13,084	$1,575	12.0%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$15,317	$15,840	$(523)	(3.3)%
Occupancy and equipment	2,805	3,012	(207)	(6.9)
Professional services	1,813	1,832	(19)	(1.0)
Technology and information systems	2,085	2,063	22	1.1
Data processing	1,429	1,327	102	7.7
Marketing	719	601	118	19.6
Amortization of other intangible assets	315	460	(145)	(31.5)
Goodwill impairment	1,572	—	1,572	*
Other	1,206	1,235	(29)	(2.3)
Total non-interest expense	$27,261	$26,370	$891	3.4%

_____________________________

* Not meaningful

The increase in non-interest expense of 12.0% to $14.7 million for the three months ended June 30, 2019 was primarily due to a goodwill impairment charge recorded in the amount of $1.6 million. The increase in non-interest expense of 3.4% to $27.3 million for the six months ended June 30, 2019 was primarily due to a goodwill impairment charge recorded in the amount of $1.6 million, partially offset by decreases in salaries and employee benefits of $0.5 million and occupancy and equipment of $0.2 million.

Income Tax

During the three and six months ended June 30, 2019, the Company recorded an income tax provision of $0.6 million and $1.1 million, respectively, reflecting an effective tax rate of 28.5% and 26.4%, respectively. The increase is related to the vesting of Restricted Stock Units during the three months ended June 30, 2019.

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

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,550	$798	$3,276	$16,624	$25,059	$1,563	$4,755	$31,377
Income before taxes	$1,817	$(1,610)	$1,758	$1,965	$3,928	$(1,671)	$1,859	$4,116
Profit margin	14.5%	(201.8)%	53.7%	11.8%	15.7%	(106.9)%	39.1%	13.1%

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,257	$845	$1,367	$14,469	$24,968	$1,706	$2,634	$29,308
Income before taxes	$1,911	$(367)	$(159)	$1,385	$4,162	$(832)	$(392)	$2,938
Profit margin	15.6%	(43.4)%	(11.6)%	9.6%	16.7%	(48.8)%	(14.9)%	10.0%

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$11,174	$9,505	$1,669	17.6%
Total interest expense	3,214	1,928	1,286	66.7
Provision for loan losses	(78)	—	(78)	*
Net interest income	8,038	7,577	461	6.1
Non-interest income	4,512	4,680	(168)	(3.6)
Total income	12,550	12,257	293	2.4
Depreciation and amortization expense	301	321	(20)	(6.2)
All other non-interest expense	10,432	10,025	407	4.1
Income before income tax	$1,817	$1,911	$(94)	(4.9)%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,145,910	$1,001,191	$144,719	14.5%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$22,224	$18,511	$3,713	20.1%
Total interest expense	6,293	3,574	2,719	76.1
Provision for loan losses	116	(187)	303	(162.0)
Net interest income	15,815	15,124	691	4.6
Non-interest income	9,244	9,844	(600)	(6.1)
Total income	25,059	24,968	91	0.4
Depreciation and amortization expense	632	641	(9)	(1.3)
All other non-interest expense	20,499	20,165	334	1.7
Income before income tax	$3,928	$4,162	$(234)	(5.6)%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,145,910	$1,001,191	$144,719	14.5%

_______________________

*Not meaningful

The Wealth Management segment reported income before income tax of $1.8 million and $3.9 million for the three and six months ended June 30, 2019, respectively, compared to $1.9 million and $4.2 million, respectively, for the same periods in 2018. The decrease for the three month period is primarily related to a decrease in bank fees and risk management fees and an increase in operating expenses, partially offset by an increase in net interest income driven by an increase in the average balance and yield on interest-earning assets, offset partially by an increase in average funding balances and cost of funds.  The decrease for the six month period is primarily related to a decrease in bank fees and trust and investment management fees and an increase in operating expenses, partially offset by an increase in net interest income driven by an increase in the average balance and yield on interest-earning assets, offset partially by an increase in average funding balance sand cost of funds. During the three and six months ended June 30, 2019 average loans increased $105.1 million and $104.3 million and the yield on total interest-earning assets increased to 4.35% from 4.13% and to 4.27% from 4.05%, compared to the same periods in 2018.

Capital Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2019		2018	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	798		845	(47)	(5.6)
Total income	798		845	(47)	(5.6)
Depreciation and amortization expense	95		132	(37)	(28.0)
All other non-interest expense	2,313	(1)	1,080	1,233	114.2
Loss before income tax	$(1,610)		$(367)	$(1,243)	338.7%
Goodwill	$7,245		$8,817	$(1,572)	(17.8)%
Identifiable assets	$9,025		$10,318	$(1,293)	(12.5)%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2,019		2,018	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	1,563		1,706	(143)	(8.4)
Total income	1,563		1,706	(143)	(8.4)
Depreciation and amortization expense	226		262	(36)	(13.7)
All other non-interest expense	3,008	(1)	2,276	732	32.2
Loss before income tax	$(1,671)		$(832)	$(839)	100.8%
Goodwill	$7,245		$8,817	$(1,572)	(17.8)%
Identifiable assets	$9,025		$10,318	$(1,293)	(12.5)%

______________________________________________

(1)	Includes goodwill impairment charge of $1.6 million.

The Capital Management segment reported a loss before income tax of $1.6 million and $1.7 million for the three and six months ended June 30, 2019, compared to a loss of $0.4 million and $0.8 million for the same periods in 2018. This was primarily driven by a goodwill impairment charge of $1.6 million and a decrease in trust and investment management fees, offset partially by a decrease in operating expenses related to an effort to align the cost structure of the segment with its revenues.

Mortgage

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	3,276	1,367	1,909	139.6
Total income	3,276	1,367	1,909	139.6
Depreciation and amortization expense	73	124	(51)	(41.5)
All other non-interest expense	1,445	1,402	43	3.1
Income (loss) before income tax	$1,758	$(159)	$1,917	* %
Goodwill	$—	$—	$—	—%
Identifiable assets	$35,530	$35,064	$466	1.3%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	4,755	2,634	2,121	80.5
Total income	4,755	2,634	2,121	80.5
Depreciation and amortization expense	138	247	(109)	100.0
All other non-interest expense	2,758	2,779	(21)	(0.8)
Loss before income tax	$1,859	$(392)	$2,251	(574.2)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$35,530	$35,064	$466	1.3%

_______________________

*Not meaningful

The Mortgage segment reported income before income tax of $1.8 million and $1.9 million for the three and six months ended June 30, 2019, compared to a loss of $0.2 million and $0.4 million, for the same periods in 2018. The overall increase in non-interest income was primarily related to an increase in origination volume due to a strong residential real estate market in our footprint, lower market rates and management’s commitment to the mortgage segment as evidenced in the addition of mortgage loan originators.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	June 30,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$92,769	$73,357	$19,412	26.5%
Investments	51,698	43,695	8,003	18.3
Loans	939,395	893,966	45,429	5.1
Allowance for loan losses	(7,575)	(7,451)	(124)	1.7
Loans, net of allowance	931,820	886,515	45,305	5.1
Mortgage loans held for sale	36,269	14,832	21,437	144.5
Goodwill & other intangible assets, net	23,327	25,213	(1,886)	(7.5)
Company-owned life insurance	14,898	14,709	189	1.3
Other assets	39,684	26,003	13,681	52.6
Total assets	$1,190,465	$1,084,324	$106,141	9.8%
Deposits	$1,005,177	$937,758	$67,419	7.2%
Borrowings	42,620	21,560	21,060	97.7
Other liabilities	20,511	8,131	12,380	152.3
Total liabilities	1,068,308	967,449	100,859	10.4
Total shareholders’ equity	122,157	116,875	5,282	4.5
Total liabilities and shareholders’ equity	$1,190,465	$1,084,324	$106,141	9.8%

Cash and cash equivalents increased by $19.4 million, or 26.5%, to $92.8 million at June 30, 2019 compared to December 31, 2018. During the same period, investments increased by $8.0 million, or 18.3%, to $51.7 million at June 30, 2019. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $45.4 million, or 5.1%  to $939.4 million at June 30, 2019 compared to December 31, 2018. The increase was primarily due to growth in our all major loan categories with the exception of commercial real estate.

Mortgage loans held for sale increased  $21.4 million, or 144.5%, to $36.3 million at June 30, 2019 compared to December 31, 2018.  This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net decreased by $1.9 million at December 31, 2018 due to a goodwill impairment charge in the amount of $1.6 million in the Capital Management reporting unit and $0.3 million of intangible amortization.

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

During the three months ended June 30, 2019, we received an offer to sell a portion of our Capital Management reporting unit. We determined that we did not meet the held-for-sale criteria at June 30, 2019, however, due to many circumstances, it was more likely than not that we would analyze and dispose of a portion of the reporting unit.  Based on this analysis, the Company proceeded to perform an interim impairment test for Capital Management reporting unit.  As part of the qualitative assessment, it did indicate that it was more likely than not that the carrying value of the Capital Management reporting unit exceeded its fair value. Therefore, the Company proceeded to Step 1 of the interim goodwill impairment test.

To estimate the fair value of our reporting units, an independent valuation specialist assisted us and we used an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain.  The fair value did not exceed the carrying value of the Capital Management reporting unit as of June 30, 2019.  During the first half of 2019, the growth in revenue has not been realized at previously forecasted levels for the Capital Management reporting unit.  The Company has focused on revenue growth in the more core areas in Wealth Management and Mortgage.  Our outlook for the Capital Management reporting unit has declined driven by the lower market penetration and slower growth in assets under management which is has negatively impacted our near-term earnings outlook for this reporting unit.  The sale would put the team into a group with distribution capabilities and a structure to support them.  As such, this has caused a downward revision for our forecast on current and projected cash flows for the Capital Management reporting unit which resulted in a lower fair value for the six months ended June 30, 2019.

This test resulted in an implied fair value of goodwill substantially below the carrying value of goodwill.  Therefore, we conducted Step 2 of the goodwill impairment test for the Capital Management reporting unit.   As a result of our two step evaluation, we recorded a non-cash goodwill impairment loss of $1.6 million for the three months ended June 30, 2019 in the Capital Management reporting unit.  After the impairment charge, there was $7.2 million of goodwill remaining in the Capital Management reporting unit.

See Note 4 - Goodwill of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Other assets increased by $13.7 million, or 52.6%  to $39.7 million at June 30, 2019 compared to December 31, 2018.  This was primarily related to the addition of a right of use asset upon the adoption of ASU 2016-02 on January 1, 2019 that is classified in other assets on the condensed consolidated balance sheet.

Total deposits increased  $67.4 million, or 7.2%, to $1.01 billion at June 30, 2019 compared to December 31, 2018. Total interest-bearing deposits increased  $41.0 million, or 5.6%, to $775.9 million and noninterest-bearing deposits increased  $26.4 million, or 13.0%, to $229.3 million, during this period.

Money market deposit accounts increased  $18.8 million, or 3.8%, to $508.3 million at June 30, 2019 compared to December 31, 2018. Time deposit accounts decreased  $2.6 million, or 1.5%, from December 31, 2018 to $176.1 million at June 30, 2019.  Negotiable order of withdrawal, or NOW accounts, increased  $23.8 million, or 36.8%, to $88.7 million from December 31, 2018 to June 30, 2019.  The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in time deposit accounts was primarily due to maturities and the increase in NOW accounts was attributed to to an increase in organic growth related to our deposit initiatives.

Total borrowings increased  $21.1 million, or 97.7%, to $42.6 million at June 30, 2019 compared to December 31, 2018. The increase was attributable to an increase in our Federal Home Loan Bank (“FHLB”) line of credit at June 30, 2019 compared to December 31, 2018.

Total shareholders’ equity increased $5.3 million, or 4.5%, from December 31, 2018 to $122.2 million at June 30, 2019. The increase is primarily due to net income of $3.0 million and a $1.7 million decrease in the unrealized loss on our available-for-sale investments primarily due to changes in market rates.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2019	2018	2019	2018
Managed Trust Balance at Beginning of Period	$1,606	$1,408	$1,380	$1,438
New relationships	11	1	41	3
Closed relationships	—	(2)	(1)	(4)
Contributions	7	16	10	31
Withdrawals	(10)	(30)	(88)	(114)
Market change, net	56	49	328	88
Ending Balance	$1,670	$1,442	$1,670	$1,442
Yield*	0.17%	0.19%	0.17%	0.18%

Directed Trust Balance at Beginning of Period	$808	$756	$789	$714
New relationships	119	—	128	37
Closed relationships	—	—	—	—
Contributions	27	16	29	19
Withdrawals	(38)	(16)	(41)	(19)
Market change, net	15	53	26	58
Ending Balance	$931	$809	$931	$809
Yield*	0.06%	0.07%	0.06%	0.07%

Investment Agency Balance at Beginning of Period	$1,935	$1,974	$1,846	$2,100
New relationships	25	27	31	48
Closed relationships	(33)	(73)	(56)	(180)
Contributions	29	46	73	97
Withdrawals	(80)	(67)	(146)	(147)
Market change, net	35	16	163	5
Ending Balance	$1,911	$1,923	$1,911	$1,923
Yield*	0.68%	0.71%	0.68%	0.75%

Custody Balance at Beginning of Period	$472	$421	$356	$374
New relationships	8	-	10	1
Closed relationships	(1)	(7)	(2)	(7)
Contributions	2	15	77	98
Withdrawals	(26)	(18)	(46)	(66)
Market change, net	5	6	65	17
Ending Balance	$460	$417	$460	$417
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$960	$799	$864	$748
New relationships	—	—	6	52
Closed relationships	2	(9)	(20)	(30)
Contributions	31	27	60	51
Withdrawals	(25)	(17)	(46)	(32)
Market change, net	29	25	133	36
Ending Balance	$997	$825	$997	$825
Yield*	0.23%	0.20%	0.22%	0.19%

Total Assets Under Management at Beginning of Period	5,781	5,358	5,235	5,374
New relationships	163	28	216	141
Closed relationships	(32)	(91)	(79)	(221)
Contributions	96	120	249	296
Withdrawals	(179)	(148)	(367)	(378)
Market change, net	140	149	715	204
Total Assets Under Management	$5,969	$5,416	$5,969	$5,416
Yield*	0.31%	0.35%	0.31%	0.36%

* Trust & investment management fees divided by period-end balance.

Three months ended June 30, 2019 compared with the three months ended June 30, 2018. Assets under management increased  $188.0 million and increased $58.0 million, or 3.3% and 1.1% for the three months ended June 30, 2019 and 2018, respectively. The increase during the three months ended June 30, 2019 was primarily related to new accounts added in the second quarter of 2019 contributing approximately $163 million in new assets.  The increase during the three months ended June 30, 2018 was primarily related to market gains and large contributions, partially offset by closed accounts within one profit center due to attrition associated with the relationship of a prior president.  The decrease in yield for the three months ended June 30, 2019 compared to June 30, 2018 is primarily related to a decline in yield on investment agency balances and a mix shift in overall asset balances.

The six months ended June 30, 2019 compared with the six months ended June 30, 2018. Assets under management increased $734.0 million and $42.0 million, or 14.0% and 0.8% for the six months ended June 30, 2019 and 2018, respectively. The increase during the six months ended June 30, 2019 was primarily related to market gains and new accounts added.  The increase during the six months ended June 30, 2018 was primarily related to large contributions and market gains, partially offset by closed accounts within one profit center due to attrition associated with the relationship of a prior president.  The decrease in yield for the six months ended June 30, 2019 compared to June 30, 2018 is primarily related to a decline in yield on investment agency balances and a mix shift in overall asset balances.

Available-for-sale securities

Investments we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All our investments in securities were classified as available-for-sale for the periods presented below. The carrying values of our investment securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following table summarizes the amortized cost and estimated fair value of our investment securities as of June 30, 2019:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$5	$—	$255
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	38,529	273	(265)	38,537
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,546	8	(61)	3,493
Securities issued by U.S. government sponsored entities and agencies	4,300	1	(8)	4,293
Corporate collateralized mortgage obligations (“CMO”) and mortgage-backed securities (“MBS”)	5,058	74	(12)	5,120
Total securities available-for-sale	$51,683	$361	$(346)	$51,698

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

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

	Maturity as of June 30, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	38,529	1.88
FNMA	—	—	—	—	—	—	3,546	0.17
Securities issued by U.S. government sponsored entities and agencies	305	0.02	—	—	—	—	3,995	0.19
Corporate CMO and MBS	—	—	—	—	—	—	5,058	0.37
Total available-for-sale	$305	0.02%	$250	0.01%	$—	—%	$51,128	2.61%

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	35,591	1.90
FNMA	—	—	—	—	—	—	4,076	0.25
Securities issued by U.S. government sponsored entities and agencies	—	—	306	0.02	—	—	4,219	0.21
Corporate CMO and MBS	—	—	—	—	—	—	1,281	0.08
Total available-for-sale	$—	—%	$556	0.03%	$—	—%	$45,167	2.44%

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2019 and December 31, 2018, we had mortgage loans held for sale of $36.3 million and $14.8 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$149,503	15.9%	$114,165	12.8%
Construction and Development	40,826	4.4	31,897	3.5
1 - 4 Family Residential	373,836	39.8	350,852	39.3
Non-Owner Occupied CRE	152,664	16.3	173,741	19.5
Owner Occupied CRE	112,660	12.0	108,480	12.2
Commercial and Industrial	108,516	11.6	113,660	12.7
Total loans held for investment(1)	$938,005	100.0%	$892,795	100.0%
Mortgage loans held for sale	$36,269		$14,832

(1)	Loans held for investment exclude deferred costs, net of $1.4 million and $1.2 million as of June 30, 2019 and December 31, 2018, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of June 30, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$252	$136,199	$13,052	$149,503
Construction and Development	—	31,391	9,435	40,826
1 - 4 Family Residential	4,765	135,396	233,675	373,836
Non-Owner Occupied CRE	460	101,566	50,638	152,664
Owner Occupied CRE	—	41,416	71,244	112,660
Commercial and Industrial	10,958	75,381	22,177	108,516
Total loans	$16,435	$521,349	$400,221	$938,005
Amounts with fixed rates	$3,878	$269,149	$145,314	$418,341
Amounts with floating rates	12,557	252,200	254,907	519,664
Total loans	$16,435	$521,349	$400,221	$938,005

	As of December 31, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,349	$88,544	$12,272	$114,165
Construction and Development	—	31,162	735	31,897
1 - 4 Family Residential	1,217	142,853	206,782	350,852
Non-Owner Occupied CRE	1,398	100,486	71,857	173,741
Owner Occupied CRE	276	40,584	67,620	108,480
Commercial and Industrial	6,583	83,570	23,507	113,660
Total loans	$22,823	$487,199	$382,773	$892,795
Amounts with fixed rates	$1,493	$277,418	$162,574	$441,485
Amounts with floating rates	21,330	209,781	220,199	451,310
Total loans	$22,823	$487,199	$382,773	$892,795

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

For the three months ended June 30, 2019 and 2018, the amount of lost interest for non-accrual loans was $0.1 million and an immaterial amount, respectively. For the six months ended June 30, 2019 and 2018, the amount of lost interest for non-accrual loans was $0.3 million and $0.1 million, respectively.

We had $13.5 million in non-performing assets as of June 30, 2019 compared to $19.7 million as of December 31, 2018. The $6.2 million decrease in our non-performing assets was primarily related to a principle curtailment on a Commercial and Industrial loan for $0.4 million and principle paydowns received on a Cash, Securities, and Other loan for $5.9 million, partially offset by an increase in another Commercial and Industrial loan due to an extension of credit for $0.4 million to a borrower for operational needs. As of June 30, 2019, these loans were classified as TDRs.

The following table presents information regarding non-performing loans as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans by category
Cash, Securities and Other	$5,107	$11,252
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,035	1,735
Total non-accrual loans	6,142	12,987
TDRs still accruing	5,448	4,848
Accruing loans 90 or more days past due	1,213	1,217
Total non-performing loans	12,803	19,052
OREO	658	658
Total non-performing assets	$13,461	$19,710
Ratio of non-performing loans to total loans(1)	1.36%	2.13%
Ratio of non-performing assets to total assets	1.13%	1.82%
Allowance as a percentage of non-performing loans	59.17%	39.11%

(1)	Excludes mortgage loans held for sale of $36.3 million and $14.8 million as of June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018 non-performing loans of $12.8 million and $19.1 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of June 30, 2019				As of December 31, 2018
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$144,396	$—	$5,107	$149,503	$102,913	$—	$11,252	$114,165
Construction and Development	40,826	—	—	40,826	31,897	—	—	31,897
1 - 4 Family Residential	366,577	6,046	1,213	373,836	349,635	—	1,217	350,852
Non-Owner Occupied CRE	151,020	1,184	460	152,664	165,164	8,117	460	173,741
Owner Occupied CRE	112,660	—	—	112,660	108,480	—	—	108,480
Commercial and Industrial	96,114	—	12,402	108,516	100,929	—	12,731	113,660
Total	$911,593	$7,230	$19,182	$938,005	$859,018	$8,117	$25,660	$892,795

Allowance for Loan Losses

The allowance for loan losses is established through a provision for credit losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and dollar volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Average loans outstanding(1)(2)	$935,025	$829,944	$925,582	$821,292
Gross loans outstanding at end of period(3)	$939,395	$842,644	$939,395	$842,644
Allowance for loan losses at beginning of period	$7,645	$7,100	$7,451	$7,287
Provision for (recovery of) loan losses	(78)	—	116	(187)
Charge-offs:
Cash, Securities and Other	—	—	—	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Cash, Securities and Other	8	—	8	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	8	—	8	—
Net charge-offs (recoveries)	(8)	—	(8)	—
Allowance for loan losses at end of period	$7,575	$7,100	$7,575	$7,100
Ratio of allowance to end of period loan	0.81%	0.84%	0.81%	0.84%
Ratio of net charge-offs to average loans(1)(4)	—%	—%	—%	—%

(1)	Average balances are average daily balances.

(2)

Excludes average outstanding balances of mortgage loans held for sale of $31.5 million and $31.6 million for the three months ended June 30, 2019 and 2018 and $22.4 million and $25.0 million for the six months ended June 30, 2019 and 2018, respectively.

(3)	Excludes mortgage loans held for sale of $36.3 million and $35.1 million as of June 30, 2019 and June 30, 2018, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Cash, Securities and Other	$1,049	15.9%	$764	12.8%
Construction and development	290	4.4	232	3.5
1 - 4 Family Residential	2,650	39.8	2,552	39.3
Non-Owner Occupied CRE	1,086	16.3	1,264	19.5
Owner Occupied CRE	800	12.0	789	12.2
Commercial and Industrial	1,700	11.6	1,850	12.7
Total allowance for loan losses	$7,575	100.0%	$7,451	100.0%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets as of June 30, 2019 increased $0.3 million from December 31, 2018.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $67.4 million, or 7.2%, to $1.01 billion at June 30, 2019 from December 31, 2018. Total average deposits for the three months ended June 30, 2019 were $967.2 million, an increase of $129.2 million, or 15.4%, compared to $838.0 million as of June 30, 2018.  The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products.  The increase in average rates in 2019 was driven primarily by an increase in market rates and competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending June 30,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$496,431	1.70%	$335,405	1.05%
Demand deposit accounts	69,923	0.32	77,289	0.21
Certificates and other time deposits > $250k	76,529	2.08	154,357	1.36
Certificates and other time deposits < $250k	96,131	1.80	20,066	1.00
Total time deposits	172,660	1.92	174,423	1.12
Savings accounts	2,988	0.13	1,799	—
Total interest-bearing deposits	742,002	1.61	588,916	0.96
Noninterest-bearing accounts	225,153		249,085
Total deposits	$967,155	1.24%	$838,001	0.67%

	As of and For the Six Month Period Ending June 30,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$507,778	1.66%	$329,339	0.93%
Demand deposit accounts	65,262	0.26	76,350	0.18
Certificates and other time deposits > $250k	77,317	1.90	157,100	1.36
Certificates and other time deposits < $250k	98,272	1.78	27,427	1.00
Total time deposits	175,589	1.83	184,527	1.05
Savings accounts	2,574	0.08	1,799	0.11
Total interest-bearing deposits	751,203	1.57	592,015	0.87
Noninterest-bearing accounts	222,793		232,127
Total deposits	$973,996	1.21%	$824,142	0.62%

Average noninterest-bearing deposits to average total deposits was 23.3% and 29.7% for the three months ended June 30, 2019 and 2018, respectively, and 22.9% and 28.2% for the six months ended June 30, 2019 and 2018, respectively.

Our average cost of funds was 1.30% and 0.84% during the three months ended June 30, 2019 and 2018, respectively, and 0.63% and 0.40% during the six months ended June 30, 2019 and 2018, respectively. The increase in our cost of funds for 2019 from 2018 was primarily due to an increase in our average rates on interest-bearing deposits to 1.61% during the three months ended June 30, 2019 compared to 0.96% for the three months ended June 30, 2018 and to 1.57% during the six months ended June 30, 2019 compared to 0.87% for the six months ended June 30, 2018. This increase is primarily due to an increase in market rates, deposit competition and a shift in deposit mix.

Total money market accounts as of June 30, 2019 were $508.3 million, an increase of $18.8 million, or 3.8%, compared to $489.5 million as of December 31, 2018. Total time deposits as of June 30, 2019 were $176.1 million, a decrease of $2.6 million, or 1.5%, from December 31, 2018. The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives, partially offset by a reduction in brokered money market accounts. The decrease in time deposit accounts was primarily due to maturities for the three months ended June 30, 2019.

The following table represents the amount of certificates of deposit by time remaining until maturity as of June 30, 2019:

	As of June 30, 2019
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$19,029	$13,701	$16,592	$24,762	$74,084
Other	9,855	30,263	53,527	8,399	102,044
Total	$28,884	$43,964	$70,119	$33,161	$176,128

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2019 and December 31, 2018,  borrowings totaled $42.6 million and $21.6 million, respectively. The table below presents balances of each of the borrowing facilities as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Borrowings
FHLB Topeka borrowings	$36,060	$15,000
Subordinated notes	6,560	6,560
	$42,620	$21,560

FHLB Topeka. We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2019 and December 31, 2018 amounted to $532.8 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $332.7 million at June 30, 2019. As of June 30, 2019, the Company also had a note with FHLB Topeka of $10.0 million, which is not included in the table below.

As of and for the
Six Months Ended
(Dollars in thousands)	June 30, 2019
Short-term borrowings:
Maximum outstanding at any month-end during the period	$30,925
Balance outstanding at end of period	26,060
Average outstanding during the period	$4,182
Average interest rate during the period	2.64%
Average interest rate at the end of the period	2.60%

As of June 30, 2019 and December 31, 2018, we had three unsecured federal funds lines of credit with up to $10.0 million, $13.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies. As of June 30, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

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

	Average	Average
	Percentage for the	Percentage for the
	Three Month	Six Month
	Period Ended	Period Ended
	June 30, 2019	June 30, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	19.89%	19.65%
Interest-bearing	65.54	66.24
FHLB	1.58	1.25
Convertible subordinated debentures	—	—
Subordinated notes	0.58	0.58
Credit note	—	—
Other liabilities	1.66	1.69
Shareholders’ equity	10.75	10.59
Total	100.00%	100.00%
Uses of Funds:
Total loans	81.91%	80.95%
Available-for-sale securities	4.67	4.56
Mortgage loans held for sale	2.78	1.98
Promissory notes from related parties	—	—
Interest-bearing deposits in other financial institutions	3.60	5.57
Noninterest-earning assets	7.04	6.94
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	23.28%	22.87%
Average loans to average deposits	96.68%	95.03%
Total interest-bearing deposits to total deposits	76.72%	77.13%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans and available‑for‑sale securities. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased  $5.3 million, or 4.5%, from December 31, 2018 to $122.2 million at June 30, 2019. The increase is primarily due to net income of $3.0 million and a $1.7 million decrease in the unrealized loss on our available-for-sale investments primarily due to changes in market rates.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock. The Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. We have not repurchased any stock as of June 30, 2019.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2019 and December 31, 2018, our holding company and Bank exceeded the minimum capital levels required by their respective regulators. At June 30, 2019 and December 31, 2018, the Bank was classified as “well capitalized”. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$92,973	10.65%	$87,291	10.55%
Consolidated Company	100,024	11.41	94,335	11.35
Tier 1 capital to risk-weighted assets
Bank	92,973	10.65	87,291	10.55
Consolidated Company	100,024	11.41	94,335	11.35
Total capital to risk-weighted assets
Bank	100,697	11.53	94,906	11.47
Consolidated Company	114,309	13.04	108,510	13.06
Tier 1 capital to average assets
Bank	92,973	8.42	87,291	8.63
Consolidated Company	$100,024	9.01%	$94,335	9.28%

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of June 30, 2019
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$26,060	$10,000	$—	$—		$36,060
Subordinated notes	—	—	—	6,560	(1)	6,560
Total	$26,060	$10,000	$—	$6,560		$42,620

________________________________________

(1)Reflects a contractual maturity date of December 31, 2026.

The following tables present financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$21,424	$252,755	$33,571	$271,580
Standby letters of credit	25	23,833	40	23,508
Commitments to make loans to sell	83,309	—	17,207	—
Commitments to make loans	16,154	46,306	2,750	19,762

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC.

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

	As of June 30, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
200	(2.30)%	(3.83)%	(3.48)%	(8.18)%
100	(0.45)	0.04	(1.12)	(2.69)
Base	—	—	—	—
−100	2.42	(3.80)	2.74	(0.02)
−200	4.82	(14.69)	0.76	(10.68)

The model simulations as of June 30, 2019 imply that our balance sheet remained liability sensitive compared to our balance sheet as of December 31, 2018.

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

Impact of Inflation

Our condensed consolidated financial statements and related notes included within this Form 10-Q have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, based upon advice of legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements. See Note 8 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company in its 2018 Annual Report on Form 10-K filed with the SEC, on March 21, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description
10.1

Amended Employment Agreement dated May 2, 2019, by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019).

10.2

Tenth Amendment to Business Loan Agreement, dated June 30, 2019, by and between First Western Financial, Inc. and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

10.3

Third Amended and Restated Promissory Note, dated June 30, 2019, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

First Western Financial, Inc.

August 8, 2019	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

August 8, 2019	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer