Form 10-Q
period 2019-09-30
First Western Financial Inc
filed 2019-11-07
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 6, 2019
Common Stock, no par value	7,986,128

FIRST WESTERN FINANCIAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2019 and September 30, 2018	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2019 and September 30, 2018	8

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2019 and September 30, 2018	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and September 30, 2018	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION		62

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

SIGNATURES		65

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,828	$1,574
Interest-bearing deposits in other financial institutions	142,348	71,783
Total cash and cash equivalents	146,176	73,357

Available-for-sale securities	61,491	43,695
Correspondent bank stock, at cost	582	2,488
Mortgage loans held for sale	69,231	14,832
Loans, net of allowance of $7,675 and $7,451	918,911	886,515
Premises and equipment, net	5,483	6,100
Accrued interest receivable	2,968	2,844
Accounts receivable	4,978	4,492
Other receivables	865	1,391
Other real estate owned, net	658	658
Goodwill	19,686	24,811
Other intangible assets, net	36	402
Deferred tax assets, net	4,765	4,306
Company-owned life insurance	14,993	14,709
Other assets	17,549	3,724
Assets held for sale	3,553	—
Total assets	$1,271,925	$1,084,324

LIABILITIES
Deposits:
Noninterest-bearing	$231,535	$202,856
Interest-bearing	877,369	734,902
Total deposits	1,108,904	937,758
Borrowings:
Federal Home Loan Bank Topeka borrowings	10,000	15,000
Subordinated notes	6,560	6,560
Accrued interest payable	356	231
Other liabilities	20,262	7,900
Liabilities held for sale	111	—
Total liabilities	1,146,193	967,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 10,000,000 shares authorized; 7,983,284 and 7,968,420 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	143,026	141,359
Accumulated deficit	(17,527)	(23,199)
Accumulated other comprehensive income (loss)	233	(1,285)
Total shareholders’ equity	125,732	116,875
Total liabilities and shareholders’ equity	$1,271,925	$1,084,324

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$10,672	$9,468	$31,490	$27,144
Investment securities	312	266	954	824
Federal funds sold and other	489	206	1,254	483
Total interest and dividend income	11,473	9,940	33,698	28,451

Interest expense:
Deposits	3,363	1,761	9,268	4,332
Other borrowed funds	170	391	559	1,394
Total interest expense	3,533	2,152	9,827	5,726
Net interest income	7,940	7,788	23,871	22,725
Less: provision for (recovery of) credit losses	100	18	216	(169)
Net interest income, after provision for (recovery of) credit losses	7,840	7,770	23,655	22,894

Non-interest income:
Trust and investment management fees	4,824	4,770	14,186	14,413
Net gain on mortgage loans sold	3,291	1,159	8,009	3,769
Bank fees	283	361	912	1,426
Risk management and insurance fees	176	249	838	916
Net gain on sale of securities	119	—	119	—
Income on company-owned life insurance	95	99	284	298
Total non-interest income	8,788	6,638	24,348	20,822
Total income before non-interest expense	16,628	14,408	48,003	43,716

Non-interest expense:
Salaries and employee benefits	8,504	7,221	23,821	23,061
Occupancy and equipment	1,388	1,427	4,193	4,439
Professional services	745	805	2,557	2,637
Technology and information systems	961	965	3,046	3,028
Data processing	854	697	2,282	2,024
Marketing	272	274	991	875
Amortization of other intangible assets	52	208	366	668
Goodwill impairment	—	—	1,572	—
Other	666	579	1,873	1,814
Total non-interest expense	13,442	12,176	40,701	38,546
Income before income taxes	3,186	2,232	7,302	5,170
Income tax expense	780	543	1,865	1,247
Net income	2,406	1,689	5,437	3,923
Preferred stock dividends	—	(255)	—	(1,378)
Net income available to common shareholders	$2,406	$1,434	$5,437	$2,545
Earnings per common share:
Basic	$0.30	$0.19	$0.69	$0.40
Diluted	$0.30	$0.19	$0.69	$0.40

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,406	$1,689	$5,437	$3,923
Other comprehensive income (loss) items:
Net change in unrealized gains (losses) on available-for-sale securities	321	(373)	2,364	(1,219)
Income tax effects	(83)	136	(611)	309
Total other comprehensive income (loss)	238	(237)	1,753	(910)
Comprehensive income	$2,644	$1,452	$7,190	$3,013

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (Loss)	Total

Balance at July 1, 2018	20,868	41,000	5,917,667	$132,785	$(26,226)	$(1,601)	$104,958

Net income	—	—	—	—	1,689	—	1,689
Issuance of common stock, net of issuance costs	—	—	1,921,775	32,541	—	—	32,541
Make whole share issuance	—	—	128,978	—	—	—	—
Preferred stock Series A-C redemption	(20,868)	—	—	(20,783)	(85)	—	(20,868)
Preferred stock Series D redemption	—	(41,000)	—	(4,054)	(46)	—	(4,100)
Other comprehensive loss, net of tax	—	—	—	—	—	(237)	(237)
Stock-based compensation	—	—	—	436	—	—	436
Preferred stock dividends	—	—	—	—	(255)	—	(255)

Balance at September 30, 2018	—	—	7,968,420	$140,925	$(24,923)	$(1,838)	$114,164

Balance at July 1, 2019	—	—	7,983,866	$142,095	$(19,933)	$(5)	$122,157

Net income	—	—	—	—	2,406	—	2,406
Share repurchase	—	—	(582)	(8)	—	—	(8)
Other comprehensive income, net of tax	—	—	—	—	—	238	238
Stock-based compensation	—	—	—	939	—	—	939

Balance at September 30, 2019	—	—	7,983,284	$143,026	$(17,527)	$233	$125,732

Balance at January 1, 2018	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	3,923	—	3,923
Issuance of common stock, net of issuance costs of $4,411	—	—	1,989,017	34,450	—	—	34,450
Make whole share issuance	—	—	128,978	—	—	—	—
Preferred stock Series A-C redemption	(20,868)	—	—	(20,783)	(85)	—	(20,868)
Preferred stock Series D redemption	—	(41,000)	—	(4,054)	(46)	—	(4,100)
Other comprehensive loss, net of tax	—	—	—	—	—	(951)	(951)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Reclassification on unrealized loss on equity securities	—	—	—	—	(41)	41	—
Stock-based compensation	—	—	—	1,423	—	—	1,423
Preferred stock dividends	—	—	—	—	(1,378)	—	(1,378)

Balance at September 30, 2018	—	—	7,968,420	$140,925	$(24,923)	$(1,838)	$114,164

Balance at January 1, 2019	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	5,437	—	5,437
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02 - Reclassification of stranded tax effect	—	—	—	—	235	(235)	—
Stock repurchase	—	—	(582)	(8)	—	—	(8)
Other comprehensive income, net of tax	—	—	—	—	—	1,753	1,753
Stock-based compensation	—	—	—	1,785	—	—	1,785

Balance at September 30, 2019	—	—	7,983,284	$143,026	$(17,527)	$233	$125,732

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$5,437	$3,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,363	1,707
Deferred income tax expense	218	1,361
Stock-based compensation	1,785	1,423
Provision for (recovery of) credit losses	216	(169)
Net amortization of investment securities	118	150
Change in fair value of equity securities	—	11
Stock dividends received on correspondent bank stock	(25)	(111)
Increase in cash surrender value of company-owned life insurance	(284)	(298)
Net gain on mortgage loans sold	(8,009)	(3,769)
Origination of mortgage loans held for sale	(501,312)	(364,962)
Proceeds from mortgage loans sold	452,601	372,298
Proceeds from sale of securities	(119)	—
Loss on impairment of goodwill	1,572	—
Net changes in operating assets and liabilities:
Accounts receivable	(486)	856
Accrued interest receivable and other assets	(81)	(1,731)
Accrued interest payable and other liabilities	727	(2,132)
Net cash used in operating activities	(46,279)	8,557
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	6,202	11,663
Sales	7,506	250
Purchases	(29,750)	(250)
Purchases of correspondent bank stock	(1,237)	(726)
Redemption of correspondent bank stock	3,168	—
Purchases of premises and equipment	(380)	(525)
Payments received on promissory notes from related parties	—	3,701
Loan and note receivable originations and principal collections, net	(32,439)	(41,359)
Net cash used in investing activities	(46,930)	(27,246)
Cash flows from financing activities
Net change in deposits	171,146	62,522
Payments on Subordinated Notes	—	(6,875)
Proceeds from issuance of common stock, net	—	34,450
Repurchase of common stock	(8)	—
Settlement of restricted stock	(110)	(181)
Dividends paid on preferred stock	—	(1,378)
Redemption of preferred stock Series A-C	—	(20,783)
Redemption of preferred stock Series D	—	(4,054)
Redemption costs	—	(131)
Payments to Federal Home Loan Bank Topeka borrowings	(72,346)	(188,200)
Proceeds from Federal Home Loan Bank Topeka borrowings	67,346	204,235
Net cash provided by financing activities	166,028	79,605

Net change in cash and cash equivalents	72,819	60,916
Cash and cash equivalents, beginning of year	73,357	9,502
Cash and cash equivalents, end of period	$146,176	$70,418
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$9,702	$5,712
Income tax payment, net of refunds received	1,562	552
Cash paid for amounts included in the measurement of lease liabilities	4,091	—
Supplemental noncash disclosures:
Reclass of promissory note to loans	—	2,134
Available-for-sale reclass of equity securities	—	703
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	235	—
Reclass of unrealized loss on equity securities	—	52
Lease right-of-use-asset obtained in exchange for lease liabilities	16,580	—
Reclass of held for sale assets net of liabilities	3,442	—

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the full year ending December 31, 2019. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At September 30, 2019 and December 31, 2018,  71.5%, and 73.6%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three and nine months ended September 30, 2019 and the year ended December 31, 2018 were immaterial. Receivables are recorded on the condensed consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the condensed consolidated statement of operations for the three and nine months ended September 30, 2019 are considered in scope of Topic 606.

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

On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies (“SRCs”) as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The proposal approved by the FASB on October 16th has led to the creation of a framework for future standard setting where two “buckets” are used, allowing at least a two-year difference in the effective dates for major standards.  The “buckets” the FASB proposed are SEC filers other than SRCs and all other companies including SRCs.  The final amendment is expected later in 2019.

During the three months ended September 30, 2019, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, customer and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$5	$—	$255
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	45,439	389	(93)	45,735
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,326	10	(27)	3,309
Securities issued by U.S. government sponsored entities and agencies	—	—	—	—
Corporate collateralized mortgage obligations (”CMO”) and mortgage-backed securities (”MBS”)	12,140	77	(25)	12,192
Total securities available-for-sale	$61,155	$481	$(145)	$61,491

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

At September 30, 2019, the amortized cost and estimated fair value of available‑for‑sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
September 30, 2019	Cost	Value
Due within one year through five years	$250	$255
Securities (agency and CMO)	60,905	61,236
Total	$61,155	$61,491

At September 30, 2019 and December 31, 2018, securities with carrying values totaling $5.9 million and $5.4 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

At September 30, 2019 and December 31, 2018,  ten securities and thirty-three securities, respectively were in an unrealized loss position, with unrealized losses totaling $0.1 million and $2.0 million, respectively. Three of the securities in an unrealized loss position at September 30, 2019 have been in a continuous unrealized loss position for more than twelve months, and the remaining securities in a loss position have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at September 30, 2019.

The following table summarizes securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	1,439	(5)	4,584	(88)	6,023	(93)
FNMA	—	—	2,737	(27)	2,737	(27)
Corporate CMO and MBS	7,995	(25)	—	—	7,995	(25)
Total	$9,434	$(30)	$7,321	$(115)	$16,755	$(145)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$—	$—	$—	$—	$—	$—
GNMA	201	—	32,696	(1,597)	32,897	(1,597)
FNMA	436	(3)	3,215	(205)	3,651	(208)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,302	(223)	4,302	(223)
Corporate CMO and MBS	1,145	(9)	63	(2)	1,208	(11)
Total	$1,782	$(12)	$40,276	$(2,027)	$42,058	$(2,039)

The Company sold $7.5 million of securities and realized $0.1 million of gains, from the sale of securities using the specific identification method for the three and nine months ended September 30, 2019. The Company did not sell any securities during the three and nine months ended September 30, 2018.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	September 30,	December 31,
	2019	2018
Cash, Securities and Other	$146,622	$114,165
Construction and Development	42,059	31,897
1-4 Family Residential	366,238	350,852
Non-Owner Occupied CRE	138,753	173,741
Owner Occupied CRE	119,497	108,480
Commercial and Industrial	111,187	113,660
Total loans	924,356	892,795
Deferred costs, net	2,230	1,171
Allowance for loan losses	(7,675)	(7,451)
Loans, net	$918,911	$886,515

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of September 30, 2019 and December 31, 2018 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
September 30, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$339	$—	$—	$339	$146,283	$146,622
Construction and Development	—	—	—	—	42,059	42,059
1-4 Family Residential	—	—	1,213	1,213	365,025	366,238
Non-Owner Occupied CRE	902	—	—	902	137,851	138,753
Owner Occupied CRE	—	—	—	—	119,497	119,497
Commercial and Industrial	4,599	—	—	4,599	106,588	111,187
Total	$5,840	$—	$1,213	$7,053	$917,303	$924,356

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$331	$—	$11,252	$11,583	$102,582	$114,165
Construction and Development	—	—	—	—	31,897	31,897
1-4 Family Residential	—	—	1,217	1,217	349,635	350,852
Non-Owner Occupied CRE	567	—	—	567	173,174	173,741
Owner Occupied CRE	—	—	—	—	108,480	108,480
Commercial and Industrial	—	—	1,735	1,735	111,925	113,660
Total	$898	$—	$14,204	$15,102	$877,693	$892,795

At September 30, 2019 and December 31, 2018, the Company had a 1‑4 Family Residential loan totaling $1.2 million, which was more than 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	September 30,	December 31,
	2019	2018
Cash, Securities and Other	$5,264	$11,252
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,035	1,735
Total	$6,299	$12,987

Non-accrual loans classified as TDR accounted for $6.1 million of the recorded investment at September 30, 2019 and $13.0 million at December 31, 2018,  respectively. Non‑accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs by loan type and delinquency status as of the dates noted (in thousands):

	September 30,	December 31,	September 30,
	2019	2018	2018
Accruing
Commercial and Industrial	$6,468	$4,848	$—
Nonaccrual
Cash, Securities, and Other	5,017	11,252	—
Commercial and Industrial	1,035	1,735	1,835

Allowance for loan associated with TDR	(693)	(940)	(1,040)
Net recorded investment	$11,827	$16,895	$795

At September 30, 2019, the Company extended an additional $1.0 million to a Commercial and Industrial borrower with a loan classified as a TDR for operational needs as allowed under the commitment. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in exchange for this additional funding. At December 31, 2018, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

One Cash, Securities and Other loan, which was modified resulting in TDR status in the previous twelve months, has defaulted on the modified terms of the agreement one time in the three and nine months ended September 30, 2019.

The Company did not modify any loans into a TDR for the three and nine months ended September 30, 2019. The Company modified two loans into a TDR for the year ended December 31, 2018. The modification of two loans in TDR performed during the year ended December 31, 2018 included an extension of the maturity dates at the same rates as before that the Company would not have otherwise considered as a result of the Borrowers’ financial difficulties. The extensionson the modified loans  ranged from three months to a year.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non‑impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	September 30, 2019			December 31, 2018
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,035	$1,035	$693	$1,735	$1,735	$940
Cash, Securities, and Other	247	247	247	—	—	—
Total	$1,282	$1,282	$940	$1,735	$1,735	$940

Impaired loans with no related valuation allowance:
Commercial and Industrial	$6,468	$6,468	$—	$4,848	$4,848	$—
Cash, Securities, and Other	5,017	5,017	—	11,252	11,252	—
1-4 Family Residential	1,213	1,213	—	—	—	—
Total	$12,698	$12,698	$—	$16,100	$16,100	$—

Total impaired loans:
Commercial and Industrial	$7,503	$7,503	$693	$6,583	$6,583	$940
Cash, Securities, and Other	5,264	5,264	247	11,252	11,252	—
1-4 Family Residential	1,213	1,213	—	—	—	—
Total	$13,980	$13,980	$940	$17,835	$17,835	$940

The recorded investment in loans in the previous tables excludes accrued interest and deferred loan fees and costs which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended September 30, 2019 and 2018 are included in the table below (in thousands):

	Three Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,035	$—	$1,835	$—
Cash, Securities, and Other	185	—	—	—
Total	$1,220	$—	$1,835	$—

Impaired loans with no related valuation allowance:
Commercial and Industrial	$5,958	$138	$—	$—
Cash, Securities, and Other	5,062	—	11,277	—
1-4 Family Residential	1,213	26	—	—
Total	$12,233	$164	$11,277	$—

Total impaired loans:
Commercial and Industrial	$6,993	$138	$1,835	$—
Cash, Securities, and Other	5,247	—	11,277	—
1-4 Family Residential	1,213	26	—	—
Total	$13,453	$164	$13,112	$—

The average balance of impaired loans and interest income recognized on impaired loans during the nine months ended September 30, 2019 and 2018 are included in the table below (in thousands):

	Nine Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,310	$—	$1,835	$—
Cash, Securities, and Other	185	—	—	—
Total	$1,495	$—	$1,835	$—

Impaired loans with no related valuation allowance:
Commercial and Industrial	$5,463	$326	$—	$—
Cash, Securities, and Other	8,088	—	11,388	—
1-4 Family Residential	1,213	77	—	—
Total	$14,764	$403	$11,388	$—

Total impaired loans:
Commercial and Industrial	$6,773	$326	$1,835	$—
Cash, Securities, and Other	8,273	—	11,388	—
1-4 Family Residential	1,213	77	—	—
Total	$16,259	$403	$13,223	$—

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2019
Beginning balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575
Provision for (recovery of) credit losses	258	18	27	(68)	76	(211)	100
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$1,307	$308	$2,677	$1,018	$876	$1,489	$7,675

Changes in allowance for loan losses for the nine months ended September 30, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) credit losses	535	76	125	(246)	87	(361)	216
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,307	$308	$2,677	$1,018	$876	$1,489	$7,675

Allowance for loan losses at September 30, 2019 allocated to loans evaluated for impairment:
Individually	$247	$—	$—	$—	$—	$693	$940
Collectively	1,060	308	2,677	1,018	876	796	6,735
Ending balance	$1,307	$308	$2,677	$1,018	$876	$1,489	$7,675

Loans at September 30, 2019, evaluated for impairment:
Individually	$5,264	$—	$1,213	$—	$—	$7,503	$13,980
Collectively	141,358	42,059	365,025	138,753	119,497	103,684	910,376
Ending balance	$146,622	$42,059	$366,238	$138,753	$119,497	$111,187	$924,356

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2018
Beginning balance	$934	$227	$1,957	$1,199	$626	$2,157	$7,100
Provision for (recovery of) credit losses	(94)	12	132	11	(22)	(21)	18
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$840	$239	$2,089	$1,210	$604	$2,136	$7,118

Changes in allowance for loan losses for the nine months ended September 30, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) credit losses	(226)	37	(194)	(223)	(147)	584	(169)
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$840	$239	$2,089	$1,210	$604	$2,136	$7,118

Allowance for loan losses at December 31, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	764	232	2,552	1,264	789	910	6,511
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Loans at December 31, 2018, evaluated for impairment:
Individually	$11,252	$—	$—	$—	$—	$6,583	$17,835
Collectively	102,913	31,897	350,852	173,741	108,480	107,077	874,960
Ending balance	$114,165	$31,897	$350,852	$173,741	$108,480	$113,660	$892,795

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2019 and December 31, 2018 (in thousands):

		Special
September 30, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$141,358	$—	$5,264	$146,622
Construction and Development	42,059	—	—	42,059
1-4 Family Residential	359,030	—	7,208	366,238
Non-Owner Occupied CRE	137,582	1,171	—	138,753
Owner Occupied CRE	119,497	—	—	119,497
Commercial and Industrial	95,371	—	15,816	111,187
Total	$894,897	$1,171	$28,288	$924,356

		Special
December 31, 2018	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165
Construction and Development	31,897	—	—	31,897
1-4 Family Residential	349,635	—	1,217	350,852
Non-Owner Occupied CRE	165,164	8,117	460	173,741
Owner Occupied CRE	108,480	—	—	108,480
Commercial and Industrial	100,929	—	12,731	113,660
Total	$859,018	$8,117	$25,660	$892,795

The Company had no loans graded doubtful as of September 30, 2019 and December 31, 2018.

NOTE 4 - GOODWILL

Changes in the carrying amount of goodwill were as follows:

	Wealth	Capital
	Management	Management	Consolidated
Balance at December 31, 2018	$15,994	$8,817	$24,811
Impairment	-	(1,572)	(1,572)
Reclass of goodwill held for sale	-	(3,553)	(3,553)
Balance at September 30, 2019	$15,994	$3,692	$19,686

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. During the second quarter of 2019, the Company received an unsolicited offer to purchase its Los Angeles-based fixed income team, a portion of the Capital Management segment. The Company determined the sale of a portion of this segment would benefit the Company by optimizing the cost structure and freeing up capital and resources to strengthen the Wealth Management and Mortgage segments. The Company determined that it was more likely than not that it would sign this agreement to dispose of a portion of this segment.

The agreement to sell a portion of the Capital Management segment represented an event affecting a specific segment. As a result, the Company proceeded to perform an interim impairment test for the Capital Management segment. As part of the qualitative assessment, it did indicate that it was more likely than not that the carrying value of the Capital Management segment exceeded its fair value. Therefore, the Company proceeded to Step 1 of the interim goodwill impairment test.

Step 1 of the goodwill impairment analysis includes the determination of the carrying value of the segment, including the existing goodwill, and estimating the fair value of the segment. If the carrying amount of a segment exceeds its fair value, we are required to perform Step 2 of the impairment test.

To estimate the fair value of our segments, an independent valuation specialist assisted us and we used an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. The fair value did not exceed the carrying value of the Capital Management segment at the time of testing. During the first half of 2019, the growth in revenue had not been realized at previously forecasted levels for the Capital Management segment. The Company had focused on revenue growth in the more core areas in Wealth Management and Mortgage. Our outlook for the Capital

Management segment had declined driven by the lower market penetration and slower growth in assets under management which had negatively impacted our near-term earnings outlook for this segment. The sale would put the team into a group with distribution capabilities and a structure to support them. As such, this had caused a downward revision for our forecast on current and projected cash flows for the Capital Management segment which resulted in a lower fair value.

Therefore, we conducted Step 2 of the goodwill impairment test for the Capital Management segment. Step 2 requires that we allocate the fair value of segment to identifiable assets and liabilities of the segment. Any residual fair value after this allocation is compared to the goodwill balance and any excess goodwill is charged to expense. As a result of our two step evaluation, we recorded a goodwill impairment loss of $1.6 million during the second quarter of 2019 in the Capital Management segment.  As of September 30, 2019, there was $3.7 million of goodwill remaining in the Capital Management segment.

As of September 30, 2019, there was an outstanding agreement with Lido Advisors, LCC for a portion of the Capital Management segment. As such, goodwill was allocated based on the relative fair value for the portion of the segment held for sale, in the amount of $3.6 million, and was reclassified to assets held for sale at the end of the third quarter 2019. As of September 30, 2019, the remaining value of goodwill in the Capital Management segment was $3.7 million. For events occurring after the period which pertain to this transaction see Note 17 – Subsequent Events.

NOTE 5 - LEASES

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

		September 30,
		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,959

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$14,284

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

	September 30,
	2019
Weighted-Average Remaining Lease Term
Operating leases	5.08	years

Weighted-Average Discount Rate
Operating leases	3.70%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Costs
Operating lease cost	$810	$2,382
Variable lease cost	395	1,168
Sublease income	(99)	(298)
Lease costs, net	$1,106	$3,252

The Company recognized lease costs of $1.1 million and $3.4 million for the three and nine months ended September 30, 2018.

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of September 30, 2019.

Operating Leases
Twelve Months Ended
September 30, 2020	$3,601
September 30, 2021	2,941
September 30, 2022	2,683
September 30, 2023	2,462
September 30, 2024	2,241
Thereafter	1,768
Total future minimum lease payments	$15,696
Less: Imputed interest	(1,412)
Present value of net future minimum lease payments	$14,284

The following presents minimum lease payments due pursuant to the leases as of December 31, 2018 for the years indicated.

Year	Operating Leases
2019	$3,570
2020	3,374
2021	2,815
2022	2,675
2023	2,358
Thereafter	3,446
$18,238

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	September 30,	December 31,
	2019	2018
Money market deposit accounts	$620,434	$489,506
Time deposits	170,457	178,743
Negotiable order of withdrawal accounts	83,022	64,853
Savings accounts	3,456	1,800
Total interest bearing deposits	$877,369	$734,902
Aggregate time deposits of $250,000 or greater	$68,328	$83,550

Overdraft balances classified as loans totaled $0.3 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 7 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2019 and December 31, 2018 amounted to $536.9 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $366.2 million at September 30, 2019. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		September 30,	December 31,
Maturity Date	Rate %	2019	2018
August 2, 2019	2.65	$—	$5,000
August 26, 2020	1.94	10,000	10,000
Total		$10,000	$15,000

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2019 and December 31, 2018, there were no amounts outstanding on any of the federal funds lines.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 16 – Regulatory Capital Matters). As of September 30, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$35,724	$245,642	$33,571	$271,580
Standby letters of credit	65	23,499	40	23,508
Commitments to make loans to sell	81,158	—	17,207	—
Commitments to make loans	—	10,000	—	—

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

NOTE 9 - SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. During the three months ended September 30, 2019, the Company repurchased 582 shares at an average price of $14.00 and as of September 30, 2019, 299,418 shares may yet be purchased under the program.

During the nine months ended September 30, 2019 the Company sold no shares of common stock. During the nine months ended September 30, 2018, the Company sold 67,242 shares of its common stock through a Private Placement Memorandum resulting in proceeds to the Company of $1.9 million (net of issuance costs of $0.1 million). During three and nine months ended September 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units.

Restricted Stock Awards

As of September 30, 2019, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended September 30, 2019 and 2018, the Company recognized stock based compensation expense of $0.5 million and $0.1 million, respectively, associated with Restricted Stock Awards. During the nine months ended September 30, 2019 and 2018, the Company has recognized compensation expense of $0.7 and $0.2 million for the Restricted Stock Awards, respectively. As of September 30, 2019, the Company has $1.9 million of unrecognized stock-based compensation expense related to the shares issued. As of September 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 3.0 years. Restricted Stock Awards representing 33,070 shares vested during the three and nine months ended September 30, 2019.

Stock‑Based Compensation Plans

As of September 30, 2019, there were a total of 648,414 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”). If the Awards outstanding under the First Western 2008

Stock Incentive Plan (“the 2008 Plan”) or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2019 and 2018.

During the three months ended September 30, 2019 and 2018, the Company recognized stock based compensation expense of $0.1 million and $0.1 million, respectively, associated with stock options. During the nine months ended September 30, 2019 and 2018, the Company recognized stock based compensation expense of $0.2 million and $0.4 million, respectively, associated with stock options. As of September 30, 2019, the Company has $0.3 million of unrecognized stock‑based compensation expense related to stock options which are unvested. As of September 30, 2019, the unrecognized cost is expected to be recognized over a weighted‑average period of approximately 0.8 of a year.

The following summarizes activity for nonqualified stock options for the nine months ended September 30, 2019:

:
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of year	465,947	$28.84
Granted	—	—
Exercised	—	—
Forfeited or expired	(42,750)	27.72
Outstanding at end of period	423,197	$28.95	3.8	(a)
Options fully vested / exercisable at September 30, 2019	380,216	$29.34	3.5	(a)

________________________________________

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of September 30, 2019 and December 31, 2018, there were 380,216 and 402,872 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock-based compensation. During the nine months ended September 30, 2019, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the nine months ended September 30, 2019:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at beginning of year	184,369	15,932	17,258
Granted	71,127	59,536	-
Vested	(23,281)	-	-
Forfeited	(22,824)	(6,597)	(1,933)
Outstanding at end of period	209,391	68,871	15,325

During the nine months ended September 30, 2019, the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes. During the nine months ended September 30, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted 3,779 Time Vesting Units with a five‑year service period during the nine months ended September 30, 2019, that vest in equal installments of 50% on the third and fifth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Company granted 67,348 Time Vesting Units with a five year service period in the nine months ended September 30, 2019, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. Time Vesting Units granted in 2019 have a weighted‑average grant‑date fair value of $13.80 per unit. During the three months ended September 30, 2019 and 2018, the Company recognized compensation expense of $0.3 million and $0.1 million, respectively, for Time Vesting Units. During the nine months ended September 30, 2019 and 2018, the Company recognized compensation expense of $0.7 million and $0.7 million, respectively, for Time Vesting Units. As of September 30, 2019, there was $3.7 million of unrecognized compensation expense related to Time Vesting Units. As of September 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of approximately 2.1 years.

Financial Performance Units Granted Prior to 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. As of September 30, 2019, the Company is accruing at the maximum threshold for 50% of the awards and at 50% for the remainder. The maximum shares that can be issued at 150% as of September 30, 2019 was approximately 20,800 shares. During the  nine months ended September 30, 2019 and 2018, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of September 30, 2019, there was $0.2 million of unrecognized compensation expense related to the Financial Performance Units. As of September 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 2.3 years.

Financial Performance Units Granted in 2019

On May 1, 2019, the Company granted an additional 59,536 Financial Performance Units to officers and other key employees. All Financial Performance Units granted on May 1, 2019, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of September 30, 2019, the Company is accruing at the maximum threshold for the awards. The maximum shares that can be issued at 150% as of September 30, 2019 was approximately 82,500 shares. During the three months ended September 30, 2019, the Company recognized compensation expense of $0.1 million for the Financial Performance Units. As of September 30, 2019, there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units. As of September 30, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 4.3 years.

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

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and nine months ended September 30, 2019 and 2018 the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of September 30, 2019, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of 2.75 years.

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings per common share - Basic
Numerator:
Net income	$2,406	$1,689	$5,437	$3,923
Dividends on preferred stock	—	(255)	—	(1,378)
Net income available for common shareholders	$2,406	$1,434	$5,437	$2,545

Denominator:
Basic weighted average shares	7,890,794	7,373,770	7,882,221	6,321,511
Earnings per common share - basic	$0.30	$0.19	$0.69	$0.40

Earnings per common share - Diluted
Numerator:
Net income	$2,406	$1,689	$5,437	$3,923
Dividends on preferred stock	—	(255)	—	(1,378)
Net income available for common shareholders	$2,406	$1,434	$5,437	$2,545

Denominator:
Basic weighted average shares	7,890,794	7,373,770	7,882,221	6,321,511
Diluted effect of common stock equivalents:
Stock options	—	—	—	20,860
Time Vesting Units	10,702	—	4,942	14,841
Financial Performance Units	123	—	41	6,505
Market Performance Units	13,175	15,075	13,357	5,025
Restricted Stock Awards	—	—	—	3,509
Total diluted effect of common stock equivalents	24,000	15,075	18,340	50,740
Diluted weighted average shares	7,914,794	7,388,845	7,900,561	6,372,251
Earnings per common share - diluted	$0.30	$0.19	$0.69	$0.40

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of September 30, 2019 and 2018, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	423,197	467,947	438,364	296,949
Convertible Preferred D shares	—	—	—	—
Time Vesting Units	130,821	168,962	163,141	157,454
Financial Performance Units	55,028	16,345	47,008	5,448
Market Performance Units	—	—	—	—
Restricted Stock Awards	61,668	43,830	83,713	14,610
Total potentially dilutive securities	670,714	697,084	732,226	474,461

NOTE 11 - INCOME TAXES

During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $0.8 million and $1.9 million, respectively, reflecting an effective tax rate of 24.5% and 25.5%, respectively. During the three and nine months ended September 30, 2018, the Company recorded an income tax provision of $0.5 million and $1.2 million, respectively, reflecting an effective tax rate of 24.3% and 24.1%, respectively.

NOTE 12 - RELATED‑PARTY TRANSACTIONS

The Bank granted loans to principal officers and directors and their affiliates, all of whom are deemed related parties. At September 30, 2019 and December 31, 2018, there were no delinquent or non‑performing loans to any officer or director of the Company. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	September 30, 2019	December 31, 2018
Balance, beginning of period	$2,659	$14,077
Funded loans	8,295	1,466
Payments collected	(6,146)	(9,386)
Changes in related parties	—	(3,498)
Balance, end of period	$4,808	$2,659

Deposits from related parties held by the Bank at September 30, 2019 and December 31, 2018 totaled $27.6 million and $36.7 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the nine months ended September 30, 2019 and 2018, the Company incurred $0.1 million and an immaterial amount of expense related to this lease.

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

There were no transfers between levels during 2019 and 2018. The Company used the following methods and significant assumptions to estimate fair value:

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

The following presents assets measured on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$255	$—	$—	$255
GNMA	—	45,735	—	45,735
FNMA	—	3,309	—	3,309
Securities issued by US. Government sponsored entities and agencies	—	—	—	—
Corporate CMO and MBS	—	12,192	—	12,192
Total securities available-for-sale	$255	$61,236	$—	$61,491
Equity securities	$718	$—	$—	$718
Interest rate lock and forward delivery commitments	$—	$2,148	$—	$2,148

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	—	34,002	—	34,002
FNMA	—	3,870	—	3,870
Securities issued by US. Government sponsored entities and agencies	—	4,302		4,302
Corporate CMO and MBS	—	1,271	—	1,271
Total securities available-for-sale	$250	$43,445	$—	$43,695
Equity securities	$693	$—	$—	$693
Interest rate lock and forward delivery commitments	$—	$890	$—	$890

Equity securities and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of September 30, 2019 and December 31, 2018, the majority of the securities have credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of September 30, 2019, equity securities have been recorded at fair value within the other assets line item in the condensed consolidated balance sheet with changes recorded in the other line item in the condensed consolidated statement of income.

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

The following presents assets measured on a nonrecurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$342	$342

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$795	$795

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At September 30, 2019, other real estate owned remained unchanged from December 31, 2018 and had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At September 30, 2019, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.3 million with valuation allowances of $0.9 million and were classified as Level 3. As of December 31, 2018, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.7 million with valuation allowances of $0.9 million and were classified as Level 3.

Impaired loans valued using a discounted cash flow analyses were not deemed to be at fair value at September 30, 2019 and December 31, 2018.

Impaired loans accounted for no provisions for loan losses for the three and nine months ended September 30, 2019.

The following presents carrying amounts and estimated fair values for financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$146,176	$146,176	$—	$—
Securities available-for-sale	61,491	255	61,236	—
Loans, net	918,911	—	—	899,750
Mortgage loans held for sale	69,231	—	69,231	—
Accrued interest receivable	2,968	—	2,968	—
Other assets	718	718	—	—
Liabilities:
Deposits	1,108,904	—	1,111,853	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	10,000	—	9,983	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,110
Accrued interest payable	356	—	356	—

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,357	$73,357	$—	$—
Securities available-for-sale	43,695	250	43,445	—
Loans, net	886,515	—	—	868,828
Mortgage loans held for sale	14,832	—	14,832	—
Accrued interest receivable	2,844	—	2,844	—
Other assets	693	693	—	—
Liabilities:
Deposits	937,758	—	940,039	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	15,000	—	14,833	—
2016 Subordinated notes – fixed-to-floating rate	6,560	—	—	6,434
Accrued interest payable	231	—	231	—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 on a prospective basis.

NOTE 14 – ASSETS AND LIABILITIES CLASSIFIED AS HELD FOR SALE

At June 30, 2019, the Company determined that it was more likely than not that it would sign an agreement to dispose of a portion of the Capital Management segment. See note 15 – Segment Reporting for further information. The Company proceeded to perform an interim impairment test for the Capital Management segment, as a result of this evaluation, an impairment loss of $1.6 million was recorded during the nine months ended September 30, 2019, no impairment loss was recorded during the three months ended September 30, 2019. See note 4 – Goodwill for further information.

On July 19, 2019, the Company entered into an agreement to sell the Company’s Los Angeles-based fixed income portfolio management team to Lido Advisors, LLC and Oakhurst Advisors, LLC. As of September 30, 2019, the sale was not yet completed and the assets and related liabilities attributable to the sale, which were expected to be sold within twelve months, were classified as a disposal group held for sale and are presented separately in the consolidated balance sheet.

On November 1, 2019, the Company announced the proposed sale of the Los Angeles-based fixed income portfolio management team and certain advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC was cancelled. Management will continue to evaluate other opportunities to divest the Los Angeles-based fixed income portfolio management team. As a result, the disposal group held for sale classification remains appropriate.

Assets and liabilities in disposal groups held for sale are as follows at the dates noted (in thousands):

	September 30,	December 31,
	2019	2018

ASSETS
Goodwill	$3,553	$—
Assets in disposal groups held for sale	$3,553	$—

LIABILITIES
Other liabilities	$111	$—
Liabilities in disposal groups held for sale	$111	$—

NOTE 15 - SEGMENT REPORTING

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

Three Months Ended September 30, 2019	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$11,473	$—	$—	$11,473
Total interest expense	3,533	—	—	3,533
Provision for loan losses	100	—	—	100
Net interest income	7,840	—	—	7,840
Non-interest income	4,714	776	3,298	8,788
Total income	12,554	776	3,298	16,628
Depreciation and amortization expense	274	22	55	351
All other non-interest expense	10,434	701	1,956	13,091
Income before income tax	$1,846	$53	$1,287	$3,186

Goodwill	$15,994	$3,692	$—	$19,686
Assets held for sale	—	3,553	—	3,553
Total assets	$1,195,340	$8,528	$68,057	$1,271,925

Three Months Ended September 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$9,940	$—	$—	$9,940
Total interest expense	2,152	—	—	2,152
Provision for loan losses	18	—	—	18
Net interest income	7,770	—	—	7,770
Non-interest income	4,613	850	1,175	6,638
Total income	12,383	850	1,175	14,408
Depreciation and amortization expense	323	130	104	557
All other non-interest expense	9,675	606	1,338	11,619
Income (loss) before income tax	$2,385	$114	$(267)	$2,232

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,022,436	$9,853	$19,238	$1,051,527

Nine Months Ended September 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$33,698	$-		$-	$33,698
Total interest expense	9,827	-		-	9,827
Provision for loan losses	216	-		-	216
Net-interest income	23,655	-		-	23,655
Non-interest income	13,956	2,339		8,053	24,348
Total income	37,611	2,339		8,053	48,003
Depreciation and amortization expense	902	248		197	1,347
All other non-interest expense	30,935	3,709	(1)	4,710	39,354
Income (loss) before income tax	$5,774	$(1,618)		$3,146	$7,302

Goodwill	$15,994	$3,692		$—	$19,686
Assets held for sale	—	3,553		—	3,553
Total assets	$1,195,340	$8,528		$68,057	$1,271,925

_______________________________________________

(1)	Includes goodwill impairment charge of $1.6 million.

Nine Months Ended September 30, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$28,451	$—	$—	$28,451
Total interest expense	5,726	—	—	5,726
Recovery of loan losses	(169)	—	—	(169)
Net-interest income	22,894	—	—	22,894
Non-interest income	14,457	2,556	3,809	20,822
Total income	37,351	2,556	3,809	43,716
Depreciation and amortization expense	963	393	351	1,707
All other non-interest expense	29,839	2,882	4,118	36,839
Income (loss) before income tax	$6,549	$(719)	$(660)	$5,170

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,022,436	$9,853	$19,238	$1,051,527

NOTE 16 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of September 30, 2019, the Bank meets all capital adequacy requirements to which it is subject to.

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

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of September 30, 2019, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, that are fully effective in 2019, and resulted in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and increased each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. At September 30, 2019, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of September 30, 2019 and December 31, 2018, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since September 30, 2019, that the Company believes have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject to as of September 30, 2019 and December 31, 2018.

The following presents the actual and required capital amounts and ratios as of September 30, 2019 and December 31, 2018 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$96,495	10.98%	$39,547	4.5%	$57,123	6.5%
Consolidated	103,458	11.73	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	96,495	10.98	52,729	6.0	70,305	8.0
Consolidated	103,458	11.73	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	104,323	11.87	70,305	8.0	87,882	10.0
Consolidated	117,846	13.36	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	96,495	8.19	47,101	4.0	58,876	5.0
Consolidated	103,458	8.76	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$87,291	10.55%	$37,240	4.5%	$53,791	6.5%
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets
Bank	87,291	10.55	49,653	6.0	66,204	8.0
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	94,906	11.47	66,204	8.0	82,755	10.0
Consolidated	108,510	13.06	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	87,291	8.63	40,459	4.0	50,574	5.0
Consolidated	94,335	9.28	N/A	N/A	N/A	N/A

NOTE 17 - SUBSEQUENT EVENTS

On November 1, 2019, the Company cancelled the agreement to sell the Company’s Los Angeles-based fixed income portfolio management team, a portion of the Capital Management segment, to Lido Advisors, LLC and Oakhurst Advisors, LLC.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three and nine months ended September 30, 2019 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2019. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

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

From 2004, when we opened our first profit center, until September 30, 2019, we have expanded our footprint into nine full service profit centers, three loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the nine months ended September 30, 2019, we had $1.3 billion in total assets, $48.0 million in total income before non-interest expense and provided fiduciary and advisory services on $6.1 billion of assets under management (“AUM”).

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

Non‑Interest Income

Non‑interest income is comprised primarily of the following:

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

•

Net gain on mortgage loans sold—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments that have funded and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans sold are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

•

Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Bank fees are primarily impacted by the level of business activities and cash movement activities of our clients.

•

Net gain on sale of securities—proceeds from the sale of securities that exceed the Companies carrying value. Net gain on sale of securities are primarily impacted by the amount of securities sold and market conditions.

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

•

Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. Federal Deposit Insurance Corporation (“FDIC”) insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.

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

•	Amortization of other intangible assets—represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
•

Goodwill impairment—represents the result of goodwill impairment testing. Testing for impairment occurs annually or following a triggering event. Triggering events can include adverse changes in the general condition of the economy, increased competitive environment, more-likely-than-not expectation of selling or disposing a segment, legal implications, and changes in key personnel.

•

Other—includes costs related to expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned (“OREO”) for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within Wealth Management, Capital Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 15 - Segment Reporting of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. During the first quarter of 2015, the Bank adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, CET 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a capital conservation buffer of 2.5% of risk-weighted assets, which is phased in over a four-year period beginning January 1, 2016. At September 30, 2019, our Bank capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Recent Events

On November 1, 2019, the Company cancelled the agreement to sell the Company’s Los Angeles-based fixed income portfolio management team, a portion of the Capital Management segment, to Lido Advisors, LLC and Oakhurst Advisors, LLC.

Results of Operations

Overview

The three months ended September 30, 2019 compared with the three months ended September 30, 2018. We reported net income available to common shareholders of $2.4 million for the three months ended September 30, 2019, compared to $1.4 million of net income available to common shareholders, after paying dividends to preferred shareholders for the three months ended September 30, 2018, a $1.0 million, or 67.8%, increase.  For the three months ended September 30, 2019, our income before income tax was $3.2 million, a $1.0 million, or 42.7%, increase from the three months ended September 30, 2018. For the three months ended September 30, 2019, income before income tax increased primarily as a result of a $2.1 million, or 184.0%, increase in gains on mortgage loans sold which was partially offset by an increase of $1.3 million, or 17.8%, in salaries and employee benefits expense compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, net income was $2.4 million, a $0.7 million, or 42.5%, increase compared to the three months ended September 30, 2018.

The nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. We reported net income available to common shareholders of $5.4 million for the nine months ended September 30, 2019, compared to $2.5 million of net income available to common shareholders, after paying dividends to preferred shareholders for the nine months ended September 30, 2018, a $2.9 million, or 113.6%, increase. For the nine months ended September 30, 2019, our income before income tax was $7.3 million, a $2.1 million, or 41.2%, increase from the nine months ended September 30, 2018. For the nine months ended September 30, 2019, income before income tax increased primarily as a result of a $4.2 million, or 112.5%, increase in gains on mortgage loans sold partially offset by goodwill impairment of $1.6 million compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net income was $5.4 million, a $1.5 million, or 38.6%, increase compared to the nine months ended September 30, 2018.

Financial results for the nine months ended September 30, 2019 include a $1.6 million goodwill impairment charge related to the announced sale of the Company’s Los Angeles-based fixed income team (a component of the Company’s Capital Management segment), which negatively impacted earnings per diluted share by 15 cents.

Net Interest Income

The three months ended September 30, 2019 compared with the three months ended September 30, 2018. For the three months ended September 30, 2019, net interest income, before the provision for loan losses was $7.9 million, an increase of $0.2 million, or 2.0%, compared to the three months ended September 30, 2018. This increase was partially attributable to a $79.6 million increase in average outstanding loan balances compared to September 30, 2018, along with an increase in our average yield on loans to 4.55% from 4.42% for the three months ended September 30, 2019 and 2018, respectively. The increase in interest income was mostly offset by an increase in interest expense. This was attributable to a $144.1 million increase in average funding balances compared to the three months ended September 30, 2018, along with an increase in our average cost of funds to 1.33% from 0.93% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, our net interest margin was 2.95% and our net interest spread was 2.58%. For the three months ended September 30, 2018, our net interest margin was 3.29% and our net interest spread was 2.96%.

The nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net interest income, before the provision for loan losses was $23.9 million, an increase of $1.1 million, or 5.0%, compared to the nine months ended September 30, 2018. This increase was partially attributable to an $89.6 million increase in average outstanding loan balances compared to September 30, 2018, along with an increase in our average yield on loans to 4.52% from 4.32% for the nine months ended September 30, 2019 and 2018, respectively. The increase in interest income was mostly offset by an increase in interest expense. This was attributable to a $121.5 million increase in average funding balances compared to the nine months ended September 30, 2018, along with an increase in our average cost of funds to 1.28% from 0.85% for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, our net interest margin was 3.03% and our net interest spread was 2.63%. For the nine months ended September 30, 2018, our net interest margin was 3.27% and our net interest spread was 2.98%.

The increase in average loans outstanding for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was primarily due to growth in all of our major loan categories except for Non-Owner Occupied Commercial Real Estate (“CRE”) and Commercial and Industrial. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio increased as a result of higher average yield for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Our average yields on available-for-sale securities during the three and nine months ended September 30, 2019 were 2.43% and 2.47%, a 23 and 27 basis point increase, respectively, compared to the same periods in 2018. Our average available-for-sale securities balance during the three and nine months ended September 30, 2019 were $51.4 million and $51.6 million, an increase of $2.9 million and $1.6 million, respectively, compared to the same periods in 2018.

Interest expense on deposits increased during the three and nine months ended September 30, 2019 compared to the same period in 2018. The increase was driven primarily by a rising rate environment and mix of deposit types, which resulted in increases in rates on depository accounts as cost of funds increased to 1.33% from 0.93% and to  1.28% from 0.85% during the three and nine months ended September 30, 2019 compared to the same period in 2018. In addition, average interest‑bearing deposit accounts increased $186.0 million and $156.5 million, for the three and nine months ended September 30, 2019, compared to the same period in 2018.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$88,782	$489	2.20%	$41,538	$206	1.98%
Available-for-sale securities(2)	51,368	312	2.43	48,438	266	2.20
Loans(3)	937,260	10,672	4.55	857,676	9,468	4.42
Interest-earning assets(4)	1,077,410	11,473	4.26	947,652	9,940	4.20
Mortgage loans held-for-sale(5)	52,546	454	3.46	22,294	243	4.36
Total interest-earning assets, plus loans held-for-sale	1,129,956	11,927	4.22	969,946	10,183	4.20
Allowance for loan losses	(7,584)			(7,141)
Noninterest-earning assets	81,171			72,922
Total assets	$1,203,543			$1,035,727
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$826,490	$3,363	1.63%	$640,507	$1,761	1.10%
Federal Home Loan Bank Topeka borrowings	10,567	51	1.93	44,804	230	2.05
Subordinated notes	6,560	119	7.26	8,489	161	7.59
Total interest-bearing liabilities	843,617	3,533	1.68	693,800	2,152	1.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	215,721			221,411
Other liabilities	19,881			8,132
Total noninterest-bearing liabilities	235,602			229,543
Shareholders’ equity	124,324			112,384
Total liabilities and shareholders’ equity	$1,203,543			$1,035,727
Net interest rate spread(6)			2.58%			2.96%
Net interest income(7)		$7,940			$7,788
Net interest margin(8)			2.95%			3.29%

	As of and For the Nine Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$71,799	$1,254	2.33%	$37,840	$483	1.70%
Available-for-sale securities(2)	51,565	954	2.47	49,997	824	2.20
Loans(3)	928,112	31,490	4.52	838,525	27,144	4.32
Interest-earning assets(4)	1,051,476	33,698	4.27	926,362	28,451	4.10
Mortgage loans held-for-sale(5)	32,569	872	3.57	24,107	745	4.12
Total interest-earning assets, plus loans held-for-sale	1,084,045	34,570	4.25	950,469	29,196	4.10
Allowance for loan losses	(7,599)			(7,137)
Noninterest-earning assets	86,047			71,365
Total assets	$1,162,493			$1,014,697
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$776,575	$9,268	1.59%	$620,037	$4,332	0.93%
Federal Home Loan Bank Topeka borrowings	12,964	202	2.08	51,463	720	1.87
Subordinated notes	6,560	357	7.26	11,768	674	7.64
Total interest-bearing liabilities	796,099	9,827	1.65	683,268	5,726	1.12
Noninterest-bearing liabilities:
Noninterest-bearing deposits	225,512			216,836
Other liabilities	19,376			7,699
Total noninterest-bearing liabilities	244,888			224,535
Shareholders’ equity	121,506			106,894
Total liabilities and shareholders’ equity	$1,162,493			$1,014,697
Net interest rate spread(6)			2.63%			2.98%
Net interest income(7)		$23,871			$22,725
Net interest margin(8)			3.03%			3.27%

________________________________________

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.

(4)	Tax-equivalent yield adjustments are immaterial.
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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Compared to 2018			Compared to 2018
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$260	$23	$283	$593	$178	$771
Available-for-sale securities	18	28	46	29	101	130
Loans	906	298	1,204	3,040	1,306	4,346
Total increase in interest income	$1,184	$349	$1,533	$3,662	$1,585	$5,247
Interest-bearing liabilities:
Interest-bearing deposits	$757	$845	$1,602	$1,868	$3,068	$4,936
Federal Home Loan Bank Topeka borrowings	(165)	(14)	(179)	(598)	80	(518)
Subordinated notes	(35)	(7)	(42)	(283)	(33)	(316)
Total increase in interest expense	$557	$824	$1,381	$987	$3,115	$4,102
Increase (decrease) in net interest income	$627	$(475)	$152	$2,675	$(1,530)	$1,145

Non‑Interest Income

The three months ended September 30, 2019 compared with the three months ended September 30, 2018. For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, non-interest income increased  $2.2 million, or 32.4%, to $8.8 million. The increase in non-interest income during the three months ended September 30, 2019 was primarily a result of a $2.1 million increase in net gain on mortgage loans sold.

The nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, non-interest income increased $3.5 million, or 16.9%, to $24.3 million. The increase in non-interest income during the nine months ended September 30, 2019 was primarily a result of an increase in net gain on mortgage loans sold of $4.2 million, partially offset by a decrease in bank fees of $0.5 million and a $0.2 million decrease in trust and investment management fees, compared to the same period in 2018.

The table below presents the significant categories of our non-interest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$4,824	$4,770	$54	1.1%
Net gain on mortgage loans sold	3,291	1,159	2,132	184.0
Banking fees	283	361	(78)	(21.6)
Risk management and insurance fees	176	249	(73)	(29.3)
Net gain on sale of securities	119	—	119	*
Income on company-owned life insurance	95	99	(4)	(4.0)
Total non-interest income	$8,788	$6,638	$2,150	32.4%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$14,186	$14,413	$(227)	(1.6)%
Net gain on mortgage loans sold	8,009	3,769	4,240	112.5
Bank fees	912	1,426	(514)	(36.0)
Risk management and insurance fees	838	916	(78)	(8.5)
Net gain on sale of securities	119	—	119	*
Income on company-owned life insurance	284	298	(14)	(4.7)
Total non-interest income	$24,348	$20,822	$3,526	16.9%

________________________________________

* Not meaningful

Trust and investment management fees—For the three months ended September 30, 2019 compared to the same period in 2018, our trust and investment management fees in the Wealth Management and Capital Management segments remained consistent. For the nine months ended September 30, 2019 compared to the same period in 2018, our trust and investment management fees decreased within our Capital Management segment by $0.2 million, or 8.5%. The decrease for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to closed accounts within one profit center due to attrition with the relationship of a prior president.

Net gain on mortgage loans sold—For the three months ended September 30, 2019 compared to the same period in 2018, our net gain on mortgage loans sold increased by $2.1 million, or 184.0%, to $3.3 million. For the three months ended September 30, 2019 and 2018, our origination volume was $214.5 million and $101.0 million, respectively. For the nine months ended September 30, 2019 compared to the same period in 2018, our net gain on mortgage loans sold increased by $4.2 million, or 112.5%, to $8.0 million. For the nine months ended September 30, 2019 and 2018, our origination volume was $422.8 million and $310.6 million, respectively. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three and nine month period was primarily related to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage environment.

Net gain on sale of securities—For the three and nine months ended September 30, 2019 our net gain on sale of securities was $0.1 million. The Company did not sell securities during the three and nine months ended September 30, 2018.

Risk management and insurance fees—Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During three and nine months ended September 30, 2019, we recognized $0.2 million and $0.8 million of risk management fees as compared to $0.2 million and $0.9 million for the same period in 2018, respectively. The slight year to date decrease was attributed primarily to a decrease in the average size of client policies placed.

Provision for Credit Losses

For the nine months ended September 30, 2019, we recorded  $0.2 million of provision for credit losses, primarily due to an increase in substandard loans. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts. For the three months ended September 30, 2019, we recorded $0.1 million of provision for credit losses primarily driven by an increase in substandard loans.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$8,504	$7,221	$1,283	17.8%
Occupancy and equipment	1,388	1,427	(39)	(2.7)
Professional services	745	805	(60)	(7.5)
Technology and information systems	961	965	(4)	(0.4)
Data processing	854	697	157	22.5
Marketing	272	274	(2)	(0.7)
Amortization of other intangible assets	52	208	(156)	(75.0)
Goodwill impairment	—	—	—	*
Other	666	579	87	15.0
Total non-interest expense	$13,442	$12,176	$1,266	10.4%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$23,821	$23,061	$760	3.3%
Occupancy and equipment	4,193	4,439	(246)	(5.5)
Professional services	2,557	2,637	(80)	(3.0)
Technology and information systems	3,046	3,028	18	0.6
Data processing	2,282	2,024	258	12.7
Marketing	991	875	116	13.3
Amortization of other intangible assets	366	668	(302)	(45.2)
Goodwill impairment	1,572	—	1,572	*
Other	1,873	1,814	59	3.3
Total non-interest expense	$40,701	$38,546	$2,155	5.6%

________________________________________

* Not meaningful

The increase in non-interest expense of 10.4% to $13.4 million for the three months ended September 30, 2019 was primarily due to an increase in salaries and employee benefits. The increase in non-interest expense of 5.6% to $40.7 million for the nine months ended September 30, 2019 was primarily attributable to an increase in salaries and employee benefits along with a goodwill impairment charge recorded in the amount of $1.6 million during the second quarter of 2019. The increase in salary and employee benefits was primarily driven by $0.5 million increase in non-operating equity compensation expenses for performance related earnout payouts as a result of the September 2017 acquisition of EMC Holdings, LLC (“EMC”) along with $0.4 million of higher incentive compensation accruals.

Income Tax

During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $0.8 million and $1.9 million, respectively, reflecting an effective tax rate of 24.5% and 25.5%, respectively.

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

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,554	$776	$3,298	$16,628	$37,611	$2,339	$8,053	$48,003
Income (loss) before taxes	$1,846	$53	$1,287	$3,186	$5,774	$(1,618)	$3,146	$7,302
Profit margin	14.7%	6.8%	39.0%	19.2%	15.4%	(69.2)%	39.1%	15.2%

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,383	$850	$1,175	$14,408	$37,351	$2,556	$3,809	$43,716
Income (loss) before taxes	$2,385	$114	$(267)	$2,232	$6,549	$(719)	$(660)	$5,170
Profit margin	19.3%	13.4%	(22.7)%	15.5%	17.5%	(28.1)%	(17.3)%	11.8%

________________________________________

(1)	Net interest income plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$11,473	$9,940	$1,533	15.4%
Total interest expense	3,533	2,152	1,381	64.2
Provision for loan losses	100	18	82	455.6
Net interest income	7,840	7,770	70	0.9
Non-interest income	4,714	4,613	101	2.2
Total income	12,554	12,383	171	1.4
Depreciation and amortization expense	274	323	(49)	(15.2)
All other non-interest expense	10,434	9,675	759	7.8
Income before income tax	$1,846	$2,385	$(539)	(22.6)%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,195,340	$1,022,436	$172,904	16.9%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$33,698	$28,451	$5,247	18.4%
Total interest expense	9,827	5,726	4,101	71.6
Provision for (recovery of) loan losses	216	(169)	385	(227.8)
Net interest income	23,655	22,894	761	3.3
Non-interest income	13,956	14,457	(501)	(3.5)
Total income	37,611	37,351	260	0.7
Depreciation and amortization expense	902	963	(61)	(6.3)
All other non-interest expense	30,935	29,839	1,096	3.7
Income before income tax	$5,774	$6,549	$(775)	(11.8)%
Goodwill	$15,994	$15,994	$—	—%
Identifiable assets	$1,195,340	$1,022,436	$172,904	16.9%

The Wealth Management segment reported income before income tax of $1.8 million and $5.8 million for the three and nine months ended September 30, 2019, respectively, compared to $2.4 million and $6.5 million, respectively, for the same periods in 2018. The decrease for the three month period is primarily related to an increase in operating expenses, partially offset by an increase in net interest income driven by an increase in the average balance and yield on interest-earning assets which was then offset partially by an increase in average funding balances and cost of funds. The decrease for the nine month period is primarily related to a decrease in bank fees and trust and investment management fees and an increase in operating expenses, partially offset by an increase in net interest income driven by an increase in the average balance and yield on interest-earning assets which was offset partially by an increase in average funding balances and cost of funds. During the three and nine months ended September 30, 2019 average loans increased $79.6 million and $89.6 million and the yield on total interest-earning assets increased to 4.26% from 4.20% and to 4.27% from 4.10%, compared to the same periods in 2018.

Capital Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2019		2018	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	776		850	(74)	(8.7)
Total income	776		850	(74)	(8.7)
Depreciation and amortization expense	22		130	(108)	(83.0)
All other non-interest expense	701		606	95	15.7
Income before income tax	$53		$114	$(61)	(53.5)%
Goodwill	$3,692		$8,817	$(5,125)	(58.1)%
Assets held for sale	3,553		—	3,553	*
Identifiable assets	$8,528		$9,853	$(1,325)	(13.4)%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2019		2018	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	2,339		2,556	(217)	(8.5)
Total income	2,339		2,556	(217)	(8.5)
Depreciation and amortization expense	248		393	(145)	(37.0)
All other non-interest expense	3,709	(1)	2,882	827	28.7
Income (loss) before income tax	$(1,618)		$(719)	$(899)	125.0%
Goodwill	$3,692		$8,817	$(5,125)	(58.1)%
Assets held for sale	3,553		—	3,553	*
Identifiable assets	$8,528		$9,853	$(1,325)	(13.4)%

________________________________________

* Not meaningful

(1)	Includes goodwill impairment charge of $1.6 million.

The Capital Management segment reported income before income tax of $0.1 million for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018 the Capital Management segment reported a loss before income tax of $1.6 million and $0.7 million. This was primarily driven by a goodwill impairment charge of $1.6 million and a decrease in trust and investment management fees, offset partially by a decrease in operating expenses related to an effort to align the cost structure of the segment with its revenues.

Mortgage

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	3,298	1,175	2,123	180.7
Total income	3,298	1,175	2,123	180.7
Depreciation and amortization expense	55	104	(49)	(47.1)
All other non-interest expense	1,956	1,338	618	46.2
Income (loss) before income tax	$1,287	$(267)	$1,554	(582.0)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$68,057	$19,238	$48,819	253.8%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	8,053	3,809	4,244	111.4
Total income	8,053	3,809	4,244	111.4
Depreciation and amortization expense	197	351	(154)	(43.9)
All other non-interest expense	4,710	4,118	592	14.4
Loss before income tax	$3,146	$(660)	$3,806	(576.7)%
Goodwill	$—	$—	$—	—%
Identifiable assets	$68,057	$19,238	$48,819	253.8%

The Mortgage segment reported income before income tax of $1.3 million and $3.1 million for the three and nine months ended September 30, 2019, compared to a loss of $0.3 million and $0.7 million, for the same periods in 2018. The overall increase in non-interest income was primarily related to an increase in origination volume due to a strong residential real estate market in our footprint, lower market rates and management’s commitment and the abilty to capitalize on the mortgage segment as evidenced in the addition of mortgage loan originators.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	September 30,	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$146,176	$73,357	$72,819	99.3%
Investments	61,491	43,695	17,796	40.7
Loans	926,586	893,966	32,620	3.6
Allowance for loan losses	(7,675)	(7,451)	(224)	3.0
Loans, net of allowance	918,911	886,515	32,396	3.7
Mortgage loans held for sale	69,231	14,832	54,399	366.8
Goodwill & other intangible assets, net	19,722	25,213	(5,491)	(21.8)
Company-owned life insurance	14,993	14,709	284	1.9
Other assets	37,848	26,003	11,845	45.6
Assets held for sale	3,553	—	3,553	*
Total assets	$1,271,925	$1,084,324	$187,601	17.3%
Deposits	$1,108,904	$937,758	$171,146	18.3%
Borrowings	16,560	21,560	(5,000)	(23.2)
Other liabilities	20,618	8,131	12,487	153.6
Liabilities held for sale	111	—	111	*
Total liabilities	1,146,193	967,449	178,744	18.5
Total shareholders’ equity	125,732	116,875	8,857	7.6
Total liabilities and shareholders’ equity	$1,271,925	$1,084,324	$187,601	17.3%

________________________________________

* Not meaningful

Cash and cash equivalents increased by $72.8 million, or  99.3%, to $146.2 million at September 30, 2019 compared to December 31, 2018. During the same period, investments increased by $17.8 million, or 40.7%, to $61.5 million at September 30, 2019. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $32.6 million, or 3.6%, to $926.6 million at September 30, 2019 compared to December 31, 2018. The increase was primarily due to growth in our all major loan categories with the exception of Non-Owner Occupied CRE and Commercial and Industrial.

Mortgage loans held for sale increased  $54.4 million, or 366.8%, to $69.2 million at September 30, 2019 compared to December 31, 2018.  This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net decreased by $5.5 million from December 31, 2018 due to a goodwill impairment charge in the amount of $1.6 million in the Capital Management segment, $3.6 million moved to assets held for sale also in the Capital Management segment and $0.4 million of intangible amortization.

Our annual goodwill impairment assessment date for the Company’s segments is October 31. Goodwill impairment testing may begin with an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the segment’s fair value as well as mitigating events or conditions. The assessment of each segment will compare the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date.

During the second quarter 2019, we received an offer to sell a portion of our Capital Management segment. We determined it was more likely than not that we would analyze and dispose of a portion of the segment. Based on this analysis, the Company proceeded to perform an interim impairment test for Capital Management segment. As part of the qualitative assessment, it did indicate that it was more likely than not that the carrying value of the Capital Management segment exceeded its fair value. Therefore, the Company proceeded to Step 1 of the interim goodwill impairment test.

To estimate the fair value of our segments, an independent valuation specialist assisted us and we used an income approach, specifically a discounted cash flow methodology, and a market approach. The discounted cash flow methodology includes assumptions for forecasted revenues, growth rates, discount rates, and market multiples, which all require significant judgment and estimates by management and are inherently uncertain. The fair value did not exceed the carrying value of the Capital Management segment at the time of testing. During the first half of 2019, the growth in revenue had not been realized at previously forecasted levels for the Capital Management segment. The Company had focused on revenue growth in the more core areas in Wealth Management and Mortgage. Our outlook for the Capital Management segment had declined driven by the lower market penetration and slower growth in assets under management which has negatively impacted our near-term earnings outlook for this segment. As such, this had caused a downward revision for our forecast on current and projected cash flows for the Capital Management segment which resulted in a lower fair value.

Therefore, we conducted Step 2 of the goodwill impairment test for the Capital Management segment. As a result of our two step evaluation, we recorded a non-cash goodwill impairment loss of $1.6 million for the second quarter 2019 in the Capital Management segment.  As of September 30, 2019, there was $3.7 million of goodwill remaining in the Capital Management segment.

As of September 30, 2019, there was an outstanding agreement with Lido Advisors, LCC for a portion of the Capital Management segment. As such, goodwill was allocated based on the relative fair value for the portion of the segment held for sale, in the amount of $3.6 million, and was reclassified to assets held for sale at the end of the third quarter 2019. As of September 30, 2019, the remaining value of goodwill in the Capital Management segment was $3.7 million. For events occurring after the period which pertain to this transaction see Note 17 – Subsequent Events.

See Note 4 - Goodwill of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Other assets increased by $11.8 million, or 45.6%, to $37.8 million at September 30, 2019 compared to December 31, 2018. This was primarily related to the addition of a right of use asset upon the adoption of ASU 2016-02 on January 1, 2019 that is classified in other assets on the condensed consolidated balance sheet.

Total deposits increased  $171.1 million, or  18.3%, to $1.11 billion at September 30, 2019 compared to December 31, 2018. Total interest-bearing deposits increased  $142.5 million, or 19.4%, to $877.4 million and noninterest-bearing deposits increased  $28.7 million, or 14.1%, to $231.5 million, during this period.

Money market deposit accounts increased  $130.9 million, or 26.7%, to $620.4 million at September 30, 2019 compared to December 31, 2018. Time deposit accounts decreased  $8.3 million, or 4.6%, from December 31, 2018 to $170.5 million at September 30, 2019.  Negotiable order of withdrawal, or NOW accounts, increased  $18.2 million, or 28.0%, to $83.0 million from December 31, 2018 to September 30, 2019.  The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in time deposit accounts was primarily due to maturities and the increase in NOW accounts was attributed to an increase in organic growth related to our deposit initiatives.

Total borrowings decreased  $5.0 million, or  23.2%, to $16.6 million at September 30, 2019 compared to December 31, 2018. The decrease was attributable to a  decrease in our Federal Home Loan Bank (“FHLB”) line of credit at September 30, 2019 compared to December 31, 2018. Total shareholders’ equity increased $8.9 million, or 7.6%, from December 31, 2018 to $125.7 million at September 30, 2019. The increase is primarily due to net income of $5.4 million and a $1.8 million increase in the unrealized gain on our available-for-sale investments primarily due to changes in market rates.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2019	2018	2019	2018
Managed Trust Balance at Beginning of Period	$1,670	$1,442	$1,380	$1,438
New relationships	2	2	43	5
Closed relationships	(1)	(5)	(2)	(9)
Contributions	4	12	14	43
Withdrawals	(12)	(17)	(100)	(131)
Market change, net	119	84	447	172
Ending Balance	$1,782	$1,518	$1,782	$1,518
Yield*	0.17%	0.17%	0.16%	0.18%

Directed Trust Balance at Beginning of Period	$931	$809	$789	$714
New relationships	4	—	132	37
Closed relationships	—	—	—	—
Contributions	2	27	31	46
Withdrawals	(4)	(8)	(45)	(27)
Market change, net	13	(13)	39	45
Ending Balance	$946	$815	$946	$815
Yield*	0.07%	0.07%	0.07%	0.07%

Investment Agency Balance at Beginning of Period	$1,911	$1,923	$1,846	$2,100
New relationships	13	67	44	115
Closed relationships	—	(26)	(56)	(206)
Contributions	37	70	110	167
Withdrawals	(64)	(75)	(210)	(222)
Market change, net	23	41	186	46
Ending Balance	$1,920	$2,000	$1,920	$2,000
Yield*	0.69%	0.70%	0.68%	0.75%

Custody Balance at Beginning of Period	$460	$417	$356	$374
New relationships	1	1	11	2
Closed relationships	—	—	(2)	(7)
Contributions	3	18	80	116
Withdrawals	(5)	(35)	(51)	(101)
Market change, net	12	14	77	31
Ending Balance	$471	$415	$471	$415
Yield*	0.03%	0.04%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$997	$825	$864	$748
New relationships	—	26	6	78
Closed relationships	(6)	—	(26)	(30)
Contributions	—	22	60	73
Withdrawals	2	(16)	(44)	(48)
Market change, net	3	21	136	57
Ending Balance(1)	$996	$878	$996	$878
Yield*	0.21%	0.19%	0.22%	0.19%

Total Assets Under Management at Beginning of Period	5,969	5,416	5,235	5,374
New relationships	20	96	236	237
Closed relationships	(7)	(31)	(86)	(252)
Contributions	46	149	295	445
Withdrawals	(83)	(151)	(450)	(529)
Market change, net	170	147	885	351
Total Assets Under Management	$6,115	$5,626	$6,115	$5,626
Yield*	0.32%	0.34%	0.31%	0.36%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM shown is one period in arrears

Three months ended September 30, 2019 compared with the three months ended September 30, 2018. Assets under management increased  $146.0 million and $210.0 million, or 2.4% and 3.9% for the three months ended September 30, 2019 and 2018, respectively. The increase during the three months ended September 30, 2019 was primarily related to market gains. The increase during the three months ended September 30, 2018 was primarily related to market gains and contributions. The decrease in yield for the three months ended September 30, 2019 compared to September 30, 2018 is primarily related to a decline in yield on investment agency balances and a mix shift in overall asset balances.

The nine months ended September 30, 2019 compared with the nine months ended September 30, 2018. Assets under management increased $880.0 million and $252.0 million, or 16.8% and 4.7% for the nine months ended September 30, 2019 and 2018, respectively. The increase during the nine months ended September 30, 2019 was primarily related to market gains. The increase during the nine months ended September 30, 2018 was primarily related to large contributions and market gains offset by closed accounts and withdrawals. The decrease in yield for the nine months ended September 30, 2019 compared to September 30, 2018 is primarily related to a decline in yield on investment agency balances and a mix shift in overall asset balances.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of September 30, 2019:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$5	$—	$255
Government National Mortgage Association mortgage-backed securities—residential (“GNMA”)	45,439	389	(93)	45,735
Federal National Mortgage Association mortgage-backed securities—residential (“FNMA”)	3,326	10	(27)	3,309
Securities issued by U.S. government sponsored entities and agencies	—	—	—	—
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	12,140	77	(25)	12,192
Total securities available-for-sale	$61,155	$481	$(145)	$61,491

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

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

	Maturity as of September 30, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	45,439	1.84
FNMA	—	—	—	—	—	—	3,326	0.14
Securities issued by U.S. government sponsored entities and agencies	—	—	—	—	—	—	—	—
Corporate CMO and MBS	—	—	—	—	—	—	12,140	0.65
Total available-for-sale	$—	—%	$250	0.01%	$—	—%	$60,905	2.63%

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	35,591	1.90
FNMA	—	—	—	—	—	—	4,076	0.25
Securities issued by U.S. government sponsored entities and agencies	—	—	306	0.02	—	—	4,219	0.21
Corporate CMO and MBS	—	—	—	—	—	—	1,281	0.08
Total available-for-sale	$—	—%	$556	0.03%	$—	—%	$45,167	2.44%

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2019 and December 31, 2018, we had mortgage loans held for sale of $69.2 million and $14.8 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$146,622	15.9%	$114,165	12.8%
Construction and Development	42,059	4.6	31,897	3.5
1 - 4 Family Residential	366,238	39.6	350,852	39.3
Non-Owner Occupied CRE	138,753	15.0	173,741	19.5
Owner Occupied CRE	119,497	12.9	108,480	12.2
Commercial and Industrial	111,187	12.0	113,660	12.7
Total loans held for investment(1)	$924,356	100.0%	$892,795	100.0%
Mortgage loans held for sale	$69,231		$14,832

________________________________________

(1)	Loans held for investment exclude deferred costs, net of $2.2 million and $1.2 million as of September 30, 2019 and December 31, 2018, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of September 30, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$3,089	$130,346	$13,187	$146,622
Construction and Development	—	40,508	1,551	42,059
1 - 4 Family Residential	6,013	126,393	233,832	366,238
Non-Owner Occupied CRE	902	92,512	45,339	138,753
Owner Occupied CRE	—	38,262	81,235	119,497
Commercial and Industrial	4,379	85,152	21,656	111,187
Total loans	$14,383	$513,173	$396,800	$924,356
Amounts with fixed rates	$4,807	$268,540	$138,432	$411,779
Amounts with floating rates	9,576	244,633	258,368	512,577
Total loans	$14,383	$513,173	$396,800	$924,356

	As of December 31, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,349	$88,544	$12,272	$114,165
Construction and Development	—	31,162	735	31,897
1 - 4 Family Residential	1,217	142,853	206,782	350,852
Non-Owner Occupied CRE	1,398	100,486	71,857	173,741
Owner Occupied CRE	276	40,584	67,620	108,480
Commercial and Industrial	6,583	83,570	23,507	113,660
Total loans	$22,823	$487,199	$382,773	$892,795
Amounts with fixed rates	$1,493	$277,418	$162,574	$441,485
Amounts with floating rates	21,330	209,781	220,199	451,310
Total loans	$22,823	$487,199	$382,773	$892,795

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

For the three months ended September 30, 2019 and 2018,  the amount of lost interest for non-accrual loans was $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018,  the amount of lost interest for non-accrual loans was $0.3 million and $0.2 million, respectively.

We had $14.6 million in non-performing assets as of September 30, 2019 compared to $19.7 million as of December 31, 2018. The $5.1 million decrease in our non-performing assets was primarily related to a principal curtailment on a Commercial and Industrial loan for $0.7 million and principal paydowns received on a Cash, Securities, and Other loan for $6.2 million, partially offset by an increase in another Commercial and Industrial loan due to an extension of credit for $1.6 million to a borrower for operational needs. As of September 30, 2019, these loans were classified as TDRs.

The following table presents information regarding non-performing loans as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans by category
Cash, Securities and Other	$5,264	$11,252
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1,035	1,735
Total non-accrual loans	6,299	12,987
TDRs still accruing	6,468	4,848
Accruing loans 90 or more days past due	1,213	1,217
Total non-performing loans	13,980	19,052
OREO	658	658
Total non-performing assets	$14,638	$19,710
Ratio of non-performing loans to total loans(1)	1.51%	2.13%
Ratio of non-performing assets to total assets	1.15%	1.82%
Allowance as a percentage of non-performing loans	54.90%	39.11%

________________________________________

(1)	Excludes mortgage loans held for sale of $69.2 million and $14.8 million as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018 non-performing loans of $14.0 million and $19.1 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of September 30, 2019				As of December 31, 2018
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$141,358	$—	$5,264	$146,622	$102,913	$—	$11,252	$114,165
Construction and Development	42,059	—	—	42,059	31,897	—	—	31,897
1 - 4 Family Residential	359,030	—	7,208	366,238	349,635	—	1,217	350,852
Non-Owner Occupied CRE	137,582	1,171	—	138,753	165,164	8,117	460	173,741
Owner Occupied CRE	119,497	—	—	119,497	108,480	—	—	108,480
Commercial and Industrial	95,371	—	15,816	111,187	100,929	—	12,731	113,660
Total	$894,897	$1,171	$28,288	$924,356	$859,018	$8,117	$25,660	$892,795

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

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Average loans outstanding(1)(2)	$937,260	$857,676	$928,112	$838,525
Gross loans outstanding at end of period(3)	$926,586	$857,317	$926,586	$857,317
Allowance for loan losses at beginning of period	$7,575	$7,100	$7,451	$7,287
Provision for (recovery of) loan losses	100	18	216	(169)
Charge-offs:
Cash, Securities and Other	—	—	—	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Cash, Securities and Other	—	—	8	—
Construction and Development	—	—	—	—
1 - 4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	—	—	8	—
Net charge-offs (recoveries)	—	—	(8)	—
Allowance for loan losses at end of period	$7,675	$7,118	$7,675	$7,118
Ratio of allowance to end of period loan	0.83%	0.83%	0.83%	0.83%
Ratio of net charge-offs (recovery) to average loans(1)(4)	—%	—%	(—)%	—%

________________________________________

(1)	Average balances are average daily balances.
(2)

Excludes average outstanding balances of mortgage loans held for sale of $52.5 million and $22.3 million for the three months ended September 30, 2019 and 2018 and $32.6 million and $24.1 million for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Excludes mortgage loans held for sale of $69.2 million and $19.2 million as of September 30, 2019 and September 30, 2018, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total(1)	Amount	% of Total(1)
Cash, Securities and Other	$1,307	15.9%	$764	12.8%
Construction and development	308	4.6	232	3.5
1 - 4 Family Residential	2,677	39.6	2,552	39.3
Non-Owner Occupied CRE	1,018	15.0	1,264	19.5
Owner Occupied CRE	876	12.9	789	12.2
Commercial and Industrial	1,489	12.0	1,850	12.7
Total allowance for loan losses	$7,675	100.0%	$7,451	100.0%

________________________________________

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets

Deferred tax assets represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets September 30, 2019 increased $0.5 million from December 31, 2018.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $171.1 million, or  18.3%, to $1.11 billion at September 30, 2019 from December 31, 2018. Total average deposits for the three months ended September 30, 2019 were $1.0 billion, an increase of $180.3 million, or 20.9%, compared to $861.9 million as of September 30, 2018.  The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also rovide deposit products. The increase in average rates in 2019 was driven primarily by an increase in market rates and competition.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$562,155	1.67%	$416,581	1.18%
Demand deposit accounts	87,434	0.43	64,753	0.21
Certificates and other time deposits > $250k	70,797	2.12	86,116	1.50
Certificates and other time deposits < $250k	103,255	2.13	71,548	1.08
Total time deposits	174,052	2.13	157,664	1.26
Savings accounts	2,849	0.28	1,509	—
Total interest-bearing deposits	826,490	1.63	640,507	1.10
Noninterest-bearing accounts	215,721		221,411
Total deposits	$1,042,211	1.29%	$861,918	0.82%

	As of and For the Nine Months Ended September 30,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$526,103	1.66%	$370,814	0.99%
Demand deposit accounts	72,734	0.33	72,121	0.19
Certificates and other time deposits > $250k	72,632	1.98	82,666	1.50
Certificates and other time deposits < $250k	102,439	1.89	92,809	1.08
Total time deposits	175,071	1.93	175,475	1.12
Savings accounts	2,667	0.15	1,627	—
Total interest-bearing deposits	776,575	1.59	620,037	0.93
Noninterest-bearing accounts	225,512		216,836
Total deposits	$1,002,087	1.23%	$836,873	0.69%

Average noninterest-bearing deposits to average total deposits was 20.7% and 25.7% for the three months ended September 30, 2019 and 2018, respectively, and 22.5% and 25.9% for the nine months ended September 30, 2019 and 2018, respectively.

Our average cost of funds was 1.33% and 0.93% during the three months ended September 30, 2019 and 2018, respectively, and 1.28% and 0.85% during the nine months ended September 30, 2019 and 2018, respectively. The increase in our cost of funds for 2019 from 2018 was primarily due to an increase in our average rates on interest-bearing deposits to 1.63% during the three months ended September 30, 2019 compared to 1.10% for the three months ended September 30, 2018  and to 1.59% during the nine months ended September 30, 2019 compared to 0.93% for the nine months ended September 30, 2018.  This increase is primarily due to an increase in market rates, deposit competition and a shift in deposit mix.

Money market deposit accounts as of September 30, 2019 were $620.4 million, an increase of $130.9 million, or 26.7%, compared to $489.5 million as of December 31, 2018. Total time deposits as of September 30, 2019 were $170.5 million, a decrease of $8.3 million, or 4.6%, from December 31, 2018. The increase in money market deposits was primarily attributed to an increase in organic growth related to our deposit initiatives as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in time deposit accounts was primarily due to maturities and the increase in NOW accounts was attributed to an increase in organic growth related to our deposit initiatives.

The following table represents the amount of certificates of deposit by time remaining until maturity as of September 30, 2019:

	As of September 30, 2019
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$14,064	$7,500	$18,593	$28,171	$68,328
Other	29,943	9,028	53,680	9,478	102,129
Total	$44,007	$16,528	$72,273	$37,649	$170,457

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2019 and December 31, 2018,  borrowings totaled $16.6 million and $21.6 million, respectively. The table below presents balances of each of the borrowing facilities as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Borrowings
FHLB Topeka borrowings	$10,000	$15,000
Subordinated notes	6,560	6,560
	$16,560	$21,560

FHLB Topeka

We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2019 and December 31, 2018 amounted to $536.9 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $366.2 million at September 30, 2019. As of September 30, 2019, the Company also had a note with FHLB Topeka of $10.0 million, which is not included in the table below.

As of and for the
Nine Months Ended
(Dollars in thousands)	September 30, 2019
Short-term borrowings:
Maximum outstanding at any month-end during the period	$30,925
Balance outstanding at end of period	—
Average outstanding during the period	$2,964
Average interest rate during the period	2.63%
Average interest rate at the end of the period	2.43%

As of September 30, 2019 and December 31, 2018, we had three unsecured federal funds lines of credit with up to $10.0 million, $19.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies. As of September 30, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

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

	Average	Average
	Percentage for the	Percentage for the
	Three Month	Nine Month
	Period Ended	Period Ended
	September 30, 2019	September 30, 2019
Sources of Funds:
Deposits:
Noninterest-bearing	17.92%	19.40%
Interest-bearing	68.67	66.80
FHLB	0.88	1.12
Convertible subordinated debentures	—	—
Subordinated notes	0.55	0.56
Credit note	—	—
Other liabilities	1.65	1.67
Shareholders’ equity	10.33	10.45
Total	100.00%	100.00%
Uses of Funds:
Total loans	77.24%	79.18%
Available-for-sale securities	4.27	4.44
Mortgage loans held for sale	4.37	2.80
Promissory notes from related parties	—	—
Interest-bearing deposits in other financial institutions	7.38	6.18
Noninterest-earning assets	6.74	7.40
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	20.70%	22.50%
Average loans to average deposits	89.93	92.62
Total interest-bearing deposits to total deposits	79.30%	77.50%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans and available‑for‑sale securities. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased  $8.9 million, or 7.6%, from December 31, 2018 to $125.7 million at September 30, 2019. The increase is primarily due to net income of $5.4 million and a $1.8 million increase in the unrealized gain on our available-for-sale investments primarily due to changes in market rates.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock. The Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice.  During the three months ended September 30, 2019, the Company repurchased 582 shares at an average price of $14.00 and as of September 30, 2019, 299,418 shares may yet be purchased under the program.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2019 and December 31, 2018, our holding company and Bank exceeded the minimum capital levels required by their respective regulators. At September 30, 2019 and December 31, 2018, the Bank was classified as “well capitalized”. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	$96,495	10.98%	$87,291	10.55%
Consolidated Company	103,458	11.73	94,335	11.35
Tier 1 capital to risk-weighted assets
Bank	96,495	10.98	87,291	10.55
Consolidated Company	103,458	11.73	94,335	11.35
Total capital to risk-weighted assets
Bank	104,323	11.87	94,906	11.47
Consolidated Company	117,846	13.36	108,510	13.06
Tier 1 capital to average assets
Bank	96,495	8.19	87,291	8.63
Consolidated Company	$103,458	8.76%	$94,335	9.28%

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of September 30, 2019
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$10,000	$—	$—	$—		$10,000
Subordinated notes	—	—	—	6,560	(1)	6,560
Total	$10,000	$—	$—	$6,560		$16,560

________________________________________

(1)Reflects a contractual maturity date of December 31, 2026.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$35,724	$245,642	$33,571	$271,580
Standby letters of credit	65	23,499	40	23,508
Commitments to make loans to sell	81,158	—	17,207	—
Commitments to make loans	—	10,000	—	—

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

	As of September 30, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
200	(0.02)%	(0.02)%	(3.48)%	(8.18)%
100	0.45	2.00	(1.12)	(2.69)
Base	—	—	—	—
−100	(0.87)	(12.57)	2.74	(0.02)
−200	3.88	(9.59)	0.76	(10.68)

The model simulations as of September 30, 2019 imply that our balance sheet is more neutral compared to our balance sheet as of December 31, 2018.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
July 1, 2019 through July 31, 2019	—	$—	—	300,000
August 1, 2019 through August 31, 2019	—	—	—	300,000
September 1, 2019 through September 30, 2019	582	14.00	—	299,418

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. For the three months ended September 30, 2019, the Company repurchased 582 shares at an average price of $14.00 and as of September 30, 2019, 299,418 shares may yet be purchased under the program.

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

First Western Financial, Inc.

November 7, 2019	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

November 7, 2019	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer