Form 10-K
period 2019-12-31
First Western Financial Inc
filed 2020-03-12
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO _____

Commission File Number 001-38595

First Western Financial, Inc.

(Exact name of Registrant as specified in its Charter)

Colorado	37-1442266
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 16th Street, Suite 1200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303.531.8100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, no par value	MYFW	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2019, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $87.1 million.

The number of shares of the registrant’s common stock outstanding as of March 9, 2020 was 7,917,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

FIRST WESTERN FINANCIAL, INC.

Important Notice about Information in this Annual Report

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to "we," "our," "us," "the Company" and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The information contained in this Annual Report on Form 10-K is accurate only as of the date of this Annual Report on Form 10-K and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in "Item 1A – Risk Factors" of this Annual Report on Form 10-K.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	geographic concentration in Colorado, Arizona, Wyoming and California;
•	changes in the economy affecting real estate values and liquidity;
•	our ability to continue to originate residential real estate loans and sell such loans;
•	risks specific to commercial loans and borrowers;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	competition for investment managers and professionals and our ability to retain our associates;
•	fluctuation in the value of our investment securities;
•	the terminable nature of our investment management contracts;
•	changes to the level or type of investment activity by our clients;
•	investment performance, in either relative or absolute terms;
•	changes in interest rates;
•	the adequacy of our allowance for loan losses;
•	weak economic conditions and global trade;
•	legislative changes or the adoption of tax reform policies;
•	external business disruptors in the financial services industry;
•	liquidity risks;
•	our ability to maintain a strong core deposit base or other low-cost funding sources;
•	continued positive interaction with and financial health of our referral sources;

•	retaining our largest trust clients;
•	our ability to achieve our strategic objectives;
•	competition from other banks, financial institutions and wealth and investment management firms;
•	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
•	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
•	the accuracy of estimates and assumptions;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	technological change;
•	our ability to attract and retain clients;
•	unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters;
•	new lines of business or new products and services;
•	regulation of the financial services industry;
•	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	limited trading volume and liquidity in the market for our common stock;
•	fluctuations in the market price of our common stock;
•	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
•	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
•	the initiation and continuation of securities analysts coverage of the Company;
•	future issuances of debt securities;
•	our ability to manage our existing and future indebtedness;
•	available cash flows from the Bank; and
•	other factors that are discussed in "Part I – Item 1A - Risk Factors."

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

PART I

Item 1: Business

Our Company

First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2019, we provided fiduciary and advisory services on $6.2 billion of trust and investment management assets (referred to as "AUM"), and we had total assets of $1.3 billion, total loans of $998.0 million, total deposits of $1.1 billion and total shareholders’ equity of $127.7 million.

Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in fourteen locations across Colorado, Arizona, Wyoming and California.

We generate a significant portion of our revenues from non-interest income, which we produce primarily from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2019, adjusted non-interest income was $32.3 million, or 50.2% of gross revenue (which is our total income before non-interest expense, less net gains on sale of securities, less net gain on sale of assets, plus provision for loan losses), and net interest income was $32.1 million, or 49.8% of gross revenue.

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

Our Initial Public Offering

We completed an initial public offering of our common stock on July 23, 2018. Our common stock is listed on the NASDAQ Global Market under the symbol "MYFW."

Our History and Growth

We were founded in 2002 by our Chairman, Chief Executive Officer and President, Scott C. Wylie, and a group of local business leaders with the vision of building the best private bank for the Western wealth management client. Since opening our first profit center in Denver, Colorado in 2004, we have grown organically primarily by establishing fourteen offices, attracting new clients and expanding our relationships with existing clients, as well as through a series of ten strategic acquisitions of various trust, registered investment advisory and other financial services firms.

Balance Sheet Growth

Since December 31, 2017, we have increased gross loans from $813.7 million to $998.0 million at December 31, 2019, representing a compound annual growth rate or, CAGR of 10.7% and we have increased total deposits from $816.1 million at December 31, 2017 to $1.1 billion at December 31, 2019, representing a CAGR of 15.4%.

Revenue, Expense & Pre‑Tax, Pre‑Provision Income Growth

Since the year ended December 31, 2017, we have increased gross revenues from $55.2 million to $64.3 million for the year ended December 31, 2019, representing a CAGR of 8.0%, while total non‑interest expense increased from $49.5 million for the year ended December 31, 2017 to $53.8 million for the year ended December 31, 2019, representing a CAGR of 4.2%. This 187.4% operating leverage (which we calculate as the ratio of gross revenue CAGR to total non‑interest expense CAGR) has resulted in improved pre‑tax, pre‑provision income, which increased 0.9 times over the same time period. For 2019, gross revenues grew $6.5 million, or 11.3%, while non-interest expense grew $3.6 million, a 7.2% increase, resulting in a 2019 operating leverage of 158.2%. We have demonstrated significant operating leverage by growing pre‑tax, pre‑provision income at a faster rate than expenses. Pre‑tax, pre‑provision income is a non‑GAAP measure. The nearest GAAP measure is income before income tax, which was $10.2 million for the year ended December 31, 2019. See "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures." Pre‑tax, pre‑provision income increased from $5.8 million for the year ended December 31, 2017 to $10.9 million for the year ended December 31, 2019, as indicated in the following chart.

Our Business Strategy

We believe we have built a premier private trust bank in the Western United States that is focused on providing the best financial solutions to our clients. We are service-driven, solution-oriented and relationship-based. We (intend to) accomplish this by continuing to execute on the following strategies:

•

Building Out Existing Markets.  Once we have established a presence in a particular geographic market that contains attractive high net worth household demographics, we then look to establish additional locations that are closely situated to sub-concentrations of affluent households and/or commercial activity (a "hub and spoke" market build-out, as we have commenced in Denver and Phoenix). We continue to seek out talent to hire as part of our strategy of building out existing markets and were successful in hiring teams in 2019 that help us accomplish this goal. We also seek to employ highly capable associates with local market experience and relationships.

•

Deepening Existing Client Relationships.  We deliver our services though our fourteen local boutique private trust bank offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.

•

Generating Referrals for New Client Relationships.  We believe we have demonstrated a successful sales and marketing capability, built around the personal and professional networks and centers of influence of our local profit center leadership. Our existing client base has historically provided a significant amount of new clients through referrals. In surveys, our clients generally rate us very favorably overall in areas of professionalism, reliability, service-orientation, and trust. We have added wealth advisors in each of our profit centers as commissioned sales associates to enhance our acquisition of new clients.

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

•

Expanding to New Markets.  We believe that our profit centers are profitable and stable businesses when mature. We also believe that our product group and support center teams have a high degree of operating leverage (i.e., we believe that increasing the number of profit centers would not require a proportionate increase in our product group or support center expenses). Therefore, a key strategy of ours is to add incremental profit centers and grow them to maturity. We continue to seek out talent to hire as part of our strategy of building out existing markets and were successful in hiring teams in 2019 that help us accomplish this goal. In 2019, we hired a Market President to focus on building our presence in the Broomfield community, which has similar demographics to a number of our markets and is geographically located halfway between our downtown Denver market and our Boulder market. In addition, to the Broomfield expansion noted above, we opened a new location in the Vail Valley in 2019, built around a team of longtime Vail bankers. The trends in the financial services industry that make our business model successful in our existing geographic markets also exist in other locations in the Western United States. Our analysis indicates that there are hundreds of markets and submarkets in the Western United States that could support our profit centers and fit our target demographics. As such, we intend to continue to explore new Western United States markets with favorable high net worth demographics and competitive marketplaces.

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

•

Attracting Talent.  Our team of seasoned associates has been, and will continue to be, an important driver of our organic growth by further developing relationships with current and potential clients. We have a record of hiring experienced associates to enhance our organic growth, and sourcing and hiring talent will continue to be a core focus for us. We believe that our client service model, financial strength, growth strategy and public company status will further enhance our ability to attract and retain this talent.

•

Developing New Products.  We seek to be the primary source of financial products and services for our clients. By continuing to expand our product offerings—either by internal product development or establishing third-party relationships—we work to meet expanding client needs while further diversifying our revenue streams. This includes our recent efforts to upgrade our commercial banking capabilities, adding market expertise in certain business verticals.

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

Our commercial lending products include commercial loans, business term loans and lines of credit to a diversified mix of small and midsized businesses. We offer both owner occupied and non-owner occupied commercial real estate ("CRE") loans, as well as construction loans.

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

We employ experienced banking and business development teams who provide superior client service, value-add lending solutions and competitive pricing to market our lending products and services. As of December 31, 2019, gross loans were $998.0 million, an increase of $104.0 million, or 11.6%, compared to $894.0 million as of December 31, 2018. These increases were primarily due to our continued organic growth in our market areas and in the commercial and residential mortgage segments of our loan portfolio.

As of December 31, 2019, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

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

1-4 Family Residential.  Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. At December 31, 2019, 1-4 family residential loans were $400.1 million, or 40.2% of our total loan portfolio, consisting of $93.9 million and $306.2 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2019, the average term on our 1-4 family portfolio was 15.5 years with an average remaining term of 18.9 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.

Commercial loans secured by 1-4 family residential real estate are dependent on the strength of the local economy, and local residential and commercial real estate markets. Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loans fees offered for fixed-rate mortgage loans as compared to the interest-rates and loans fees for adjustable rate loans.

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

Cash, Securities and Other.  Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral, which typically leaves an immaterial amount of the loan balance unsecured. At December 31, 2019, loans secured with cash, marketable securities and other were $146.7 million, or 14.7% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment.

Commercial and Industrial (C&I).  We make commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three- to five-year maturities, including periodic interest rate resets. At December 31, 2019, commercial and industrial loans were $128.5 million, or 12.9% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was three years with an average remaining term of one year. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.

Commercial Real Estate, Owner Occupied and Non-Owner Occupied.  We make commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. At December 31, 2019, owner occupied commercial real estate loans were $128.0 million, or 12.8% of our total loan portfolio and non-owner occupied commercial real estate loans were $165.2 million, or 16.6% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.

Construction and Development.  We make loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. At December 31, 2019, construction and development loans were $28.1 million, or 2.8% of our total loan portfolio.

Concentrations.  Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California, as approximately 92.0% of the loans in our loan portfolio as of December 31, 2019 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. As of December 31, 2019, management believes the allowance for loan losses is adequate to absorb probable losses in our loan portfolio.

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

We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, certificates of deposit and CDARS® reciprocal products. Other than client deposits obtained through our locations that choose to use the CDARS program, we do not accept brokered deposits as a source of funding. We also offer a range of treasury management products including cash manager and commercial analysis accounts, electronic receivables management, remote deposit capture, cash vault services, merchant services and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.

For liquidity purposes the Bank occasionally uses brokered deposits. As of December 31, 2019 and 2018 we had brokered deposits of $29.5 million and $104.7 million, respectively.

We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2019, total deposits were $1.1 billion, an increase of $149.0 million, or 15.9%, compared to $937.8 million as of December 31, 2018.

As of December 31, 2019, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

Trust and Investment Management, Advisory

We offer sophisticated wealth advisory and planning services including investment management, trusts and estate services, philanthropic services, insurance planning and retirement consulting. Our client relationships frequently include in-depth financial plans which are based on our proprietary ConnectView® approach, and sophisticated, institutional quality investment management that is driven by comprehensive investment policy statements and access to industry-leading money managers. These customized documents wealth plans and investment policy statements—form the roadmap for how we serve each client and monitor our progress in achieving their goals.

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

We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplify our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2019,  total AUM was $6.2 billion, an increase of $953.0 million, or 18.2%, compared to $5.2 billion as of December 31, 2018.

As of December 31, 2019, we provided fiduciary and advisory services on $6.2 billion of trust and investment management assets, as shown below:

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

We believe acting as an investment manager, and not just a manager of managers, has a number of critical benefits for our clients. These include the ability to have our money managers available to meet with clients and prospects, to tailor products and separately managed accounts for our clients, to better educate and inform our client-facing portfolio managers, and to develop new solutions as market conditions and client needs change. We manage proprietary fixed income and equity strategies, including acting as the advisor on our three highly rated First Western mutual funds. By combining internal research and a dedicated team of accredited specialized advisors like Chartered Financial Analysts and Certified Financial Planners with our pairing of proprietary and third-party investment options, we create unique solutions tailored to the specific needs of each of our clients.

Other Products

In addition to the traditional loan, deposit and trust and investment management products and services, our profit centers are supported by a central team of specialized product experts in our "product groups," which include experienced professionals in commercial banking, investment management, wealth planning, risk management/insurance, personal trust, retirement planning and tax-advantaged products, and mortgage lending. We believe that the sophistication of our product groups rivals the offerings and expertise typically provided by larger financial institutions. Our product groups are led and staffed with highly accredited and well known professionals, each with significant experience in their fields. Beyond traditional banking, trust and wealth management activities, at each profit center we provide other services including:

•

Mortgage Lending.  Although our primary objective is to originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2019, we had mortgage loans held for sale of $48.3 million in residential mortgage loans we originated. For the year ended December 31, 2019, we had net proceeds of $616.2 million on mortgage loans that we originated and sold into the secondary market.

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

•

Retirement Services, including 401(k) Plan Consulting.  We have a team of retirement plan consultants who partner with businesses to sponsor retirement plans. We offer creative corporate retirement plan design and analysis solutions and fiduciary liability management, providing tools such as corporate retirement plans, and ERISA regulation compliance, education and expertise.

Our profit centers and product groups are also supported centrally by teams providing management services such as operations, risk management, credit administration, technology support, marketing, human capital and accounting/finance services, which we refer to as "support centers." Our associates in our support centers have significant experience in wealth management, investment advisory, and commercial banking, including areas such as lending, underwriting, credit administration, risk management, accounting/finance, operations and information technology. We have structured our teams, services and product offerings to use technology to efficiently provide our clients with a high-touch, solution-oriented experience, that we believe is scalable and provides operating leverage for future growth.

To demonstrate how these three groups—profit centers, product groups and support centers—work together to deliver a highly competitive product offering through a team of local professionals, our investment management offering is an example:

•

In each profit center, there are one or more portfolio managers that work as part of that local team’s sales and service delivery. These portfolio managers are typically Certified Financial Planners, and occasionally Chartered Financial Analysts, with experience in wealth planning and portfolio construction. They meet with clients and develop an overall wealth management strategy, specific goals and objectives, an investment policy statement, and an implementation plan. They use our guided architecture, a diverse array of select third-party and proprietary investment products covering a broad range of asset classes as their source for portfolio construction options, asset allocation and products. Sales and marketing support is provided centrally but delivered locally.

•

Our investment platform is controlled by our central investment research group, which has a strong research focus and includes many associates who have Chartered Financial Analyst designations, with oversight by our Chief Investment Officer and our Investment Policy Committee.

•	Operational support for these profit center and product group teams is provided by our central trust and investment management support center team.

Investment Activities

The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2019, the carrying value of our investment portfolio totaled $58.9 million, with an average yield of 2.4%.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations and mutual funds. We are required to maintain an investment in Federal Home Loan Bank of Topeka ("FHLB Topeka") stock, which investment is based on the level of our FHLB Topeka borrowings. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee ("ALCO") and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.

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

We seek to expand our presence in our existing markets as well as other Western markets with similar demographic profiles. With improved access to capital as a result of our initial public offering in 2018, we expect to proactively evaluate opportunities to accelerate our organic growth and acquire banks, investment management firms and related businesses, while also seeking to hire talented personnel. We believe consolidation in the financial services industry along with the industry’s movement towards automated and impersonal client service further presents the Company with a unique and significant opportunity. Our business model differentiates us from the industry, which we expect will enable us to increase our market share in existing markets and, on a strategic and opportunistic basis, expand our geographic footprint into new markets in the Western United States that share similar characteristics to our current markets.

Information Technology

We continue to make investments in our information technology systems as we adapt to the changing technology, online and mobile, and other platform needs and wants of our clients. We believe that this investment is essential to our ability to offer new products and optimize overall client experience, provide opportunities for future growth and acquisitions, and provide a control structure that supports our operations. We leverage the experience of a third-party service provider to provide managed information technology services, enhance our IT security, and deliver the technical expertise around network design and architecture required to operate effectively. The majority of our systems are hosted by third-party service providers. The scalability of this infrastructure supports our growth strategy. In addition, the tested capability of these vendors to switch over to standby systems should allow us to recover our systems,  provide redundancy and manage business continuity and resiliency effectively in case of a disaster.

Enterprise Risk Management

We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to drive continuous improvement. Our governance framework includes a process of anticipating, identifying, assessing, managing and monitoring risks within the organization. We have developed an Enterprise Risk Management ("ERM") Committee that oversees our ERM program. This group contains key members of management including the Chief Executive Officer and the Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:

•	Integrate ERM practices with our strategy setting process and performance management practices to realize benefits related to value;
•	Improve the Company’s ability to identify risks and establish appropriate responses to reduce costs and limit losses;
•	Identify operational gaps to reduce performance variability;
•	Include business resiliency in strategy setting;
•	Identify interrelated risks within First Western and establish an integrated response; and
•	Assess the positive and negative aspects of risk to address challenges and opportunities within our internal and external environment.

We routinely monitor and measure risk throughout the organization to optimize the allocation of resources, preserve capital, and to ensure the attainment and/or protection of strategic goals and business objectives.

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

Associates

As of December 31, 2019, we had 255 associates. We provide extensive training to our associates in an effort to ensure that our clients receive superior service and that our risks are well managed. None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our strong relationships with our associates are central to establishing the corporate culture we need to serve our clients and our communities well.

Available Information

The Company files reports, proxy statements and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Electronic copies of our SEC filings are available to the public at the SEC’s website at https://www.sec.gov. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed by the Company with the SEC, as well as amendments thereto, free of charge from the Company’s website, https://myfw.gcs-web.com/investor-relations. These documents are posted to our website after we have filed them with the SEC. Our corporate governance guidelines, including our code of business conduct and ethics applicable to all of our associates, officers and directors, as well as the charters of our audit committee, compensation committee and corporate governance and nominating committee are available at https://myfw.gcs-web.com/investor-relations. The foregoing information is also available in print to any shareholder who requests it from the Company. Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.

Supervision and Regulation

The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Deposit Insurance Fund ("DIF"), and the banking system as a whole, not the protection of the Company’s shareholders.

As a bank holding company, we are subject to inspection, examination, supervision, and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank, which is our subsidiary, is a Colorado-chartered commercial bank and is not a member of the Federal Reserve System (a "state nonmember bank"). As such, the Bank is subject to regulation, supervision, and examination by both the Colorado Division of Banking (the "CDB") and the Federal Deposit Insurance Corporation ("FDIC"). In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators.

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

Regulatory Capital

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. In July 2013, the federal bank regulators approved final rules, the Basel III Capital Rules, implementing the Basel III framework as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions). The Basel III Capital Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (2) a Tier 1 capital to risk‑weighted assets ratio, or Tier 1 risk‑based capital ratio, of at least 6.0%; (3) a total capital (Tier 1 plus Tier 2) to risk‑weighted assets ratio, or total risk‑based capital ratio, of at least 8.0%; and (4) a common equity tier 1 ("CET1") capital to risk-weighted assets ratio, or CET1 risk-based capital ratio, of at least 4.5%.

The Basel III Capital Rules also call for bank holding companies and banks to maintain a "capital conservation buffer" on top of the minimum risk‑based capital requirements. The buffer must be composed of CET1 capital. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer, which became fully phased in on January 1, 2019, is 2.5% of risk‑weighted assets.

The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage‑servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules require that most regulatory capital deductions be made from CET1 capital.

The Federal Reserve and the FDIC may also set higher capital requirements for individual institutions whose circumstances warrant it. For example, institutions experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well capitalized standards and future regulatory change could impose higher capital standards as a routine matter. The Company’s regulatory capital ratios and those of the Bank are in excess of the levels established for "well capitalized" institutions under the rules.

The Basel III Capital Rules also set forth certain changes in the methods of calculating certain risk‑weighted assets, which in turn affects the calculation of risk‑based capital ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo‑style transactions.

The federal bank regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act"), discussed below, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage capital ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the community bank leverage ratio framework.  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage capital ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Capital Rules and file the appropriate regulatory reports. The Company and the Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if determined to be possible and advantageous.

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

Status as a Financial Holding Company.    Under the BHC Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are "well capitalized" and "well managed." Additionally, the Community Reinvestment Act of 1977 ("CRA") rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company filed an election and became a financial holding company in 2006.

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

Acquisitions.    The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, as amended ("FDIA") the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring more than 5% of the voting stock of any bank or other bank holding company; (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company.

In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities generally consider, among other things, the competitive effect and public benefits of the transactions, the financial and managerial resources and future prospects of the combined organization (including the capital position of the combined organization), the applicant’s performance record under the Community Reinvestment Act, (see the section captioned "Community Reinvestment Act" included below in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

The Company is also subject to the Change in Bank Control Act of 1978 ("Control Act") and related Federal Reserve regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held or some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of 25% or more of any class of a bank holding company’s voting securities, or who proposes to acquire actual control, must provide the Federal Reserve with at least 60 days’ prior written notice of the acquisition. The Federal Reserve may disapprove a proposed acquisition if: (i) it would result in adverse competitive effects; (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors; (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public; or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire "control," as those terms are defined in the BHC Act and Federal Reserve regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve’s prior approval under the BHC Act to become a bank holding company.

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

In 2009, the Federal Reserve issued a supervisory letter providing greater clarity to its policy statement on the payment of dividends by bank holding companies. In this letter, the Federal Reserve stated that when a holding company’s board of directors is deciding on the level of dividends to declare, it should consider, among other factors: (i) overall asset quality, potential need to increase reserves and write down assets, and concentrations of credit; (ii) potential for unanticipated losses and declines in asset values; (iii) implicit and explicit liquidity and credit commitments, including off-balance sheet and contingent liabilities; (iv) quality and level of current and prospective earnings, including earnings capacity under a number of plausible economic scenarios; (v) current and prospective cash flow and liquidity; (vi) ability to serve as an ongoing source of financial and managerial strength to depository institution subsidiaries insured by the FDIC, including the extent of double leverage and the condition of subsidiary depository institutions; (vii) other risks that affect the holding company’s financial condition and are not fully captured in regulatory capital calculations; (viii) level, composition, and quality of capital; and (ix) ability to raise additional equity capital in prevailing market and economic conditions (the "Dividend Factors"). It is particularly important for a bank holding company’s board of directors to ensure that the dividend level is prudent relative to the organization’s financial position and is not based on overly optimistic earnings scenarios. In addition, a bank holding company’s board of directors should strongly consider, after careful analysis of the Dividend Factors, reducing, deferring or eliminating dividends when the quantity and quality of the holding company’s earnings have declined or the holding company is experiencing other financial problems, or when the macroeconomic outlook for the holding company’s primary profit centers has deteriorated. The Federal Reserve further stated that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its distributions if: (i) its net income is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.

Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries with which it can prevent or remedy actions that represent unsafe or unsound practices, or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Stock Redemptions and Repurchases.    It is an essential principle of safety and soundness that a banking organization’s redemption and repurchases of regulatory capital instruments, including common stock, from investors be consistent with the organization’s current and prospective capital needs. In assessing such needs, the board of directors and management of a bank holding company should consider the Dividend Factors discussed above under "Dividends." The risk-based capital rule directs bank holding companies to consult with the Federal Reserve before redeeming any equity or other capital instrument included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies that are experiencing financial weaknesses, or that are at significant risk of developing financial weaknesses, must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. Similarly, any bank holding company considering expansion, whether through acquisitions or through organic growth and new activities, generally also must consult with the appropriate Federal Reserve supervisory staff before redeeming or repurchasing common stock or other regulatory capital instruments for cash or other valuable consideration. In evaluating the appropriateness of a bank holding company’s proposed redemption or repurchase of capital instruments, the Federal Reserve will consider the potential losses that the holding company may suffer from the prospective need to increase reserves and write down assets from continued asset deterioration and the holding company’s ability to raise additional common stock and other Tier 1 capital to replace capital instruments that are redeemed or repurchased. A bank holding company must inform the Federal Reserve of a redemption or repurchase of common stock or perpetual preferred stock for cash or other value resulting in a net reduction of the bank holding company’s outstanding amount of common stock or perpetual preferred stock below the amount of such capital instrument outstanding at the beginning of the quarter in which the redemption or repurchase occurs. In addition, a bank holding company must advise the Federal Reserve sufficiently in advance of such redemptions and repurchases to provide reasonable opportunity for supervisory review and possible objection should the Federal Reserve determine a transaction raises safety and soundness concerns.

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

Imposition of Liability for Undercapitalized Subsidiaries.    FDIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary’s compliance with the capital restoration plan until it becomes "adequately capitalized." For purposes of this statute, the Company has control of the Bank. Under FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. FDIA grants greater powers to bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.

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

As of December 31, 2019 and 2018, the Bank exceeded all regulatory minimum capital requirements.

Prompt Corrective Regulatory Action.    Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk‑based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater and a leverage capital ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage capital ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan to the FDIC. The federal bank regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2019, the Bank qualified as "well capitalized" under the prompt corrective action rules.

Deposit Insurance Assessments.    All of a depositor’s accounts at an insured bank, including all noninterest-bearing transaction accounts, are insured by the FDIC up to $250,000. FDIC-insured banks are required to pay deposit insurance premiums to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on current financial ratios and supervisory ratings of the institution’s financial condition and operations. Assessments are based on an institution’s average consolidated total assets less average tangible equity, subject to adjustments for certain types of institutions, including custodial banks.

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

Depositor Preference.    FDIA provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogate of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

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

The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary bank regulator.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of current CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, issuing numerous rules and guidance related to residential mortgages. Perhaps the most significant of these guidelines is the "Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act" portions of Regulation Z. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable "ability to repay" a residential mortgage according to its terms. There is a statutory presumption of compliance with this requirement for mortgages that meet the requirements to be deemed "qualified mortgages." The CFPB rule defines the key threshold terms "ability to repay" and "qualified mortgage."

The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial service industry. The CFPB has relied upon "unfair, deceptive, or abusive acts" prohibitions as its primary enforcement tool. However, the CFPB and Department of Justice ("DOJ") continue to be focused on fair lending in taking enforcement actions against banks with renewed emphasis on alleged "redlining" practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.

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

Safety and Soundness Standards.    Under the FDIC Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Financial Privacy.    In accordance with the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering.    Under federal law, including the Bank Secrecy Act and Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences

Transactions with Affiliates

Transactions between depository institutions and their affiliates, including transactions between the Bank and the Company, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the "Volcker Rule," generally prohibits certain banking entities from engaging in short-term proprietary trading of financial instruments and from owning, sponsoring or having certain relationships with hedge funds or private equity funds (collectively, "covered funds"). The Regulatory Relief Act, discussed below, includes a provision exempting banking organizations with $10.0 billion or less in total consolidation assets, and total trading assets and trading liabilities that are 5% or less of total consolidated assets, from the Volcker Rule. Thus, the Company and the Bank are not currently subject to the Volcker Rule.

Concentration in Commercial Real Estate Lending

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s CRE lending activities. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis surrounding the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. The Company’s CRE concentrations are discussed in the "Risk Factors" section below.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1999 (the "Riegle-Neal Act"), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.

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

The Federal Reserve, the Office of the Comptroller of the Currency and FDIC jointly issued a final rule in 1997 that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

Limitations on Incentive Compensation

In June 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder or individuals who are "significant risk takers" with excessive compensation, fees or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified associates.

Cybersecurity

In March 2015, the Federal Financial Institutions Examination Council (FFIEC) issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2019, the FFIEC also released updated examination procedures regarding overall business continuity management (BCM). The new BCM release focuses on enterprise-wide approaches that address technology, business operations, testing, and communication strategies critical to the continuity of the business. The booklet describes principles and practices for information technology (IT) and operations designed to achieve safety and soundness, consumer financial protection, and compliance with applicable laws, regulations, and rules.

2018 Regulatory Reform

The Regulatory Relief Act, which was designed to ease certain restrictions imposed by the Dodd-Frank Act, was enacted on May 24, 2018. Most of the provisions of the Regulatory Relief Act can be grouped into five general areas: mortgage lending; certain regulatory relief for "community" banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to Federal securities regulations designed to promote capital formation. Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as "qualified mortgages" for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring the federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility threshold for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans ("HVCRE"), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; (vii) directing the Federal Reserve to raise the asset threshold of the Policy Statement from $1 billion to $3 billion; and (viii) raising the consolidated asset threshold from $1 billion to $3 billion for eligible banks to undergo 18-month examination cycles rather than annual cycles.

We will continue to analyze the changes resulting from the Regulatory Relief Act and the federal banking agencies’ implementation efforts. We believe these reforms are favorable to our operations, but the true impact remains difficult to predict until rulemaking is complete and the reforms are fully implemented.

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

ITEM 1A. Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming and California, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California. As of December 31, 2019, 92.0% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming and California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2019,  approximately $711.0 million, or 71.7%, of our gross loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Real estate values in many of our markets have generally experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell these loans on the secondary securitization market. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan and lease losses ("ALLL"), which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including wildfires, flooding, and mudslides, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

The implementation of the Current Expected Credit Loss accounting standard could require the Company to increase its allowance for credit losses and may have a material adverse effect on its financial condition and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies ("SRCs") as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. CECL requires a change in the model to recognize a valuation allowance based on estimated expected credit losses over the life of the portfolio, compared to the probable incurred loss model. The change to the CECL framework will require the Company to greatly increase the data the Company must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on the Company’s financial condition and results of operations. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

We believe that investment performance is one of the most important factors that affect the amount of assets under our management and, for that reason, the success of our business is heavily dependent on the quality and experience of our senior wealth management professionals and their track records in terms of making investment decisions that result in attractive investment returns for our clients. We consider the "chairman" and "president" roles in each of our profit center teams to be instrumental to executing our business strategy. However, the market for such investment professionals is extremely competitive and is increasingly characterized by frequent movement of these individuals among different firms. In addition, our individual investment professionals often have direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager. As a result, the loss of a key investment manager could jeopardize our relationships with some of our clients and lead to the loss of client accounts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2019, the fair value of our investment securities portfolio was $58.9 million. Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

We may be adversely affected by the soundness of certain securities brokerage firms.

We do not provide custodial services for our clients. Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms or bank institutions that provide custodial services (collectively, "brokerage firms"), either directly or through arrangements made by us with those firms. As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those brokerage firms could adversely affect the confidence of our clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact our ability to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2019, adjusted non-interest income represented approximately 50.2% of our consolidated gross revenue. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

Interest rates are key drivers of our net interest margin and subject to many factors beyond our control. Income and cash flows from our banking operations depend to a great extent on the difference or "spread" between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. As interest rates change, net interest income is affected. Rapidly increasing interest rates in the future could result in interest expense increasing faster than interest income because of a divergence in financial instrument maturities or competitive pressures. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. Also, changes in interest rates might also impact the values of equity and debt securities under management and administration, which may have a negative impact on fee income.

Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities, and the interest we pay on deposits. Additionally, sustained low levels of market interest rates, as we have experienced during the past decade, could continue to place downward pressure on our net interest margins and, therefore, on our earnings.

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ALLL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to "price" competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

We may be  adversely impacted by  the transition from LIBOR as  a reference rate

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

The language in our contracts and financial instruments that define and use LIBOR have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates. This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our LIBOR-based contracts and financial instruments.

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

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and GAAP, we maintain an ALLL to provide for incurred loan and lease losses and a reserve for unfunded loan commitments. Our allowance for loan losses may not be adequate to absorb actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for loan losses. While we believe our allowance for loan losses is appropriate for the risk identified in our loan and lease portfolio, we may need to increase the allowance for loan losses, such increases may not be sufficient to address losses, and regulators may require us to increase this allowance even further. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions and global trade.

Our businesses and operations, including our private bank and trust services, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment, war, epidemics (including the recent coronavirus), or other unforeseen events could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates remaining at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. Further, a general economic slowdown could decrease the value of assets under management and administration by our trust services resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to us. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Broad market performance may not be favorable in the future.

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

We have pledged all of the stock of the Bank as collateral for a third-party loan. The loan had no balance as of December 31, 2019. If we were to incur indebtedness under this loan and default, the lender of such loan could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

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

We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest trust clients, many of whom are also depositors. We may not be able to grow and maintain our deposit base. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2019,  19.2% and 32.9% of our total deposits consisted of our 10 largest depositors and allocations to interest-bearing accounts for certain other trust clients deposits we manage, respectively. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

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

Our largest trust client accounts for 37.0% of our total assets under management.

As of December 31, 2019, our largest trust client accounted for, in the aggregate, 37.0% of our total assets under management and 2.1% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.

The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in 2004, we have grown our banking franchise and now have fourteen locations in Colorado, Arizona, Wyoming and California, including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:

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

Acquisition and divestitures may subject us to integration risks and other unknown risks.

Although we plan to continue to grow our business organically and through opening new boutique private trust bank offices, we also intend to pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. We also intend to explore the divestiture of assets and businesses that do not fit within our strategic plan. Our acquisition activities could be material to our business and involve a number of risks, including the failure to: adequately centralize and standardize policies, procedures, products, and processes; combine employee benefit plans and compensation cultures; implement a unified investment policy and make related adjustments to combined investment portfolios; implement a unified loan policy and conform lending authority; implement a standard loan management system; avoid delays in implementing new policies or procedures; and

apply new policies or procedures. In addition, divestitures pose unique risks including the failure to: close the divestiture, manage expenses associated with the divestiture, retain employees and effectively manage a business or assets subject to divestiture.

Certain events may arise before the date of an acquisition or divestiture but after the announcement of an acquisition or divestiture, or we may learn of certain facts, events or circumstances, that may affect our financial condition or performance or subject us to risk of loss. Certain events may arise after the date of an acquisition or divestiture, or we may learn of certain facts, events or circumstances after the closing of an acquisition or divestiture, that may affect our financial condition or performance or subject us to risk of loss. It is possible that we could undertake an acquisition that subsequently does not perform in line with our financial or strategic objectives or expectations. These events include, but are not limited to: retaining key associates and clients, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking’s anticipated benefits; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and loan loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; and other events relating to the performance of our business. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized.

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

Goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our annual goodwill impairment assessment date for the Company’s reporting units is October 31. Goodwill impairment testing includes an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. One such factor that could impact the assessment are the conditions within the markets that trade the Company’s stock. The assessment of each reporting unit compares the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date. Notwithstanding the foregoing, the results of impairment testing on our intangible assets will have no impact on our tangible book value or regulatory capital levels. There is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change or as part of strategic divestitures. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the ALLL, amounts of impairment of assets, intangibles, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

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

In addition to well-known risks related to fraudulent activity, which take many forms, such as check "kiting" or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, "phishing," account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

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

•	The techniques used in cyber-attacks changing frequently and possibly not being recognized until launched or until well after the breach has occurred;
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

Although to date we have not experienced any losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future. While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. While we had insurance against losses related to cyber-attacks as of the filing date of this Form 10-K, we may not be able to insure against losses related to cyber-threats in the future and our insurance may not insure against all possible losses. As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

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

We seek to monitor and control our risk exposures through a comprehensive risk and control framework encompassing a variety of separate but complementary financial, credit, transactional, operational and compliance systems, and internal control and management testing and review processes. However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced in recent years, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, or testing scenarios not reveal real-life failures of technology, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our potential future business lines, as a result of which our business and operating results could be adversely affected.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses. In particular, Colorado, Wyoming, Arizona, and especially California, in which a substantial portion of our business is located, have been susceptible to natural disasters, such as earthquakes, floods, mudslides, and wildfires. The nature and level of such events cannot be predicted. These catastrophic events could harm our operations through interference with technology, including the interruption or loss of our computer systems, telephone communications and other technology-dependent services which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

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

External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service and result in consumer harm. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2019 and may occur in 2020 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

The Federal Reserve, the FDIC, SEC, and the CDB may conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to more stringent capital requirements.

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and the Office of the Comptroller of the Currency (the "OCC"), adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule established a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased capital ratios for all banking organizations and introduced a "capital conservation buffer" which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. The final rule assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also required unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. We exercised this opt-out right in our March 31, 2015 quarterly financial filing. The final rule also included changes in what constitutes regulatory capital. These changes included the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital.

The final rule became effective for us on January 1, 2015. As of December 31, 2019, we met all of these capital requirements, including the full capital conservation buffer.

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

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like us, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2019, our CRE 1 Concentration level was 54.5% and our CRE 2 Concentration level was 171.4%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the GLB Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to "opt out" of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of client information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

Such legal and regulatory activities could result in significant penalties and other negative impacts on our businesses and results of operations. At any given time, we can be involved in defending legal and regulatory proceedings and are subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated have increased over the last few years, and the global judicial, regulatory and political environment generally remains hostile to financial institutions. For example, the U.S. Department of Justice, or the DOJ, conditions the granting of cooperation credit in civil and criminal investigations of corporate wrongdoing on the company involved having provided to investigators all relevant facts relating to the individuals responsible for the alleged misconduct. The complexity of the federal and state regulatory and enforcement regimes in the U.S., means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Moreover, U.S. authorities have been increasingly focused on "conduct risk," a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm customers, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.

First Western Capital Management Company’s business is highly regulated, and the regulators have the ability to limit or restrict, and impose fines or other sanctions on, its business.

First Western Capital Management Company, our wholly owned registered investment advisor subsidiary ("FWCM"), is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"), and its business is highly regulated. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, trading, record keeping, operational and disclosure obligations. Moreover, the Investment Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that FWCM has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of individual employees or other sanctions, which could include revocation of FWCM’s registration under, which could be material, the Investment Advisers Act. We are also subject to the provisions and regulations of ERISA to the extent that we act as a "fiduciary" under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. Additionally, like other investment advisory and wealth management companies, FWCM also faces the risks of lawsuits by clients. The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict. An adverse resolution of any regulatory proceeding or lawsuit against FWCM could result in substantial costs or reputational harm to FWCM and, therefore, could have an adverse effect on the ability of FWCM to retain key relationship and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•	Operating and stock price performance of companies that investors deemed comparable to us;
•	Additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•	Additions or departures of key personnel;
•	Prevailing market conditions, including increased general market volatility associated with recent fears of pandemics;
•	Perceptions in the marketplace regarding our competitors or us;
•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•	Other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

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

The obligations associated with being a public company require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

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

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. We have implemented measures designed to address historical internal control significant deficiencies and will continue to implement measures designed to improve our internal control over financial reporting and disclosure controls and procedures.

We will continue to periodically test and update, as necessary, our internal control systems, including our financial reporting controls. In addition, we hired additional accounting personnel as part of our transition from a private company to a public company. Our actions, however, may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

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

As of December 31, 2019, our directors and executive officers beneficially owned an aggregate of 1,939,597 shares, or approximately 23.6% of our shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

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

Banking laws also impose notice, approval, and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect "control" of an FDIC-insured depository institution or its holding company. These laws include the BHC Act and the Change in Bank Control Act, or the CBCA. These laws could delay or prevent an acquisition.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates fourteen profit centers, which consists of nine boutique private trust bank offices with two locations in Arizona, six locations in Colorado and one location in Wyoming; three loan production offices with one location in Ft. Collins, Colorado, one location in Greenwood Village, Colorado and one in Vail Valley, Colorado; and two trust offices with one location in Laramie, Wyoming, and one location in Century City, California which co-locates with our registered investment advisor, FWCM. We lease all of our locations. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in fourteen locations (listed below) across Colorado, Arizona, Wyoming and California:

Colorado	Arizona	Wyoming	California

Downtown Denver (1)	Phoenix	Jackson Hole	Century City (3)

Aspen	Scottsdale	Laramie (2)

Boulder

Cherry Creek

Denver Tech Center / Cherry Hills

Ft. Collins (4)

Greenwood Village (4)

Northern Colorado

Vail Valley (4)

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock, no par value, are traded on the NASDAQ Global Market under the symbol "MYFW".

Holders of Record

As of March 9, 2020, there were approximately 145 holders of record of our common stock.

Dividend Policy

We have not declared or paid any dividends on our common stock and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained to support our operations and finance the growth and development of our business or be used for stock buybacks. Any future determination to pay dividends on our common stock will be made by our board of directors and will depend upon our results of operations, financial condition, capital requirements, general economic conditions, regulatory and contractual restrictions, our business strategy, our ability to service any equity or debt obligations senior to our common stock and other factors that our board of directors deems relevant. We are not obligated to pay dividends on our common stock and are subject to restrictions on paying dividends on our common stock.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. See "Supervision and Regulation—Regulation of the Company—Dividends." In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See "Supervision and Regulation—Regulation of the Bank—Dividends." The present and future dividend policy of the Bank is subject to the discretion of the board of directors. The Bank is not obligated to pay us dividends.

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

The following table sets forth information as of December 31, 2019, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for future
	outstanding options or		issuance under equity
	vesting of outstanding	Weighted average exercise	compensation plans (excluding
Plan Category	restricted stock grants	price of outstanding options	securities reflected in column (A))
Equity compensation plans approved by shareholders	712,929	$29.02	652,269
Equity compensation plans not approved by shareholders	—	—	—
Total	712,929		652,269

Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
October 1, 2019 through October 31, 2019	—	$—	—	299,418
November 1, 2019 through November 30, 2019	32,164	16.55	—	267,254
December 1, 2019 through December 31, 2019	10,952	16.68	—	256,302

ITEM 6: SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial and other data in conjunction with our consolidated financial statements and related notes and the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	As of and for the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$78,638	$73,357	$9,502	$62,685	$79,636
Available-for-sale securities	58,903	43,695	53,650	97,655	66,064
Mortgage loans held for sale	48,312	14,832	22,940	8,053	19,903
Loans(1)	998,007	893,966	813,689	672,815	610,416
Allowance for loan losses	7,875	7,451	7,287	6,478	5,956
Promissory notes from related parties	—	—	5,792	10,384	19,254
Goodwill	19,686	24,811	24,811	24,811	24,811
Other intangible assets, net	28	402	1,233	1,452	2,198
Company owned life insurance	15,086	14,709	14,316	13,898	10,477
Other real estate owned, net	658	658	658	2,836	3,016
Total assets	1,251,682	1,084,324	969,659	915,998	857,001
Noninterest-bearing deposits	240,068	202,856	198,685	195,460	148,184
Interest-bearing deposits	846,716	734,902	617,432	558,440	561,753
FHLB Topeka borrowings	10,000	15,000	28,563	37,000	25,000
Convertible subordinated debentures	—	—	—	4,749	14,548
Subordinated notes	6,560	6,560	13,435	13,150	7,625
Credit note payable	—	—	—	2,736	3,936
Preferred stock (liquidation preference)	—	—	24,968	25,468	28,168
Total shareholders’ equity	127,678	116,875	101,846	95,928	87,259
Selected Income Statement Data:
Interest income	45,051	38,796	33,337	29,520	26,370
Interest expense	12,990	8,172	5,761	5,063	3,904
Net interest income	32,061	30,624	27,576	24,457	22,466
Provision for loan losses	662	180	788	985	1,071
Net interest income after provision for loan losses	31,399	30,444	26,788	23,472	21,395
Trust and investment management fees	18,935	19,165	19,455	20,167	20,863
Net mortgage gain	10,585	4,560	3,469	6,702	3,549
Net realized gain on sale of securities	119	—	81	114	717
Other	2,755	3,448	4,708	2,939	2,815
Non-interest income	32,577	27,173	27,713	29,922	27,944
Non-interest expense	53,784	50,195	49,494	49,823	45,636
Income before income tax	10,192	7,422	5,007	3,571	3,703
Income tax expense	2,183	1,775	2,984	1,269	1,053
Net income	8,009	5,647	2,023	2,302	2,650
Preferred dividends paid to preferred shareholders	—	1,378	2,291	2,840	2,419
Net income (loss) available to common shareholders	8,009	4,269	(268)	(538)	231
Per Share Data:
Earnings (loss) per share, basic	1.02	0.64	(0.05)	(0.11)	0.05
Earnings (loss) per share, diluted	1.01	0.63	(0.05)	(0.11)	0.04
Book value per share(2)	16.08	14.67	13.18	12.74	11.74
Preferred dividends per share	$—	$22.27	$37.03	$42.47	$25.77
Weighted average outstanding shares, basic	7,890,266	6,712,754	5,586,620	5,120,507	4,863,236
Weighted average outstanding shares, diluted	7,914,961	6,754,258	5,586,620	5,120,507	5,863,236
Common shares outstanding, end of period	7,940,168	7,968,420	5,833,456	5,529,542	5,033,565
Convertible preferred shares outstanding, end of period	—	—	41,000	46,000	73,000
Preferred shares outstanding, end of period	—	—	20,868	20,868	20,868
Summary Performance Ratios:
Return on average assets	0.68%	0.55%	0.21%	0.26%	0.35%
Return on average equity	6.51	5.18	2.02	2.55	3.10
Net interest margin	2.99	3.27	3.15	3.06	3.28
Efficiency ratio(3)	80.57	85.41	88.23	90.44	90.25
Loans to deposits ratio	91.83	95.33	99.70	89.24	85.98
Interest rate spread	2.62	2.97	2.91	2.89	3.15
Non-interest income to average assets	2.76	2.66	2.90	3.34	3.67
Non-interest expense to average assets	4.55	4.92	5.18	5.57	6.00
Non-interest income to total income before non‑interest expense	50.92	47.16	50.85	56.04	56.64
Summary Credit Quality Ratios:
Nonperforming loans to total loans	1.23	2.13	0.52	0.54	1.19
Nonperforming assets to total assets	1.03	1.82	0.50	0.70	1.20
Allowance for loan losses to nonperforming loans	64.18	39.11	172.55	179.60	81.69
Allowance for loan losses to total loans	0.79	0.83	0.90	0.96	0.98
Net charge-offs to average loans outstanding	0.03	—	—	0.07	0.19
Other Selected Ratios and Data:
Total noninterest‑bearing deposits to total deposits	22.09	21.63	24.35	25.93	20.87
Interest bearing deposits to total deposits	77.91	78.37	75.65	74.07	79.13
Cost of funds	1.25	0.90	0.67	0.63	0.58
Loan yield	4.49%	4.36%	4.11%	4.10%	4.22%
Total assets under management	$6,187,707	$5,235,177	$5,374,471	$4,925,939	$4,743,668
Total assets under management yield	0.31%	0.37%	0.36%	0.41%	0.44%
Summary Capital Ratios:
Average equity to average assets ratio	10.41%	10.68%	10.47%	10.10%	11.23%
Non‑GAAP Ratios:
Tangible common equity(4)	$104,411	$91,662	$50,834	$44,197	$32,082
Tangible common equity ratio(5)	8.50%	8.65%	5.39%	4.97%	3.87%
Tangible book value per common share(6)	$13.15	$11.50	$8.71	$7.99	$6.37
Return on tangible common equity(7)	7.67%	4.66%	(0.53)%	(1.22)%	0.72%
Consolidated:
Tier 1 capital ratio	11.31	11.35	8.79	8.43	7.80
CET 1 capital ratio	11.31	11.35	6.56	6.28	5.15
Total risk based capital ratio	12.87	13.06	11.70	12.07	9.97
Leverage ratio	8.58	9.28	7.41	7.00	6.47
Bank:
Tier 1 capital ratio	10.67	10.55	9.81	9.20	9.54
CET 1 capital ratio	10.67	10.55	9.81	9.20	9.54
Total risk based capital ratio	11.53	11.47	10.75	10.16	10.54
Leverage ratio	8.09%	8.63%	8.27%	7.63%	7.97%

(1)

Total loans net of loan fees and costs do not include mortgage loans held for sale of $48.3 million, $14.8 million, $22.9 million, $8.1 million, and $19.9 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)

We calculate book value per share as total shareholders’ equity less preferred stock (liquidation preference), at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.

(3)

Efficiency ratio is a non‑GAAP financial measure. Efficiency ratio is non‑interest expense, less intangible amortization and impairment, divided by net interest income (which is pre‑provision), plus non‑interest income after adjustments for gains on the sale of securities and assets. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures."

(4)

Tangible common equity is a non‑GAAP financial measure. We calculate tangible common equity as total shareholders’ equity, less preferred stock (liquidation preference), goodwill, intangibles held for sale and other intangible assets, net of accumulated amortization. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures."

(5)

Tangible common equity ratio is a non‑GAAP financial measure. We calculate the tangible common equity ratio as tangible common equity divided by total assets less goodwill and other intangible assets, net. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures."

(6)

Tangible book value per common share is a non‑GAAP financial measure. We calculate tangible book value per common share as tangible common equity divided by common shares outstanding. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures."

(7)

Return on tangible common equity is a non‑GAAP financial measure. We calculate return on tangible common equity as net income (loss) available to common shareholders (net income (loss) less dividends paid on preferred stock) divided by tangible common equity. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non‑GAAP Financial Measures."

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

Efficiency Ratio.  We calculate our efficiency ratio as non‑interest expense, less intangible amortization and impairment, divided by net interest income (which is pre‑provision), plus non‑interest income after adjustments for gains on the sale of securities and assets.

The following table reconciles, as of the dates set forth below, adjusted non‑interest expense, less intangible amortization (which is a non‑GAAP measure), to adjusted non‑interest expense, and presents the calculation of our efficiency ratios:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non‑interest expense	$53,784	$50,195	$49,494	$49,823	$45,636
Less:
Amortization	374	831	784	747	790
Goodwill impairment	1,572	—	—	—	—
Adjusted non‑interest expense	$51,838	$49,364	$48,710	$49,076	$44,846

Net interest income	$32,061	$30,624	$27,576	$24,457	$22,466
Non‑interest income	32,577	27,173	27,713	29,922	27,944
Less:
Net gain on sale of securities	119	—	81	114	717
Net gain on sale of assets	183	—	—	—	—
Adjusted non‑interest income	$32,275	$27,173	$27,632	$29,808	$27,227
Total income	$64,336	$57,797	$55,208	$54,265	$49,693
Efficiency ratio	80.57%	85.41%	88.23%	90.44%	90.25%

Tangible Common Equity and Tangible Common Equity Ratio.  We calculate tangible common equity as total shareholders’ equity, less preferred stock (liquidation preference), goodwill, intangibles held for sale and other intangible assets, net of accumulated amortization. We calculate tangible assets as total assets less goodwill, intangibles held for sale and other intangible assets, net of accumulated amortization. We calculate the tangible common equity ratio as tangible common equity divided by tangible assets. The most directly comparable GAAP financial measure for tangible common equity is total shareholders’ equity and the most directly comparable GAAP financial measure for tangible assets is total assets.

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

The following table reconciles and presents, as of the dates set forth below, total shareholders’ equity to tangible common equity, total assets to tangible assets and presents the calculation of the tangible common equity ratio:

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total shareholders’ equity	$127,678	$116,875	$101,846	$95,928	$87,259
Less:
Preferred stock	—	—	24,968	25,468	28,168
Goodwill	19,686	24,811	24,811	24,811	24,811
Intangibles held for sale	3,553	—	—	—	—
Other intangibles, net	28	402	1,233	1,452	2,198
Tangible common equity	$104,411	$91,662	$50,834	$44,197	$32,082
Total assets	$1,251,682	$1,084,324	$969,659	$915,998	$857,001
Less:
Goodwill	19,686	24,811	24,811	24,811	24,811
Intangibles held for sale	3,553	—	—	—	—
Other intangibles, net	28	402	1,233	1,452	2,198
Tangible assets	$1,228,415	$1,059,111	$943,615	$889,735	$829,992
Tangible common equity ratio	8.50%	8.65%	5.39%	4.97%	3.87%

Tangible Book Value per Common Share.  We calculate tangible book value per common share as tangible common equity divided by common shares outstanding as detailed in the table below:

	As of December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Total shareholders’ equity	$127,678	$116,875	$101,846	$95,928	$87,259
Less:
Preferred stock	—	—	24,968	25,468	28,168
Goodwill	19,686	24,811	24,811	24,811	24,811
Intangibles held for sale	3,553	—	—	—	—
Other intangibles, net	28	402	1,233	1,452	2,198
Tangible common equity	$104,411	$91,662	$50,834	$44,197	$32,082
Common shares outstanding, end of period	7,940,168	7,968,420	5,833,456	5,529,542	5,033,565
Tangible common book value per share	$13.15	$11.50	$8.71	$7.99	$6.37

Return on Tangible Common Equity.  We calculate return on tangible common equity as net income (loss) available to common shareholders (net income (loss) less dividends paid on preferred stock) divided by tangible common equity. The most directly comparable GAAP financial measure for tangible common equity is total shareholders’ equity.

The following table reconciles net income to income (loss) available to common shareholders and presents the calculation of return on tangible common equity:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Net income, as reported	$8,009	$5,647	$2,023	$2,302	$2,650
Less: preferred stock dividends	—	1,378	2,291	2,840	2,419
Net income (loss) available to common shareholders	$8,009	$4,269	$(268)	$(538)	$231
Tangible common equity	$104,411	$91,662	$50,834	$44,197	$32,082
Return on tangible common equity	7.67%	4.66%	(0.53)%	(1.22)%	0.72%

Pre‑tax, Pre‑Provision Income.  Pre‑tax, pre‑provision income is income before income tax with provision for loan loss added back. The most directly comparable GAAP financial measure is net income. We believe pre‑tax, pre‑provision income provides the readers of the financial statements information on our performance trends absent fluctuations in credit trends and loan balance changes which both drive provision, and elimination of taxes which provides readers more insight into our performance without consideration of changes in statutory tax rates.

The following table reconciles, as of the dates set forth below, pre‑tax, pre‑provision income to net income:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Income before income tax, as reported	$10,192	$7,422	$5,007	$3,571	$3,703
Provision for loan losses	662	180	788	985	1,071
Pre‑tax, pre‑provision income	$10,854	$7,602	$5,795	$4,556	$4,774

Gross Revenue.  Gross revenue is our total income before non-interest expense, less net gains on sale of securities, less net gains on sale of assets, plus provision for loan losses. The most directly comparable GAAP financial measure is total income before non-interest expense. We believe gross revenue provides the readers of the financial statements information on our performance trends absent fluctuations in liquidity and credit trends.

The following table reconciles, as of the dates set forth below, gross revenue to total income before non-interest expense:

	For the Year Ended of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total income before non-interest expense	$63,976	$57,617	$54,501	$53,394	$49,339
Less: net gain on sale of securities	119	—	81	114	717
Less: net gain on sale of assets	183	—	—	—	—
Plus: provision for loan losses	662	180	788	985	1,071
Gross revenue	$64,336	$57,797	$55,208	$54,265	$49,693

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Statement Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A – Risk Factors" included in Item 1A of this Annual Report on Form 10-K. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We target entrepreneurs, professionals and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations, which we refer to as the "Western wealth management client." We believe that the Western wealth management client shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners and portfolio managers, under the leadership of a local chairman and/or president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, marketing, technology support, human capital and accounting/finance services, which we refer to as support centers.

From 2004, when we opened our first profit center, until December 31, 2019, we have expanded our footprint into nine full service profit centers, three mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the year ended December 31, 2019, we had $1.3 billion in total assets, $64.0 million in total revenues and provided fiduciary and advisory services on $6.2 billion of assets under management ("AUM").

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

•

Net gain on sale of securities/assets—gain on sale of available-for-sale securities and other assets sold. Net gain on sale of securities/assets are primarily impacted by the amount of securities/assets sold, the type of securities/assets sold and market conditions.

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

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the wealth management, capital management and mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 19 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. In 2015, we adopted the Basel III regulatory capital framework. At December 31, 2019,  the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The year ended December 31, 2019 compared with the year ended December 31, 2018.  For the year ended December 31, 2019, we reported income available to common shareholders of $8.0 million, compared to income available to common shareholders for December 31, 2018 of $4.3 million, a $3.7 million, or 87.6%  increase. For the year ended December 31, 2019, our income before income tax was $10.2 million, a $2.8 million, or 37.3%, increase from December 31, 2018. For the year ended December 31, 2019, compared to the year ended December 31, 2018, income before income tax increased primarily as a result of a $1.4 million, or 4.7%, increase in net interest income and an increase of $5.4 million, or 19.9%, in non-interest income. The increase in non-interest income was primarily the result of a $252.2 million increase in mortgage loans funded, which resulted in a $6.0 million increase in net gain on mortgage loans sold during the year ended December 31, 2019 compared to December 31, 2018. The increase in income before income taxes was partially offset by an increase of $3.6 million, or 7.2%, in non-interest expense, which was primarily due to an increase in expenses related to salaries and employee benefits along with a goodwill impairment charge recorded in the amount of $1.6 million during the second quarter of 2019.  For the year ended December 31, 2019, net income was $8.0 million, which is an increase over 2018 of $2.4 million, or 41.8%.

Net Interest Income

The year ended December 31, 2019 compared with the year ended December 31, 2018. For the year ended December 31, 2019, compared to the year ended December 31, 2018, net interest income, before the provision for loan losses, increased  $1.4 million, or 4.7%, to $32.1 million. This increase was partially attributable to a $87.6 million increase in average outstanding loan balances compared to December 31, 2018, along with an increase in our average yield on loans to 4.49% for the year ended December 31, 2019 from 4.36% for the year ended December 31, 2018. For the year ended December 31, 2019, our net interest margin was 2.99% and our net interest spread was 2.62%. For the year ended December 31, 2018, our net interest margin was 3.27% and our net interest spread was 2.97%.

The increase in average loans outstanding for the year ended December 31, 2019 compared to the same periods in 2018 was primarily due to growth in our 1-4 family residential, cash, securities and other, owner occupied CRE, and commercial and industrial loans. Net interest income is also impacted by changes in the amount and type of interest-earning assets and interest-bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest-earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio increased as a result of higher average investment balances maintained for the year ended December 31, 2019 compared to the same period in 2018. Our average available-for-sale securities balance during the year ended December 31, 2019 was $53.1 million, an increase of $4.1 million from the year ended December 31, 2018.

Interest expense on deposits increased during the year ended December 31, 2019 compared to the same period in 2018, driven primarily by a 50 bps increase in the average rate on interest bearing deposits due to competitive pressures on new and existing deposit accounts, as well as the impact of an increase in average interest‑bearing deposit accounts of $164.2 million for the year ended December 31, 2019  when compared to the same period in 2018.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Year Ended December 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$80,985	$1,732	2.14%	$37,518	$689	1.84%
Available-for-sale securities(2)	53,063	1,274	2.40	48,963	1,097	2.24
Loans(3)(4)	936,821	42,045	4.49	849,263	37,010	4.36
Interest-earning assets(5)	1,070,869	45,051	4.21	935,744	38,796	4.15
Mortgage loans held-for-sale(6)	39,436	1,415	3.59	21,849	908	4.16
Total interest-earning assets, plus mortgage loans held-for-sale	$1,110,305	$46,466	4.18	$957,593	$39,704	4.15
Allowance for loan losses	(7,639)			(7,163)
Noninterest-earning assets	79,700			70,090
Total assets	$1,182,366			$1,020,520
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$798,986	$12,263	1.53	$634,773	$6,511	1.03
Federal Home Loan Bank Topeka borrowings	12,217	250	2.05	45,286	868	1.92
Subordinated notes	6,560	477	7.27	10,456	793	7.58
Total interest-bearing liabilities	$817,763	$12,990	1.59	$690,515	$8,172	1.18
Noninterest-bearing liabilities:
Noninterest-bearing deposits	222,058			212,907
Other liabilities	19,511			8,081
Total noninterest-bearing liabilities	241,569			220,988
Shareholders’ equity	123,034			109,017
Total liabilities and shareholders’ equity	$1,182,366			$1,020,520
Net interest rate spread(7)			2.62			2.97
Net interest income(8)		$32,061			$30,624
Net interest margin(9)			2.99%			3.27%

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Promissory notes from related parties were reclassed to loans during the year ended December 31, 2018.
(5)	Tax-equivalent yield adjustments are immaterial.
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

(9)	Net interest margin is equal to net interest income divided by average interest‑earning assets (excluding mortgage loans held‑for‑sale).

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

	Year Ended December 31, 2019
	Compared to 2018
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$930	$113	$1,043
Available-for-sale securities	98	79	177
Loans	3,930	1,105	5,035
Total increase in interest income	$4,958	$1,297	$6,255
Interest-bearing liabilities:
Interest-bearing deposits	2,520	3,232	5,752
Federal Home Loan Bank Topeka borrowings	(678)	60	(618)
Subordinated notes	(283)	(33)	(316)
Total increase in interest expense	$1,559	$3,259	$4,818
Increase (decrease) in net interest income	$3,399	$(1,962)	$1,437

Non‑Interest Income

The year ended December 31, 2019 compared with the year ended December 31, 2018. For the year ended December 31, 2019 compared to the year ended December 31, 2018, non-interest income increased  $5.4 million, or 19.9%, to $32.6 million. The increase in non-interest income was primarily a result of a $252.2 million increase in mortgage loans funded, which resulted in a $6.0 million increase in net gain on mortgage loans sold during the year ended December 31, 2019 compared to December 31, 2018.

The table below presents the significant categories of our non-interest income for the year ended December 31, 2019 and 2018.

	Year Ended
	December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest income:
Trust and investment management fees	$18,935	$19,165	$(230)	(1.2)%
Net gain on mortgage loans sold	10,585	4,560	6,025	132.1
Bank fees	1,173	1,759	(586)	(33.3)
Risk management and insurance fees	1,205	1,296	(91)	(7.0)
Income on company-owned life insurance	377	393	(16)	(4.1)
Net gain on sale of securities	119	—	119	*
Net gain on sale of assets	183	—	183	*
Total non-interest income	$32,577	$27,173	$5,404	19.9%

________________

*Not meaningful

Trust and investment management fees— For the year ended December 31, 2019 compared to the same period in 2018, our trust and investment management fees within our capital management segment decreased by $0.2 million, or 5.9%. The decrease in trust and investment management fees was a result of the sale of our third party administration business and lower yields on assets under management within our capital management segment.

Net gain on mortgage loans sold— For the year ended December 31, 2019 compared to the year ended December 31, 2018, our net gain on mortgage loans sold increased by $6.0 million, or 132.1%, to $10.6 million. For the year ended December 31, 2019 and 2018, our origination volume of mortgage loans sold was $640.6 million and $388.3 million, respectively. The net gain on sales of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans sold for the year ended December 31, 2019 compared to 2018 was primarily related to the increase in origination volume in 2019 compared to 2018. The increase in origination volume in 2019 was primarily related to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage environment.

Bank fees— For the year ended December 31, 2019 compared to the same period in 2018, our bank fees decreased by $0.6 million or 33.3% primarily as a result of lower net fees on treasury management accounts and lower fees generated from correspondent bank stock.

Provision for Loan Losses

For the year ended December 31, 2019, our provision for loan loss was $0.7 million, the majority of the increase was to our general reserve, resulting from loan growth as well as an increase in our loan loss factors applied to our non-individually evaluated loan pools as a result of a charge off occurring during the year. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

Non‑Interest Expense

The year ended December 31, 2019 compared with the year ended December 31, 2018. The increase in non-interest expense of 7.2% to $53.8 million for the year ended December 31, 2019, was primarily due to an increase in expenses related to salaries and employee benefits along with a goodwill impairment charge recorded in the amount of $1.6 million during the second quarter of 2019.

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Year Ended
	December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Non-interest expense:
Salaries and employee benefits	$31,810	$29,771	$2,039	6.8%
Occupancy and equipment	5,562	5,853	(291)	(5.0)
Professional services	3,519	3,451	68	2.0
Technology and information systems	3,973	3,982	(9)	(0.2)
Data processing	3,065	2,683	382	14.2
Marketing	1,292	1,253	39	3.1
Amortization of other intangible assets	374	831	(457)	(55.0)
Goodwill impairment	1,572	—	1,572	*
Other	2,617	2,371	246	10.4
Total non-interest expense	$53,784	$50,195	$3,589	7.2%

*            Not meaningful

Salaries and employee benefits—The increase in salaries and employee benefits of $2.0 million or 6.8%, was primarily due to an increase in equity compensation and increased earnings which triggered vesting of stock related earnout resulting from the asset purchase of EMC Holdings, LLC, ("EMC"), and additional equity granted in conjunction with company compensation practices, as well as an increase in salaries and benefits primarily related to an increase in headcount.

Occupancy and equipment—The decrease in occupancy and equipment of $0.3 million, or 5.0%, was primarily due to lower depreciation expense and costs associated with maintenance and repairs.

Data processing—The increase in data processing costs of $0.4 million, or 14.2%, is primarily related to third-party data processing and infrastructure costs driven by higher loan, deposit, and trust accounts in 2019 compared to 2018.

Amortization of other intangible assets—The decrease in amortization of other intangible assets of $0.5 million, or 55.0%, was primarily due to certain intangibles becoming fully amortized during the year ended December 31, 2019.

Goodwill impairment—The increase was due to a goodwill impairment charge of $1.6 million related to the Capital Management segment during the second quarter of 2019. See Note 7 – Goodwill and Other Intangible Assets.

Other—The increase in other non-interest expense was primarily related to increases in publications and subscriptions, dues and memberships and armored car services and other immaterial net increases.

Income Tax

During the year ended December 31, 2019, the Company recorded an income tax provision of $2.2 million, reflecting an effective tax rate 21.4%. During the year ended December 31, 2018, the Company recorded an income tax provision of $1.8 million, reflecting an effective tax rate of 23.9%.  The decline in the effective tax rate was primarily attributable to tax-planning strategies driven by the impact of research and development tax credits.

Segment Reporting

We have three reportable operating segments: Wealth Management, Capital Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services. Our Capital Management segment consists of operations relating to the Company’s institutional investment management services over proprietary fixed income, high yield, and equity strategies, including acting as the advisor of three owned, managed, and rated proprietary mutual funds. Capital Management products and services are financial in nature, with revenues generally based on a percentage of assets under management or paid premiums. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized, net of expenses, upon the sale of mortgage loans to third parties. Services provided by our Mortgage segment include soliciting, originating and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

The following table presents key metrics related to our segments:

	Year Ended December 31, 2019
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$50,147	$3,154	$10,675	$63,976
Income (loss) before taxes	$7,679	$(1,527)	$4,040	$10,192
Profit margin	15.3%	(48.4)%	37.8%	15.9%

	Year Ended December 31, 2018
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$49,640	$3,350	$4,627	$57,617
Income (loss) before taxes	$9,402	$(738)	$(1,242)	$7,422
Profit margin	18.9%	(22.0)%	(26.8)%	12.9%

(1)	Net interest income after provision plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Year Ended December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$45,051	$38,796	$6,255	16.1%
Total interest expense	12,990	8,172	4,818	59.0
Provision for loan losses	662	180	482	267.8
Net interest income	31,399	30,444	955	3.1
Non-interest income	18,748	19,196	(448)	(2.3)
Total income	50,147	49,640	507	1.0
Depreciation and amortization expense	1,183	1,283	(100)	(7.8)
All other non-interest expense	41,285	38,955	2,330	6.0
Income before income tax	$7,679	$9,402	$(1,723)	(18.3)%
Goodwill	$15,994	$15,994	$—	—%
Total assets	$1,195,679	$1,059,557	$136,122	12.8%

The Wealth Management segment reported income before income tax of $7.7 million for the year ended December 31, 2019, compared to $9.4 million, for the same period in 2018. The decrease was primarily driven by increases in interest and non-interest expense, a slight decrease in non-interest income offset by an increase in interest income. The $4.8 million increase in interest expense is primarily due to a 50 bps increase in the average rate on interest bearing deposits due to competitive pressures on new and existing deposit accounts, as well as the impact of an increase in average interest‑bearing deposit accounts of $164.2 million for the year ended December 31, 2019 when compared to the same period in 2018. The increase in other non-interest expense of $2.3 million during the year ended December 31, 2019, is primarily due to an increase in employee compensation and benefits, professional fees and technology related expenses.  The decrease in non-interest income of $0.4 million for the year ended December 31, 2019 is primarily due to a $0.6 million reduction in bank fees.

This was offset by an increase in total interest income of $6.3 million that was primarily related to increases in the average volume of interest-earning assets and yield for the year ended December 31, 2019 compared to the same period in 2018. During the year ended December 31, 2019, average loans increased $87.6 million and the yield on total interest-earning assets increased to 4.21% from 4.15% as compared to the same period in 2018.

Capital Management

	As of and For the Year Ended December 31,
(Dollars in thousands)	2019		2018	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	3,154		3,350	(196)	(5.9)
Total income	3,154		3,350	(196)	(5.9)
Depreciation and amortization expense	270		524	(254)	(48.5)
All other non-interest expense	4,411	(1)	3,564	847	23.8
Loss before income tax	(1,527)		(738)	(789)	(106.9)
Goodwill	$3,692		$8,817	$(5,125)	(58.1)%
Intangibles held for sale	3,553		—	3,553	*
Total assets	$8,941		$9,935	$(994)	(10.0)%

*             Not meaningful

(1)         Includes goodwill impairment charge of $1.6 million in the second quarter of 2019.

The Capital Management segment reported a loss before income tax of $1.5 million for the year ended December 31, 2019, compared to a loss of $0.7 million, for the same period in 2018. The increase in other non-interest expense during the year ended December 31, 2019 was primarily driven by a goodwill impairment charge of $1.6 million in the second quarter offset partially by a decrease in operating expenses related to an effort to align the cost structure of the segment with its revenues.

Mortgage

	As of and For the Year Ended December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	10,675	4,627	6,048	130.7
Total income	10,675	4,627	6,048	130.7
Depreciation and amortization expense	218	415	(197)	(47.5)
All other non-interest expense	6,417	5,454	963	17.7
Income (loss) before income tax	4,040	(1,242)	5,282	*
Goodwill	$—	$—	$—	—%
Total assets	$47,062	$14,832	$32,230	217.3%

The Mortgage segment reported income before income tax of $4.0 million for the year ended December 31, 2019, compared to a loss of $1.2 million for the same period in 2018. The overall increase in non-interest income and non-interest expense is related to an increase in the origination volume of mortgage loans sold. During the year ended December 31, 2019, the origination of mortgage loans sold amounted to $640.6 million, compared with $388.3 million in the prior year period. The growth in mortgage origination is due to favorable housing and interest rate market conditions as well as a strategic move to increase origination volume by mortgage loan originations during the year.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	December 31,
(Dollars in thousands)	2019	2018	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$78,638	$73,357	$5,281	7.2%
Investments	58,903	43,695	15,208	34.8
Loans	998,007	893,966	104,041	11.6
Allowance for loan losses	(7,875)	(7,451)	(424)	5.7
Loans, net of allowance	990,132	886,515	103,617	11.7
Mortgage loans held for sale	48,312	14,832	33,480	225.7
Goodwill & other intangible assets, net	19,714	25,213	(5,499)	(21.8)
Company-owned life insurance	15,086	14,709	377	2.6
Other assets	37,344	26,003	11,341	43.6
Intangibles held for sale	3,553	—	3,553	*
Total assets	$1,251,682	$1,084,324	$167,358	15.4%
Deposits	$1,086,784	$937,758	$149,026	15.9%
Borrowings	16,560	21,560	(5,000)	(23.2)
Other liabilities	20,543	8,131	12,412	152.7
Liabilities held for sale	117	—	117	*
Total liabilities	1,124,004	967,449	156,555	16.2
Total shareholders’ equity	127,678	116,875	10,803	9.2
Total liabilities and shareholders’ equity	$1,251,682	$1,084,324	$167,358	15.4%

*                Not meaningful

Cash and cash equivalents increased by $5.3 million, or  7.2%, to $78.6 million at December 31, 2019 compared to December 31, 2018. During the same period, investments increased by $15.2 million, or 34.8%, to $58.9 million at December 31, 2019.  The increase in cash and cash equivalents was primarily due to an increase in deposits at December 31, 2019 compared to December 31, 2018. We continue to manage our balance sheet in an effort to ensure available cash is actively invested for optimal earnings.

Total loans increased by $104.0 million, or 11.6%, to $998.0 million at December 31, 2019  compared to December 31, 2018.  The increase was primarily due to continued organic growth in our market areas and growth in our residential mortgage and construction loans.

Mortgage loans held for sale increased  $33.5 million, or 225.7%, to $48.3 million at December 31, 2019 compared to December 31, 2018. This was primarily due to an increase in origination volume in 2019 compared to 2018.

Goodwill and other intangible assets, net decreased by $5.5 million at December 31, 2019 compared to December 31, 2018 due to amortization on our intangible assets, goodwill impairment of $1.6 million and the reclass of $3.6 million of goodwill to intangibles held for sale (see Note 7 – Goodwill and Other Intangible Assets).

Other assets increased by $11.3 million, or 43.6%, to $37.3 million at December 31, 2019  compared to December 31, 2018.  This was primarily related to the recognition of a right-of-use asset and related lease liability upon adoption of ASU 2016-02 as of January 1, 2019.

Total deposits increased  $149.0 million, or  15.9%, to $1.1 billion at December 31, 2019 compared to December 31, 2018. Total interest-bearing deposits increased  $111.8 million, or 15.2%, to $846.7 million and noninterest-bearing deposits increased  $37.2 million, or 18.3%, to $240.1 million, during this period.

Money market deposit accounts increased  $126.1 million, or 25.8%, to $615.6 million at December 31, 2019 compared to December 31, 2018. Time deposit accounts decreased  $43.8 million, or 24.5%, to $134.9 million at December 31, 2018. Negotiable order of withdrawal ("NOW") accounts increased  $27.1 million, or 41.7%, to $91.9 million compared to December 31, 2018. This increase in money market deposit and NOW accounts was primarily due to continued organic growth in our market areas and a mix shift from less liquid products. The decrease in time deposit accounts was primarily due to a shift in client preference towards more liquid deposit products.

Total borrowings decreased $5.0 million, or 23.2%, to $16.6 million at December 31, 2019 compared to December 31, 2018.  The decrease was attributable to a $5.0 million decrease in borrowings on our Federal Home Loan bank ("FHLB") line of credit. A FHLB line of credit in the amount of $5.0 million that matured on August 2, 2019 was not renewed.

Total shareholders’ equity increased $10.8 million, or 9.2%, to $127.7 million at December 31, 2019. The increase is primarily due to net income of $8.0 million, $2.3 million of stock-based compensation charges, and other comprehensive income, net of tax of $1.4 million. These increases were partially offset by stock repurchases of $0.7 million and $0.1 million of share awards settled.

Assets Under Management

	For the Year Ended
	December 31,
(Dollars in millions)	2019	2018
Managed Trust Balance at Beginning of Period	$1,380	$1,438
New relationships	49	5
Closed relationships	(2)	(10)
Contributions	38	57
Withdrawals	(114)	(148)
Market change, net	399	38
Ending Balance	$1,750	$1,380
Yield*	0.17%	0.19%

Directed Trust Balance at Beginning of Period	$789	$714
New relationships	139	57
Closed relationships	-	(40)
Contributions	32	107
Withdrawals	(64)	(87)
Market change, net	93	38
Ending Balance	$989	$789
Yield*	0.07%	0.08%

Investment Agency Balance at Beginning of Period	$1,846	$2,100
New relationships	109	159
Closed relationships	(72)	(249)
Contributions	145	259
Withdrawals	(257)	(345)
Market change, net	238	(78)
Ending Balance	$2,009	$1,846
Yield*	0.66%	0.76%

Custody Balance at Beginning of Period	$356	$374
New relationships	11	2
Closed relationships	(4)	(8)
Contributions	84	143
Withdrawals	(71)	(149)
Market change, net	76	(6)
Ending Balance	$452	$356
Yield*	0.03%	0.04%

401(k)/Retirement Balance at Beginning of Period	$864	$748
New relationships	7	170
Closed relationships	(69)	(39)
Contributions	84	93
Withdrawals	(63)	(62)
Market change, net	165	(46)
Ending Balance(1)	$988	$864
Yield*	0.20%	0.19%

Total Assets Under Management at Beginning of Period	5,235	5,374
New relationships	315	393
Closed relationships	(147)	(346)
Contributions	383	659
Withdrawals	(569)	(791)
Market change, net	971	(54)
Total Assets Under Management	$6,188	$5,235
Yield*	0.31%	0.37%

*Trust & investment management fees divided by period-end balance.

(1)AUM reported for the current period are one quarter in arrears.

Assets under management increased  $953.0 million, or 18.2%, to $6.2 billion for the year ended December 31, 2019.  Assets under management decreased $139.0 million, or 2.6%, to  $5.2 billion for the year December 31, 2018. The increase in 2019 is primarily due to market gains. The decrease in 2018 was primarily attributable to closed accounts within one profit center due to attrition associated with the relationship of a prior president.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Government National Mortgage Association ("GNMA") mortgage-backed securities—residential	45,490	157	(335)	45,312
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	2,935	11	(29)	2,917
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2018:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate CMO and MBS	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

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

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	45,490	2.28
FNMA	—	—	—	—	—	—	2,935	0.14
Corporate CMO and MBS	—	—	—	—	52	—	10,373	0.66
Total available-for-sale	$—	—%	$250	0.01%	$52	—%	$58,798	3.08%

	Maturity as of December 31, 2018
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	35,591	1.90
FNMA	—	—	—	—	—	—	4,076	0.25
Securities issued by U.S. government sponsored entities and agencies	—	—	306	0.02	—	—	4,219	0.21
Corporate CMO and MBS	—	—	—	—	—	—	1,281	0.08
Total available-for-sale	$—	—%	$556	0.03%	$—	—%	$45,167	2.44%

At December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2019 and December 31, 2018, we had mortgage loans held for sale of $48.3 million and $14.8 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Cash, Securities and Other	$146,701	14.7%	$114,165	12.8%	$131,756	16.2%	$111,966	16.7%	$137,523	22.6%
Construction and Development	28,120	2.8	31,897	3.5	24,914	3.1	39,702	5.9	28,632	4.7
1 - 4 Family Residential	400,134	40.2	350,852	39.3	282,014	34.7	242,221	36.0	184,477	30.3
Non-Owner Occupied CRE	165,179	16.6	173,741	19.5	176,987	21.8	152,317	22.7	142,217	23.3
Owner Occupied CRE	127,968	12.8	108,480	12.2	92,742	11.4	62,879	9.4	62,893	10.3
Commercial and Industrial	128,457	12.9	113,660	12.7	104,284	12.8	62,940	9.3	54,087	8.8
Total loans held for investment(1)	$996,559	100.0%	$892,795	100.0%	$812,697	100.0%	$672,025	100.0%	$609,829	100.0%
Mortgage loans held for sale	$48,312		$14,832		$22,940		$8,053		$19,903

(1)	Loans held for investment exclude deferred costs, net of $1.4 million, $1.2 million, $1.0 million, $0.8 million and $0.6 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of December 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$2,803	$132,157	$11,741	$146,701
Construction and Development	145	25,934	2,041	28,120
1 - 4 Family Residential	1,487	127,699	270,948	400,134
Non-Owner Occupied CRE	125	126,618	38,436	165,179
Owner Occupied CRE	—	42,401	85,567	127,968
Commercial and Industrial	7,785	107,578	13,094	128,457
Total loans	$12,345	$562,387	$421,827	$996,559
Amounts with fixed rates	$364	$309,303	$128,452	$438,119
Amounts with floating rates	11,981	253,084	293,375	558,440
Total loans	$12,345	$562,387	$421,827	$996,559

	As of December 31, 2018
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$13,349	$88,544	$12,272	$114,165
Construction and Development	—	31,162	735	31,897
1 - 4 Family Residential	1,217	142,853	206,782	350,852
Non-Owner Occupied CRE	1,398	100,486	71,857	173,741
Owner Occupied CRE	276	40,584	67,620	108,480
Commercial and Industrial	6,583	83,570	23,507	113,660
Total loans	$22,823	$487,199	$382,773	$892,795
Amounts with fixed rates	$1,493	$277,418	$162,574	$441,485
Amounts with floating rates	21,330	209,781	220,199	451,310
Total loans	$22,823	$487,199	$382,773	$892,795

Non-Performing Assets

Non-performing assets include non-accrual loans, troubled debt restructurings ("TDRs"), loans past due 90 days or more and still accruing interest, TDRs still accruing interest, and other real estate owned ("OREO"). The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

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

The amount of lost interest for non-accrual loans was $0.4 million  for each of the years ended December 31, 2019 and 2018.

We had $12.9 million in non-performing assets as of December 31, 2019 compared to $19.7 million as of December 31, 2018. The $6.8 million decrease in our non-performing assets was primarily related to an  $11.3 million Cash, Securities, and Other loan that was classified as a non-accrual TDR in 2018 that was paid down to $2.8 million in 2019. This decrease was partially offset by the addition of two Commercial and Industrial loans that were classified as TDRs and were not accruing interest at December 31, 2019.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans by category (1)
Cash, Securities and Other	$2,803	$11,252	$—	$—	$249
Construction and Development	—	—	—	—	—
1 - 4 Family Residential	—	—	1,171	—	2,325
Non-Owner Occupied CRE	—	—	—	—	225
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	4,412	1,735	1,835	3,607	4,492
Total non-accrual loans	7,215	12,987	3,006	3,607	7,291
TDRs still accruing	5,055	4,848	—	—	—
Accruing loans 90 or more days past due	—	1,217	1,217	—	—
Total non-performing loans	12,270	19,052	4,223	3,607	7,291
OREO	658	658	658	2,836	3,016
Total non-performing assets	$12,928	$19,710	$4,881	$6,443	$10,307
Ratio of non-performing loans to total loans(2)	1.23%	2.13%	0.52%	0.54%	1.19%
Ratio of non-performing assets to total assets	1.03	1.82	0.50	0.70	1.20
Allowance as a percentage of non-performing loans	64.18%	39.11%	172.55%	179.60%	81.69%

(1)	All non-accrual loans in 2019 and 2018 are TDRs. See Note 5 – Loans and the Allowance for Loan Losses to the consolidated financial statements.
(2)	Excludes mortgage loans held for sale of $48.3 million, $14.8 million, $22.9 million, $8.1 million and $19.9 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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

Special Mention— Loans categorized as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.

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

As of December 31, 2019 and December 31, 2018 non-performing loans of $12.3 million and $19.1 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of December 31, 2019				As of December 31, 2018
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701	$102,913	$—	$11,252	$114,165
Construction and Development	28,120	—	—	28,120	31,897	—	—	31,897
1 - 4 Family Residential	395,224	—	4,910	400,134	349,635	—	1,217	350,852
Non-Owner Occupied CRE	164,021	1,158	—	165,179	165,164	8,117	460	173,741
Owner Occupied CRE	127,968	—	—	127,968	108,480	—	—	108,480
Commercial and Industrial	114,241	—	14,216	128,457	100,929	—	12,731	113,660
Total	$973,472	$1,158	$21,929	$996,559	$859,018	$8,117	$25,660	$892,795

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes that a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Average loans outstanding(1)(2)	$936,821	$849,263	$740,903	$647,228	$563,802
Gross loans outstanding at end of period(3)	$998,007	$893,966	$813,689	$672,815	$610,416
Allowance for loan losses at beginning of period	$7,451	$7,287	$6,478	$5,956	$5,960
Provision for loan losses	662	180	788	985	1,071
Charge-offs:
Cash, Securities and Other	248	16	—	124	—
Construction and Development	—	—	—	—	—
1 - 4 Family Residential	—	—	—	—	4
Non-Owner Occupied CRE	—	—	—	—	938
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	—	687	375
Total charge-offs	248	16	—	811	1,317
Recoveries:
Cash, Securities and Other	10	—	10	17	116
Construction and Development	—	—	—	163	—
1 - 4 Family Residential	—	—	11	33	126
Non-Owner Occupied CRE	—	—	—	135	—
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Total recoveries	10	—	21	348	242
Net charge-offs (recoveries)	238	16	(21)	463	1,075
Allowance for loan losses at end of period	$7,875	$7,451	$7,287	$6,478	$5,956
Ratio of allowance to end of period loan	0.79%	0.83%	0.90%	0.96%	0.98%
Ratio of net charge-offs to average loans(1)(4)	0.03%	—%	—%	0.07%	0.19%

(1)	Average balances are average daily balances.
(2)

Excludes average outstanding balances of mortgage loans held for sale of $39.4 million, $21.8 million, $12.7 million, $19.0 million and $8.8 million for the years ended for December 31, 2019,  2018, 2017, 2016 and 2015, respectively.

(3)	Excludes mortgage loans held for sale of $48.3 million, $14.8 million, $22.9 million, $8.1 million, and $19.9 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	As of December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,058	14.7%	$764	12.8%	$1,066	16.2%	$846	16.7%	$1,175	22.6%
Construction and development	200	2.8	232	3.5	202	3.1	301	5.9	242	4.7
1 - 4 Family Residential	2,850	40.2	2,552	39.3	2,283	34.7	1,833	36.0	1,539	30.3
Non-Owner Occupied CRE	1,176	16.6	1,264	19.5	1,433	21.8	1,153	22.7	1,199	23.3
Owner Occupied CRE	911	12.8	789	12.2	751	11.4	476	9.4	531	10.3
Commercial and Industrial	1,680	12.9	1,850	12.7	1,552	12.8	1,869	9.3	1,270	8.8
Total allowance for loan losses	$7,875	100.0%	$7,451	100.0%	$7,287	100.0%	$6,478	100.0%	$5,956	100.0%

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. As a result of book and tax basis differences, our deferred tax assets, net for year ended December 31, 2019 increased  $0.7 million from December 31, 2018.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $149.0 million, or  15.9%, to $1.1 billion at December 31, 2019 from December 31, 2018. Total average deposits for the year ended December 31, 2019 were $1.02 billion, an increase of $173.4 million, or 20.5%, compared to $847.7 million as of December 31, 2018.  The increases are primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2019 was driven primarily by competitive pressures on new and existing deposit accounts.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Year Ended December 31,
	2019		2018
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$548,776	1.57%	$392,619	1.10%
Negotiable order of withdrawal accounts	77,071	0.32	70,364	0.19
Certificates and other time deposits > $250k	52,593	2.10	83,074	1.45
Certificates and other time deposits < $250k	117,585	1.96	87,095	0.98
Total time deposits	170,178	2.01	170,169	1.21
Savings accounts	2,961	0.20	1,621	0.09
Total interest-bearing deposits	798,986	1.53	634,773	1.03
Noninterest-bearing accounts	222,058		212,907
Total deposits	$1,021,044	1.20%	$847,680	0.77%

Average noninterest-bearing deposits to average total deposits was 21.7% and 25.1% for the year ended December 31, 2019 and 2018, respectively.

Our average cost of funds was 1.25% and 0.90% during the year ended December 31, 2019 and 2018, respectively. The increase in our cost of funds for 2019 from 2018 was primarily due to an increase in average rates on interest-bearing deposits to 1.53% during the year ended December 31, 2019 compared to 1.03% in 2018. This increase is primarily due to competitive pressures on new and existing deposit accounts.

Total money market accounts as of December 31, 2019 were $615.6 million, an increase of $126.1 million, or 25.8%, compared to $489.5 million as of December 31, 2018. This increase was primarily due to continued growth in our market areas and a mix shift from less liquid products. Negotiable order of withdrawal accounts increased $27.1 million, or 41.7%, to $91.9 million compared to December 31, 2018. This increase in money market deposit and NOW accounts was primarily due to continued organic growth in our market areas and a mix shift from less liquid products.

Total time deposits as of December 31, 2019 were $134.9 million, a decrease of $43.8 million, or 24.5%, compared to December 31, 2018. The decrease in time deposit accounts was primarily due to a shift in client preference towards more liquid products.

The following table represents the amount of certificates of deposit by time remaining until maturity as of December 31, 2019:

	As of December 31, 2019
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$7,276	$10,684	$21,187	$22,448	$61,595
Other	8,887	44,873	10,912	8,646	73,318
Total	$16,163	$55,557	$32,099	$31,094	$134,913

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2019 and December 31, 2018, borrowings totaled $16.6 million and $21.6 million, respectively. During the year ended December 31, 2018, we redeemed our subordinated notes due 2020 with proceeds from our initial public offering. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018
Borrowings
FHLB Topeka borrowings	$10,000	$15,000
Subordinated notes	6,560	6,560
	$16,560	$21,560

FHLB Topeka. We have a blanket pledge and security agreement with FHLB Topeka that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2019 and December 31, 2018 amounted to $515.5 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $349.9 million at December 31, 2019.

As of and for the
Year Ended
December 31,
(Dollars in thousands)	2019
Short-term borrowings:
Maximum outstanding at any month-end during the period	$30,925
Balance outstanding at end of period	10,000
Average outstanding during the period	$11,904
Average interest rate during the period	2.29%
Average interest rate at the end of the period	1.94%

As of December 31, 2019, the Bank had borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2018, the Bank had borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of December 31, 2019 and December 31, 2018, there were no amounts drawn on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Year Ended
	December 31,
	2019	2018
Sources of Funds:
Deposits:
Noninterest-bearing	18.78%	20.86%
Interest-bearing	67.58	62.20
FHLB	1.03	4.44
Subordinated notes	0.55	1.03
Other liabilities	1.65	0.79
Shareholders’ equity	10.41	10.68
Total	100.00%	100.00%
Uses of Funds:
Total loans	78.58	82.52
Available-for-sale securities	4.49	4.80
Mortgage loans held for sale	3.34	2.13
Interest-bearing deposits in other financial institutions	6.85	3.68
Noninterest-earning assets	6.74	6.87
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	21.75%	25.12%
Average loans to total average deposits	91.75	100.19
Average interest-bearing deposits to total average deposits	78.25%	74.88%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $10.8 million, or 9.2%, to $127.7 million at December 31, 2019 compared to December 31, 2018.  The increase is primarily due to net income of $8.0 million, $2.3 million of stock-based compensation charges, and other comprehensive income, net of tax of $1.4. These increases were partially offset by stock repurchases of $0.7 million and $0.1 million of share awards settled.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2019 and December 31, 2018, respectively, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%	$87,291	10.55%
Consolidated Company	105,821	11.31	94,335	11.35
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	99,461	10.67	87,291	10.55
Consolidated Company	105,821	11.31	94,335	11.35
Total capital to risk-weighted assets
Bank	107,509	11.53	94,906	11.47
Consolidated Company	120,429	12.87	108,510	13.06
Tier 1 capital to average assets
Bank	99,461	8.09	87,291	8.63
Consolidated Company	$105,821	8.58%	$94,335	9.28%

Contractual Obligations and Off‑Balance Sheet Arrangements

We enter into credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments may expire without being utilized. Our exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

The following table presents future contractual obligations to make future payments for the periods indicated (amounts in thousands).

	As of December 31, 2019
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$10,000	$—	$—	$—		$10,000
Subordinated notes	—	—	—	6,560	(1)	6,560
Time deposits	103,819	18,278	12,816	—		134,913
Minimum lease payments	3,446	5,514	4,548	1,256		14,764
Total	$117,265	$23,792	$17,364	$7,816		$166,237

(1)	Reflects a contractual maturity date of December 31, 2026.

The following tables present financial instruments whose contract amounts represent credit risk, as of the dates indicated.

	December 31,
	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$32,896	$290,653	$33,571	$271,580
Standby letters of credit	1,759	24,197	40	23,508
Commitments to make loans to sell	$47,354	$—	$17,207	$—

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

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

	As of December 31, 2019		As of December 31, 2018
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
200	(2.97)%	(3.45)%	(3.48)%	(8.18)%
100	(1.18)	(0.13)	(1.12)	(2.69)
Base	—	—	—	—
−100	(0.16)	(9.99)	2.74	(0.02)
−200	0.46%	(23.51)%	0.76%	(10.68)%

The model simulations as of December 31, 2019 imply that our balance sheet is more neutral compared to our balance sheet as of December 31, 2018.

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

.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-45 of this Annual Report on Form 10-K.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Western, Financial, Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2013.

Denver, Colorado

March 12, 2020

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,180	$1,574
Interest-bearing deposits in other financial institutions	74,458	71,783
Total cash and cash equivalents	78,638	73,357

Available-for-sale securities, at fair value	58,903	43,695
Correspondent bank stock, at cost	585	2,488
Mortgage loans held for sale	48,312	14,832
Loans, net of allowance of $7,875 and $7,451	990,132	886,515
Premises and equipment, net	5,218	6,100
Accrued interest receivable	3,048	2,844
Accounts receivable	5,238	4,492
Other receivables	1,006	1,391
Other real estate owned, net	658	658
Goodwill	19,686	24,811
Other intangible assets, net	28	402
Deferred tax assets, net	5,047	4,306
Company-owned life insurance	15,086	14,709
Other assets	16,544	3,724
Intangibles held for sale	3,553	—
Total assets	$1,251,682	$1,084,324

LIABILITIES
Deposits:
Noninterest-bearing	$240,068	$202,856
Interest-bearing	846,716	734,902
Total deposits	1,086,784	937,758
Borrowings:
Federal Home Loan Bank Topeka borrowings	10,000	15,000
Subordinated notes	6,560	6,560
Accrued interest payable	299	231
Other liabilities	20,244	7,900
Liabilities held for sale	117	—
Total liabilities	1,124,004	967,449

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,940,168 and 7,968,420 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	142,797	141,359
Accumulated deficit	(14,955)	(23,199)
Accumulated other comprehensive loss	(164)	(1,285)
Total shareholders’ equity	127,678	116,875
Total liabilities and shareholders’ equity	$1,251,682	$1,084,324

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018
Interest and dividend income:
Loans, including fees	$42,045	$37,010
Investment securities	1,274	1,097
Federal funds sold and other	1,732	689
Total interest and dividend income	45,051	38,796

Interest expense:
Deposits	12,263	6,511
Other borrowed funds	727	1,661
Total interest expense	12,990	8,172
Net interest income	32,061	30,624
Less: provision for loan losses	662	180
Net interest income, after provision for loan losses	31,399	30,444

Non-interest income:
Trust and investment management fees	18,935	19,165
Net gain on mortgage loans sold	10,585	4,560
Bank fees	1,173	1,759
Risk management and insurance fees	1,205	1,296
Income on company-owned life insurance	377	393
Net gain on sale of securities	119	—
Net gain on sale of assets	183	—
Total non-interest income	32,577	27,173
Total income before non-interest expense	63,976	57,617

Non-interest expense:
Salaries and employee benefits	31,810	29,771
Occupancy and equipment	5,562	5,853
Professional services	3,519	3,451
Technology and information systems	3,973	3,982
Data processing	3,065	2,683
Marketing	1,292	1,253
Amortization of other intangible assets	374	831
Goodwill impairment	1,572	—
Other	2,617	2,371
Total non-interest expense	53,784	50,195
Income before income taxes	10,192	7,422
Income tax expense	2,183	1,775
Net income	8,009	5,647
Preferred stock dividends	—	(1,378)
Net income available to common shareholders	$8,009	$4,269
Earnings per common share:
Basic	$1.02	$0.64
Diluted	$1.01	$0.63

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018
Net income	$8,009	$5,647
Other comprehensive income (loss) items:
Net change in unrealized gains (losses) on available-for-sale securities	1,712	(482)
Reclassification adjustment for realized gains included in earnings	119	-
Total other comprehensive income (loss) items	1,831	(482)
Income tax provision
Net change in unrealized gains (losses) on available-for-sale securities	(450)	125
Reclassification adjustment for realized gains included in earnings	(25)	-
Income tax effect	(475)	125
Total other comprehensive income (loss)	1,356	(357)
Comprehensive income	$9,365	$5,290

See accompanying notes to consolidated financial statements.

 FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at January 1, 2018	20,868	41,000	5,833,456	$130,070	$(27,296)	$(928)	$101,846

Net income	—	—	—	—	5,647	—	5,647
Issuance of common stock, net of issuance costs of $4,411	—	—	1,989,017	34,450	—	—	34,450
Make whole share issuance	—	—	128,978	—	—	—	—
Preferred stock Series A-C redemption	(20,868)	—	—	(20,783)	(85)	—	(20,868)
Preferred stock Series D redemption	—	(41,000)	—	(4,054)	(46)	—	(4,100)
Other comprehensive loss, net of tax	—	—	—	—	—	(398)	(398)
Settlement of share awards	—	—	16,969	(181)	—	—	(181)
Reclassification on unrealized loss on equity securities	—	—	—	—	(41)	41	—
Stock-based compensation	—	—	—	1,857	—	—	1,857
Preferred stock dividends	—	—	—	—	(1,378)	—	(1,378)

Balance at December 31, 2018	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	8,009	—	8,009
Other comprehensive income, net of tax	—	—	—	—	—	1,356	1,356
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02	—	—	—	—	235	(235)	—
Stock repurchases	—	—	(43,698)	(743)	—	—	(743)
Stock-based compensation	—	—	—	2,291	—	—	2,291

Balance at December 31, 2019	—	—	7,940,168	$142,797	$(14,955)	$(164)	$127,678

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$8,009	$5,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,671	2,222
Deferred income tax expense (benefit)	(1,216)	1,806
Stock-based compensation	2,291	1,857
Provision for loan losses	662	180
Net amortization of investment securities	226	178
Stock dividends received on correspondent bank stock	(29)	(136)
Increase in cash surrender value of company-owned life insurance	(377)	(393)
Net gain on mortgage loans sold	(10,585)	(4,560)
Origination of mortgage loans held for sale	(640,575)	(388,348)
Proceeds from mortgage loans sold	616,154	400,865
Gain on sale of securities	(119)	—
Gain on sale of assets	(183)	—
Loss on impairment of goodwill	1,572	—
Net changes in operating assets and liabilities:
Accounts receivable	(746)	1,100
Accrued interest receivable and other assets	173	(1,051)
Accrued interest payable and other liabilities	1,559	(1,567)
Net cash provided by (used in) operating activities	(21,513)	17,800
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	9,598	13,040
Sales	7,506	—
Purchases	(31,063)	(250)
Purchases of correspondent bank stock	(1,286)	(6,609)
Redemption of correspondent bank stock	3,218	5,812
Purchases of premises and equipment	(415)	(714)
Payments received on promissory notes from related parties	—	3,701
Loan and note receivable originations and principal collections, net	(103,937)	(78,051)
Net cash used in investing activities	(116,379)	(63,071)
Cash flows from financing activities
Net change in deposits	149,026	121,641
Payments on subordinated notes	—	(6,875)
Proceeds from issuance of common stock, net	—	34,450
Repurchase of common stock	(743)	—
Settlement of restricted stock	(110)	(181)
Dividends paid on preferred stock	—	(1,378)
Redemption of preferred stock Series A-C	—	(20,783)
Redemption of preferred stock Series D	—	(4,054)
Redemption costs	—	(131)
Payments to Federal Home Loan Bank Topeka borrowings	(72,346)	(297,866)
Proceeds from Federal Home Loan Bank Topeka borrowings	67,346	284,303
Net cash provided by financing activities	143,173	109,126

Net change in cash and cash equivalents	5,281	63,855
Cash and cash equivalents, beginning of year	73,357	9,502
Cash and cash equivalents, end of period	$78,638	$73,357
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$12,922	$8,138
Cash paid for amounts included in the measurement of lease liabilities	5,351	—
Income tax payment, net of refunds received	2,476	439
Supplemental noncash disclosures:
Lease right-of-use-asset obtained in exchange for lease liabilities	16,580	—
Reclass of held for sale intangibles net of liabilities	3,436	—
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	235	—
Reclass of promissory note to loans	—	2,091
Available-for-sale reclass of equity securities	—	703
Reclass of unrealized loss on equity securities	—	41

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation: The consolidated financial statements include the accounts of First Western Financial, Inc. ("FWFI"), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly‑owned subsidiaries listed below (collectively referred to as the "Company").

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the "Bank"), First Western Capital Management Company ("FWCM"), and Ryder, Stilwell Inc. ("RSI"). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly‑owned by FWFI: First Western Merger Corporation, and RRI, LLC ("RRI"). RSI and RRI are not active operating entities.

The Company provides a fully‑integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate customers principally in Colorado (metro Denver, Aspen, Boulder, Vail and Fort Collins), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for financial information and where applicable, reporting practices prescribed for the banking and investment advisory industries.

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

Concentration of Credit Risk: Most of the Company’s lending activity is to customers located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. At December 31, 2019 and December 31, 2018, 71.7% and 73.6% of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: Investments in debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. As of December 31, 2019 and 2018, all investment securities were classified as available-for-sale. As of December 31, 2019, equity mutual funds have been recorded at fair value within the other assets line item in the consolidated balance sheet with changes recorded in the other line item in the consolidated statement of income (in thousands).

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

Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to loss on securities, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The loan loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. At December 31, 2019 and 2018, no securities were determined to be other-than-temporarily impaired.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Correspondent Bank Stock: Correspondent bank stock includes stock in both the Federal Home Loan Bank of Topeka ("FHLB Topeka") and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the stock and therefore, no quoted market values exist. For financial reporting purposes, this stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. No impairment was recorded at December 31, 2019 and 2018. Both cash and stock dividends are reported as income when received.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded and charged to earnings. Servicing rights are released when the associated mortgage loans are sold. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs and recoveries, net of deferred loan fees and costs, and the allowance for loan losses. Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income, using the level yield method without anticipating prepayments, over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees net of certain direct origination costs on commitments and letters of credit are amortized to interest income over the commitment period.

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

Troubled Debt Restructurings: A troubled debt restructuring ("TDR") is a loan the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower the Company would not otherwise consider.

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to (i) a reduction in the stated interest rate of the loan, (ii) an extension of the maturity date of the loan at an interest rate below market, or (iii) a reduction of the accrued interest.

Loan modifications granted by the Company are reviewed on a case-by-case basis to determine if they should be considered a restructured loan.

Allowance for Loan Losses: The Company’s reserve for loan losses is an estimate of the probable incurred loan losses and is comprised of (i) the allowance for loan losses and (ii) the reserve for unfunded commitments. The reserve for unfunded commitments is included in other liabilities in the accompanying consolidated balance sheets and the loan balances in the accompanying consolidated balance sheets are reported net of the allowance for loan losses. The allowance for loan losses is established through a provision for loan losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.

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

TDR and non-accrual loans are separately evaluated for impairment and included in the separately identified impairment disclosures. If cash flow dependent, TDR and non-accrual loans will be measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR or non-accrual loan is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDR and non-accrual loans that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting all scheduled principal and interest payments. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The allowance for loan losses is comprised of specific loan loss reserves and general loan loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general loan loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general loan loss reserve is based on historical loss experiences adjusted for eight qualitative factors on all loans in the portfolio not considered impaired. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans. The eight qualitative factors the Company considers are:

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

•

Commercial Real Estate ("CRE"), Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.

•

Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.

The reserve for unfunded commitments represents the estimate for probable loan losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include commercial and standby letters of credit, unused lines of credit, and unfunded loan commitments expected to be funded.

The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for loan losses, adjusted for estimated funding probabilities. Changes to the level of the reserve for unfunded commitments are recognized through the provision for loan losses for off-balance sheet credit exposures, included in other operational expenses in the accompanying consolidated statements of income.

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

Premises and Equipment: Premises and equipment are carried at cost, net of accumulated depreciation, with the exception of artwork, which is carried at cost. Leasehold improvements are depreciated using the straight-line method and recognized over the shorter of the lease term or estimated useful lives of the assets, ranging from 4 to 15 years. Furniture/equipment and software are depreciated using the straight-line method and recognized over the estimated useful lives of the assets, ranging from 3 to 8 years.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their implied fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on a straight-line basis over periods representing the estimated remaining lives of the assets of one to fifteen years, and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. At December 31, 2019, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.

Accounts Receivable: Accounts receivable represents the billed but unpaid fees from trust and investment advisory services owed by clients, which are typically calculated as a percentage of average invested balances. The majority of the Company’s investment advisory clients are billed quarterly in arrears based on the daily average balance in the client’s trust or investment accounts for that quarter.

Other Receivables: Other accounts receivable represents compensation paid to employees that is contingent on future employment and recognized in the consolidated statements of income over the estimated service period and sales of investments and assets in which the Company has obtained a firm commitment as of the balance sheet dates.

Leases:  Leases represent a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company adopted Accounting Standards Update (“ASU”) 2016-02 – Leases as of January 1, 2019 and recognized lease liabilities and right-of-use assets of $16.6 million and $12.9 million, respectively, on the adoption date.

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

Stock-Based Compensation: The Company has stock-based compensation plans that provide for the granting of stock options, restricted stock awards, restricted stock units and performance stock units to associates and non-associate directors who perform services for the Company. The Company estimates the fair value of its stock option awards on the date of grant using the Black-Scholes option-pricing model. The Company determines the fair value of the restricted and performance stock units as well as restricted stock awards based on the estimated market value of the underlying shares at the date of grant.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s policy is to recognize forfeitures as they occur.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale, net of taxes, which is also recognized as a separate component of equity.

Earnings per Common Share: Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during each period. See Note 13 – Earnings Per Common Share for the common share equivalents that have been included and excluded from the calculation of earnings per common share.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17 – Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), Trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees earned with respect to investment management contracts. Receivables are recorded on the consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the consolidated statement of operations for the year ended December 31, 2019 are considered in scope of Topic 606.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements of $15.1 million at December 31, 2019.

Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the end of the Company’s fiscal year ended December 31, 2019.

On January 1, 2019, the Company adopted ASU 2016-02 “Leases (Topic 842)” and subsequent amendments thereto, which requires the Company to recognize most leases on the balance sheet. We adopted the standard under a modified retrospective approach as of the date of adoption and elected to apply several of the available practical expedient, including:

•	Carry-over of historical lease determination and lease classification conclusions
•	Carry-over of historical initial direct cost balances for existing leases
•	Accounting for lease and non-lease components in contracts in which the Company is a lessee as a single lease component

Adoption of the leasing standard resulted in the recognition of operating right-of-use assets of $12.9 million, and operating lease liabilities of $16.6 million as of January 1, 2019. These amounts were determined based on the present value of remaining minimum lease payments, discounted using the Company’s incremental borrowing rate as of the date of adoption. There was no material impact to the timing of expense or income recognitions in the Company’s Consolidated Income Statements. Prior periods were not restated and continue to be presented under legacy GAAP. See Note 8 – Leases, for further information.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)  ("ASU 2018-02"). ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 was effective for the Company beginning January 1, 2019 and did not have a significant impact on the financial statements and disclosures. The Company elected the optional reclassification to retained earnings for the stranded tax effects, as reflected on the Statement of Shareholders’ Equity.

Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326)  ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings and the allowance for loan losses as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 will be effective for most public companies on January 1, 2020.

On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies ("SRCs") as defined by the SEC. The Company is designated as a SRC with the SEC. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. The proposal approved by the FASB has led to the creation of a framework for future standard setting where two "buckets" are used, allowing at least a two-year difference in the effective dates for major standards. The "buckets" the FASB proposed are SEC filers other than SRCs and all other companies including SRCs.

During 2019, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, customer and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge of the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2021, with earlier adoption permitted and is not expected to have a significant impact on the financial statements and disclosures.

NOTE 2 – ACQUISITIONS

On August 18, 2017, the Company entered into an Asset Purchase Agreement (the "Mortgage Purchase Agreement") with EMC Holdings, LLC ("EMC") whereby the Company acquired assets related to the mortgage operations of the Englewood Mortgage Company, a residential mortgage loan origination company. The Company accounted for the acquisition of EMC as a business combination. The purpose of the acquisition was to expand the Company’s mortgage capabilities and enhance the products and services offered within the markets the Company serves.

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

The Company also issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards  ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company.

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive loss as of December 31, 2019 and December 31, 2018 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	45,490	157	(335)	45,312
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	2,935	11	(29)	2,917
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	35,591	8	(1,597)	34,002
FNMA	4,076	2	(208)	3,870
Securities issued by U.S. government sponsored entities and agencies	4,525	—	(223)	4,302
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,281	1	(11)	1,271
Total securities available-for-sale	$45,723	$11	$(2,039)	$43,695

Net amortization of premiums and discounts related to mortgage securities during each of the years ended December 31, 2019 and 2018 was $0.2 million and is included in interest income.

In 2014 the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During 2019 and 2018, the Company invested $0.4 million and $0.3 million, respectively, in SBIC. At December 31, 2019 the Company held a balance of $1.6 million with SBIC, which is included in other assets in the accompanying consolidated balance sheets.  The Company may be obligated to invest up to an additional $1.4 million in future SBIC investments.

At December 31, 2019, the amortized cost and estimated fair value of available‑for‑sale securities, excluding SBIC, have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands).

	Amortized	Fair
December 31, 2019	Cost	Value
Due after one year through five years	$250	$254
Securities (agency and CMO)	58,850	58,649
Total	$59,100	$58,903

At December 31, 2019 and December 31, 2018, securities with carrying values totaling $5.5 million and $5.4 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At December 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

At December 31, 2019 and December 31, 2018,  twenty-six  securities and thirty-three securities were in an unrealized loss position, with unrealized losses totaling $0.4 million and $2.0 million, respectively. Three of the securities in an unrealized loss position at December 31, 2019 have been in a continuous unrealized loss position for more than twelve months, the remaining securities in a loss position have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at December 31, 2019.

The following table summarizes securities with unrealized losses at December 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
GNMA	$28,203	$(193)	$4,450	$(142)	$32,653	$(335)
FNMA	—	—	2,347	(29)	2,347	(29)
Corporate CMO and MBS	7,780	(45)	—	—	7,780	(45)
Total	$35,983	$(238)	$6,797	$(171)	$42,780	$(409)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
GNMA	$201	$—	$32,696	$(1,597)	$32,897	$(1,597)
FNMA	436	(3)	3,215	(205)	3,651	(208)
Securities issued by U.S. government sponsored entities and agencies	—	—	4,302	(223)	4,302	(223)
Corporate CMO and MBS	1,145	(9)	63	(2)	1,208	(11)
Total	$1,782	$(12)	$40,276	$(2,027)	$42,058	$(2,039)

The Company sold $7.5 million of securities and realized $0.1 million of gains and realized no  losses, from the sale of securities using the specific identification method for the year ended December 31, 2019. The Company did not sell any securities during the year ended December 31, 2018.

NOTE 4 – CORRESPONDENT BANK STOCK

The following presents the Company’s investments in correspondent bank stock, at cost, as of the dates noted (in thousands):

	December 31,
	2019	2018
FHLB Topeka	$559	$2,413
BBW	26	75
Total	$585	$2,488

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	December 31,	December 31,
	2019	2018
Cash, Securities and Other	$146,701	$114,165
Construction and Development	28,120	31,897
1-4 Family Residential	400,134	350,852
Non-Owner Occupied CRE	165,179	173,741
Owner Occupied CRE	127,968	108,480
Commercial and Industrial	128,457	113,660
Total loans	996,559	892,795
Deferred costs, net	1,448	1,171
Allowance for loan losses	(7,875)	(7,451)
Loans, net	$990,132	$886,515

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of December 31, 2019 and December 31, 2018 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$525	$—	$—	$525	$146,176	$146,701
Construction and Development	—	—	—	—	28,120	28,120
1-4 Family Residential	5,688	—	—	5,688	394,446	400,134
Non-Owner Occupied CRE	—	—	—	—	165,179	165,179
Owner Occupied CRE	—	—	—	—	127,968	127,968
Commercial and Industrial	—	3,110	907	4,017	124,440	128,457
Total	$6,213	$3,110	$907	$10,230	$986,329	$996,559

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$331	$—	$11,252	$11,583	$102,582	$114,165
Construction and Development	—	—	—	—	31,897	31,897
1-4 Family Residential	—	—	1,217	1,217	349,635	350,852
Non-Owner Occupied CRE	567	—	—	567	173,174	173,741
Owner Occupied CRE	—	—	—	—	108,480	108,480
Commercial and Industrial	—	—	1,735	1,735	111,925	113,660
Total	$898	$—	$14,204	$15,102	$877,693	$892,795

At December 31, 2018, the Company had a 1‑4 family residential loan totaling $1.2 million which was more than 90 days delinquent, accruing interest, and in the process of collection. The Company foreclosed on this loan in 2019 and prior to taking possession of the assets the balance was paid in full.

Non‑Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	December 31,	December 31,
	2019	2018
Cash, Securities and Other	$2,803	$11,252
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	4,412	1,735
Total	$7,215	$12,987

At December 31, 2019,  the non-accrual loans listed above included four loans classified as a TDR with a recorded investment totaling $7.2 million. At December 31, 2018, the non-accrual loans listed above included two loans classified as a TDR with a recorded investment totaling $13.0 million. Non‑accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	December 31,	December 31,
	2019	2018
Accruing
Commercial and Industrial	$5,055	$4,848
Non-accrual
Cash, Securities, and Other	2,803	11,252
Commercial and Industrial	4,412	1,735

Allowance for loan associated with TDR	(833)	(940)
Net recorded investment	$11,437	$16,895

At December 31, 2019,  the Company extended an additional $0.2 million to a Commercial and Industrial borrower with a loan classified as a TDR for operational needs as allowed under the commitment. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in exchange for this additional funding. At December 31, 2018, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company modified one borrower relationship with two loans into a TDR during the year ended December 31, 2019. The borrower, who has loans that are classified as Commercial and Industrial, was not making payments in accordance with the original contract terms. Both loans were placed on non-accrual and classified as a TDR at December 31, 2019. The modification of one loan included an extension of maturity date that the Company would not have otherwise considered as a result of the Borrower’s difficulties. The extension of maturity was for a period of approximately nine months.

The Company modified two loans into a TDR during the year ended December 31, 2018. The modification of two loans in TDR performed during the year ended December 31, 2018 included an extension of the maturity dates at the same rates as before that the Company would not have otherwise considered as a result of the Borrowers’ financial difficulties. The extensions ranged from three months to a year.

Two of the loans classified as TDRs have defaulted on the modified terms of the agreements during the year ended December 31, 2019. All loans classified as TDRs were making payments in accordance with their modified terms during the year ended December 31, 2018.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	December 31, 2019			December 31, 2018
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Commercial and Industrial	$4,412	$4,412	$833	$1,735	$1,735	$940
Total	$4,412	$4,412	$833	$1,735	$1,735	$940

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$2,803	$2,803	$—	$11,252	$11,252	$—
Commercial and Industrial	5,055	5,055	—	4,848	4,848	—
Total	$7,858	$7,858	$—	$16,100	$16,100	$—

Total impaired loans:
Cash, Securities, and Other	$2,803	$2,803	$—	$11,252	$11,252	$—
Commercial and Industrial	9,467	9,467	833	6,583	6,583	940
Total	$12,270	$12,270	$833	$17,835	$17,835	$940

The recorded investment in loans in the previous tables excludes accrued interest and deferred loan fees and costs due to their immateriality.

The average balance of impaired loans and interest income recognized on impaired loans during the years ended December 31, 2019 and 2018 are included in the table below (in thousands):

	Year Ended December 31,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$1,686	$—	$922	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$6,217	$—	$4,506	$—
Commercial and Industrial	4,499	427	970	34
Total	$10,716	$427	$5,476	$34

Total impaired loans:
Cash, Securities, and Other	$6,217	$—	$4,506	$—
Commercial and Industrial	6,185	427	1,892	34
Total	$12,402	$427	$6,398	$34

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) loan losses	532	(32)	298	(88)	122	(170)	662
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	10	—	—	—	—	—	10
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Allowance for loan losses at December 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$833	$833
Collectively	1,058	200	2,850	1,176	911	847	7,042
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Loans at December 31, 2019, evaluated for impairment:
Individually	$2,803	$—	$—	$—	$—	$9,467	$12,270
Collectively	143,898	28,120	400,134	165,179	127,968	118,990	984,289
Ending balance	$146,701	$28,120	$400,134	$165,179	$127,968	$128,457	$996,559

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2018
Beginning balance	$1,066	$202	$2,283	$1,433	$751	$1,552	$7,287
Provision for (recovery of) loan losses	(286)	30	269	(169)	38	298	180
Charge-offs	(16)	—	—	—	—	—	(16)
Recoveries	—	—	—	—	—	—	—
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Allowance for loan losses at December 31, 2018 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$940	$940
Collectively	764	232	2,552	1,264	789	910	6,511
Ending balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451

Loans at December 31, 2018, evaluated for impairment:
Individually	$11,252	$—	$—	$—	$—	$6,583	$17,835
Collectively	102,913	31,897	350,852	173,741	108,480	107,077	874,960
Ending balance	$114,165	$31,897	$350,852	$173,741	$108,480	$113,660	$892,795

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2019 and December 31, 2018 (in thousands):

		Special
December 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701
Construction and Development	28,120	—	—	28,120
1-4 Family Residential	395,224	—	4,910	400,134
Non-Owner Occupied CRE	164,021	1,158	—	165,179
Owner Occupied CRE	127,968	—	—	127,968
Commercial and Industrial	114,241	—	14,216	128,457
Total	$973,472	$1,158	$21,929	$996,559

		Special
December 31, 2018	Pass	Mention	Substandard	Total
Cash, Securities and Other	$102,913	$—	$11,252	$114,165
Construction and Development	31,897	—	—	31,897
1-4 Family Residential	349,635	—	1,217	350,852
Non-Owner Occupied CRE	165,164	8,117	460	173,741
Owner Occupied CRE	108,480	—	—	108,480
Commercial and Industrial	100,929	—	12,731	113,660
Total	$859,018	$8,117	$25,660	$892,795

NOTE 6 – PREMISES AND EQUIPMENT, NET

The following presents a summary of the cost and accumulated depreciation of premises and equipment at December 31 (in thousands):

	2019	2018
Leasehold improvements, including artwork	$10,174	$10,026
Equipment and software	4,658	6,916
Gross premise and equipment	14,832	16,942
Less: accumulated depreciation	(9,614)	(10,842)
Premises and equipment, net	$5,218	$6,100

During the year ended December 31, 2019, the Company retired leasehold improvements, equipment and software in the amount of $2.5 million that were fully depreciated and no longer in service. Assets retired in the amount of $2.2 million originated in the Wealth Management segment and assets retired in the amount of $0.3 million originated in the Capital Management segment.

Depreciation expense for premises and equipment for the years ended December 31, 2019 and 2018 totaled  $1.3 million and $1.4 million, respectively.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows (in thousands):

	Wealth	Capital
	Management	Management	Consolidated
Balance at December 31, 2018	$15,994	$8,817	$24,811
Impairment	—	(1,572)	(1,572)
Reclass of goodwill held for sale	—	(3,553)	(3,553)
Balance at December 31, 2019	$15,994	$3,692	$19,686

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. During the second quarter of 2019, the Company received an unsolicited offer to purchase its Los Angeles-based fixed income team, a portion of the Capital Management segment. This resulted in performing an interim goodwill analysis and we recorded a goodwill impairment loss of $1.6 million during the second quarter of 2019 in the Capital Management segment.

Additionally, goodwill was allocated based on the relative fair value for the portion of the segment held for sale, in the amount of $3.6 million, and was reclassified to assets held for sale at the end of the third quarter 2019. The remaining value of goodwill in the Capital Management segment is $3.7 million.

At October 31, 2019, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company proceeded to complete the two-step impairment test.

Step 1 of the goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform the second step to the impairment test.

Our Step 1 goodwill impairment analysis as of October 31, 2019, indicated that the Step 2 analysis was unnecessary.

At December 31, 2019, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was not more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test.

The following presents the Company’s intangible assets and related accumulated amortization as of December 31 (in thousands):

	December 31,	December 31,
	2019	2018
Other intangibles	$4,540	$9,327
Less accumulated amortization on other intangibles	(4,512)	(8,925)
Other intangible assets, net	$28	$402

During the year ended December 31, 2019, the Company retired intangible assets in the amount of $4.8 million that were fully amortized and no longer in service. All intangible assets retired originated in the Capital Management segment.

Amortization expense on definite-lived customer relationship and non-compete intangible assets for the years ended December 31, 2019 and 2018, was $0.4 million and $0.8 million, respectively. The following presents the expected amortization expense on definite-lived intangible assets existing at December 31, 2019 (in thousands):

Year	Expense
2020	$9
Thereafter	19
Total	$28

NOTE 8 - LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company adopted ASC 842 on January 1, 2019 and recorded an initial right-of-use asset and related lease liability of $12.9 million and $16.6 million, respectively, on the adoption date. There was no cumulative effect upon adoption.

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

The following table presents the classification of the right-of-use asset and corresponding liability within the consolidated balance sheet. The Company elected to not include short-term leases with initial terms of twelve months or less, on the consolidated balance sheet (in thousands).

		December 31,
		2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,308

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$13,480

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

	December 31,
	2019
Weighted-Average Remaining Lease Term
Operating leases	4.91	years

Weighted-Average Discount Rate
Operating leases	3.71%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs (in thousands).

Year Ended
December 31, 2019
Lease Costs
Operating lease cost	$3,186
Variable lease cost	1,513
Sublease income	(397)
Lease costs, net	$4,302

The Company recognized lease costs, which includes rent expense, in occupancy and equipment expense in the accompanying consolidated statements of income of  $4.7 million for the year ended December 31, 2019.

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of December 31, 2019 (in thousands).

Year	Operating Leases
2020	$3,446
2021	2,839
2022	2,675
2023	2,358
2024	2,190
Thereafter	1,256
Total future minimum lease payments	$14,764
Less: Imputed interest	(1,284)
Present value of net future minimum lease payments	$13,480

Total rent expense for the years ended December 31, 2019 and 2018 totaled $3.2 million and $2.8 million, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

NOTE 9 - DEPOSITS

The following presents the Company’s interest bearing deposits at the dates noted (in thousands):

	December 31,	December 31,
	2019	2018
Money market deposit accounts	$615,575	$489,506
Time deposits	134,913	178,743
Negotiable order of withdrawal accounts	91,921	64,853
Savings accounts	4,307	1,800
Total interest bearing deposits	$846,716	$734,902
Aggregate time deposits of $250,000 or greater	$61,596	$83,550

Overdraft balances classified as loans totaled an immaterial amount and $0.3 million at December 31, 2019 and December 31, 2018, respectively.

The following presents the scheduled maturities of all time deposits for the next five years ending December 31 (in thousands):

Year Ending	Time Deposits
2020	$103,819
2021	9,516
2022	8,762
2023	11,639
2024	1,177
Thereafter	—
Total	$134,913

NOTE 10 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of

December 31, 2019 and December 31, 2018 amounted to $515.5 million and $475.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $349.9 million at December 31, 2019. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		December 31,	December 31,
Maturity Date	Rate %	2019	2018
August 2, 2019	2.65	—	5,000
August 26, 2020	1.94	10,000	10,000
Total		$10,000	$15,000

As of December 31, 2019, the Bank had borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2018, the Bank had borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $13.0 million, and $25.0 million. As of December 31, 2019 and December 31, 2018, there were no amounts outstanding on any of the federal funds lines.

The Company’s borrowing facilities included various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies (see Note 22 – Regulatory Capital Matters). As of December 31, 2019 and December 31, 2018, the Company was in compliance with the covenant requirements.

Subordinated Notes

As of December 31, 2019 and 2018, subordinated notes (the "2016 Sub Notes") issued to various investors totaled $6.6 million. The 2016 Sub Notes accrue interest at a rate of 7.25% per annum until December 31, 2021, at which time the rate will adjust each quarter to the then current 90 day London Interbank Offered Rate ("LIBOR") plus 587 basis points, mature on December 31, 2026, are redeemable at the option of the Company after January 1, 2022, and pay interest quarterly.

Effective July 26, 2018, the Company redeemed all of its subordinated notes due 2020 for an aggregate redemption price of $6.9 million, including accrued and unpaid interest. The subordinated notes due 2020 were redeemed using the proceeds from the Company’s initial public offering, which closed on July 23, 2018.

For the years ended December 31, 2019 and 2018, the Company recorded $0.5 million and $0.8 million, respectively, of interest expense related to the 2016 Sub Notes and 2012 Sub Notes. The 2016 Sub Notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.

Promissory and Credit Note

On June 30, 2019, the Company entered into an Amended and Restated Promissory Note (the "Promissory Note") and an Amended and Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner. The Credit Note is secured by stock of the Bank and bears interest at the 30 day LIBOR plus 3.5%. The Promissory Note is secured by stock of the Bank and bears interest at the 30 day LIBOR plus 4.0%. As of December 31, 2019, there were no amounts outstanding on either the Promissory Note or the Credit Note and the borrowing capacity associated with these facilities was $10.0 million.  As of December 31, 2018, there were no amounts outstanding on either the Promissory Note or the Credit Note and the borrowing capacity associated with these facilities was $7.2 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Bank is party to credit‑related financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments may expire without being utilized. The Bank’s exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Bank follows the same credit policies in making commitments as it does for on‑balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	December 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$32,896	$290,653	$33,571	$271,580
Standby letters of credit	1,759	24,197	40	23,508
Commitments to make loans to sell	$47,354	$—	$17,207	$—

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

Commitments to make loans are agreements to lend to a customer provided there is no violation of any condition within the contract. Commitments to make loans generally have fixed expiration dates or other termination clauses. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements. As of December 31, 2019 and 2018 there were no commitments to make loans.

Litigation, Claims and Settlements

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

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non‑vested restricted stock) held.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51 and as of December 31, 2019,  256,302 shares may yet be purchased under the program.

During the year ended December 31, 2019 the Company sold no shares of common stock. During the year ended December 31, 2018, the Company sold 67,242 shares of its common stock through Private Placement Memorandums resulting in proceeds to the Company of $1.9 million (net of issuance costs of $0.1 million).

On July 23, 2018, the Company completed its initial public offering of 1,921,775 shares of its common stock at a price of $19.00 per share, which included 296,250 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of common stock from the Company, resulting in net proceeds of $32.5 million (net of issuance costs of $4.4 million).

Effective July 26, 2018, the Company redeemed at par value all of its outstanding shares of preferred stock, which consisted of 8,559 shares of Series A preferred stock, 428 shares of Series B preferred stock, 11,881 shares of Series C preferred stock, and 41,000 shares of Series D preferred stock. The aggregate redemption amount for the preferred stock was $25.0 million. The preferred stock was redeemed using the proceeds from the Company’s completed initial public offering, which closed on July 23, 2018.

Certain of our common stock holders received Make Whole Rights pursuant to an Investor Agreement in connection with the conversion of Series D preferred stock into common stock and our private placement conducted from August 2017 to February 2018, which entitled the holder of such Make Whole Rights to, among other things, receive additional shares of our common stock ("Make Whole Shares"), subject to the satisfaction of the conditions of the Investor Agreements. As a result, the Company issued 128,978 Make Whole Shares on September 10, 2018. The Company’s issuance of the Make Whole Shares was exempt from the registration statement of the Securities Act pursuant to Section 4(a)(2) thereof.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards  ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company.  During the year ended December 31, 2019, the Company recognized compensation expense of $0.6 million, representing 38,518 shares with 14,114 shares remaining to vest, related to the performance based awards.

As of December 31, 2019 and 2018,  the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the years ended December 31, 2019 and 2018,  the Company has recognized compensation expense of $0.9 million and $0.3 million, respectively, for the Restricted Stock Awards. As of December 31, 2019, the Company has $1.4 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of 1.2 years. Restricted Stock Awards of 33,070 vested during the year ended December 31, 2019.

Stock‑Based Compensation Plans

As of December 31, 2019, there were a total of 652,269 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the First Western 2008 Stock Incentive Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the Company recognized stock‑based compensation expense of $0.3 million and $0.5 million, respectively. As of December 31, 2019, the Company has $0.3 million of unrecognized stock‑based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted‑average period of approximately 0.6 years.

The following summarizes activity for nonqualified stock options for the year ended December 31, 2019:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	465,947	$28.84
Granted	—	—
Exercised	—	—
Forfeited or expired	(46,750)	$27.22
Outstanding at December 31, 2019	419,197	$29.02	3.6	(a)
Options fully vested / exercisable at December 31, 2019	394,020	$29.24	3.4	(a)

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of December 31, 2019 and December 31, 2018, there were 394,020 and 402,872 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten  years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock‑based compensation. During the year ended December 31, 2019, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the year ended December 31, 2019:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at December 31, 2018	184,369	15,932	17,258
Granted	74,343	62,569	—
Vested	(23,281)	—	—
Forfeited	(25,987)	(9,075)	(2,396)
Outstanding at December 31, 2019	209,444	69,426	14,862

During the year ended December 31, 2019, the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes. During the year ended December 31, 2018, the Company issued 16,969 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,313 shares were surrendered with a combined market value at the dates of settlement of $0.2 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted Time Vesting Units of 3,779 with a five‑year service period in 2019 that vest in equal installments of 50% on the third and fifth anniversaries of the grant date, assuming continuous employment through the scheduled vesting dates. The Company granted 70,564 Time Vesting Units with a five year service period in 2019, which vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2019 have a weighted‑average grant‑date fair value of $13.93 per unit. During both years ended December 31, 2019 and 2018,  the Company recognized compensation expense of $1.0 million for the Time Vesting Units. As of December 31, 2019, there was $3.4 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted‑average period of 1.9  years.

Financial Performance Units Granted Prior to 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2021. As of December 31, 2019, the Company is accruing at the target threshold of 100% for 50% of the awards and at 50% for the remainder. The amount of shares that could have been issued as of December 31, 2019 was approximately 10,000 shares. During the years ended December 31, 2019 and 2018, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of December 31, 2019, there was $0.2 million of unrecognized compensation expense related to the Financial Performance Units. As of December 31, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 2.0 years.

Financial Performance Units Granted in 2019

In 2019, the Company granted an additional 62,569 Financial Performance Units to officers and other key employees. All Financial Performance Units granted in 2019, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of December 31, 2019, the Company is accruing at the target threshold of 100%  for the awards. The amount of shares that could have been issued as of December 31, 2019 was approximately 56,000 shares. During the year ended December 31, 2019, the Company recognized compensation expense of $0.1 million for the Financial Performance Units. As of December 31, 2019, there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units. As of December 31, 2019, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 4.0 years.

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

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During years ended December 31, 2019 and 2018, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of December 31, 2019, there was $0.4 of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of 2.5 years.

NOTE 13 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Earnings per common share - Basic
Numerator:
Net income	$8,009	$5,647
Dividends on preferred stock	—	(1,378)
Net income available for common shareholders	$8,009	$4,269

Denominator:
Basic weighted average shares	7,890,266	6,712,754
Earnings per common share - basic	$1.02	$0.64

Earnings per common share - Diluted
Numerator:
Net income	$8,009	$5,647
Dividends on preferred stock	—	(1,378)
Net income available for common shareholders	$8,009	$4,269

Denominator:
Basic weighted average shares	7,890,266	6,712,754
Diluted effect of common stock equivalents:
Stock options	—	15,645
Time Vesting Units	9,315	11,131
Financial Performance Units	2,071	4,879
Market Performance Units	13,309	7,217
Restricted Stock Awards	—	2,632
Total diluted effect of common stock equivalents	24,695	41,504
Diluted weighted average shares	7,914,961	6,754,258
Earnings per common share - diluted	$1.01	$0.63

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. For the years ended December 31, 2019 and 2018, potentially dilutive securities excluded from the diluted loss per share calculation are as follows:

	Year Ended December 31,
	2019	2018
Stock options	433,572	339,199
Convertible Preferred D shares	—	75,850
Time Vesting Units	144,560	88,333
Financial Performance Units	35,256	8,069
Restricted Stock Awards	78,202	34,642
Total potentially dilutive securities	691,590	546,093

NOTE 14 - INCOME TAXES

The components of the Company’s income tax expense (benefit) as of December 31 (in thousands):

	2019	2018
Current:
Federal	$3,076	$(118)
State and local	323	87
Total current tax expense (benefit)	3,399	(31)
Deferred:
Federal	$(1,338)	$1,567
State and local	122	239
Total deferred tax expense (benefit)	(1,216)	1,806
Income tax expense	$2,183	$1,775

The following is a reconciliation of income taxes reflected on the statements of income for the years ended December 31 with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes (in thousands):

	2019		2018
Income tax expense computed at 21% statutory rate	$2,140		$1,558
Differences:
Permanent differences	(30)		(89)
State taxes, net of federal expense	394		258
Other, net	(321)	(1)	48
Income tax expense	$2,183		$1,775

(1)	Includes the impact of R&D tax credits.

The following were the principal components of the Company’s deferred tax items as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$545	$995
Allowance for loan losses	1,925	1,921
Deferred rent	797	960
Stock-based compensation	1,400	1,277
Allowance for losses on other real estate owned	438	461
Other intangible assets	723	747
Unrealized losses on securities	55	530
Accrued Bonuses	474	127
Loan fees	352	245
Other	685	310
Total deferred tax assets	7,394	7,573
Deferred tax liabilities:
Goodwill	$(1,354)	$(1,772)
Depreciation	(961)	(980)
Other	(32)	(515)
Total deferred tax liabilities	(2,347)	(3,267)
Net deferred tax asset	$5,047	$4,306

The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2019, the Company has $0.7 million of California NOLs available for utilization. In general, a corporation’s ability to utilize its NOL carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

The Company identified no material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months. The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2016 and forward. There are no federal or state tax examinations currently in progress.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2019 and 2018, the Company expensed matching contributions to the plan totaling $0.7 million and $0.6 million, respectively. The Company did not pay any expenses attributable to the plan during the years ended December 31, 2019 and 2018.

NOTE 16 – RELATED‑PARTY TRANSACTIONS

The Bank extends credit under Regulation O to certain covered parties including Company directors, executive officers and their affiliates. At December 31, 2019 and December 31, 2018, there were no delinquent or non‑performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	December 31, 2019	December 31, 2018
Balance, beginning of year	$2,659	$14,077
Funded loans	9,118	1,466
Payments collected	(8,579)	(9,386)
Changes in related parties	—	(3,498)
Balance, end of year	$3,198	$2,659

Deposits from related parties held by the Bank at December 31, 2019 and December 31, 2018 totaled $28.5  million and $36.7 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the years ended December 31, 2019 and 2018, the Company incurred $0.3 million and $0.3 million, respectively, of expense related to these leases.

The Company earned trust and investment management fees of $0.2 million and $0.1 million from related parties during the years ended December 31, 2019 and 2018. Assets under management for those related parties totaled $137.1 million and $89.3 million at December 31, 2019 and 2018, respectively.

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

NOTE 17 - FAIR VALUE

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

There were no transfers between levels during 2019 or 2018. The Company used the following methods and significant assumptions to estimate fair value:

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

The following presents assets measured on a recurring basis at December 31, 2019 and December 31, 2018 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
GNMA	—	45,312	—	45,312
FNMA	—	2,917	—	2,917
Corporate CMO and MBS	—	10,420	—	10,420
Total securities available-for-sale	$254	$58,649	$—	$58,903
Equity securities	$713	$—	$—	$713
Interest rate lock and forward delivery commitments	$—	$1,184	$—	$1,184

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$—	$250
GNMA	—	34,002	—	34,002
FNMA	—	3,870	—	3,870
Securities issued by U.S. government sponsored entities and agencies	—	4,302	—	4,302
Corporate CMO and MBS	—	1,271	—	1,271
Total securities available-for-sale	$250	$43,445	$—	$43,695
Equity securities	$693	$—	$—	$693
Interest rate lock and forward delivery commitments	$—	$890	$—	$890

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of December 31, 2019 and December 31, 2018, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, the Federal National Mortgage Association or the Small Business Administration. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Other real estate owned is evaluated annually for additional impairment and adjusted accordingly.

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

The following presents assets measured on a nonrecurring basis as of December 31, 2019 and December 31, 2018 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$3,579	$3,579

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$795	$795

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At December 31, 2019, other real estate owned remained unchanged from December 31, 2018 and had a carrying amount of $0.7  million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At December 31, 2019,  total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.4 million with valuation allowances of $0.8 million and were classified as Level 3. As of December 31, 2018, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.7 million with valuation allowances of $0.9 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $0.8 million and $0.9 million for the year ended December 31, 2019 and December 31, 2018. The Bank charged off $0.2 million during the year ended December 31, 2019 from the specific reserve. During the year ended December 31, 2018 no charge offs occurred affecting the provision.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring, the significant unobservable inputs used in the fair value measurements were as follows (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal Value	Discount	50% (50%)
			Commission and Cost to Sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	$3,579	Sales comparison, Market Approach - Guideline Transaction Method	Management discount for asset/property type	0% - 50% (23%)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal Value	Discount	50% (50%)
			Commission and Cost to Sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	$795	Discounted Cash Flow	Discount Rate	9% (9%)

The following presents carrying amounts and estimated fair values for financial instruments as of December 31, 2019 and December 31, 2018 (in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,638	$78,638	$—	$—
Securities available-for-sale	58,903	254	58,649	—
Loans, net	990,132	—	—	974,142
Mortgage loans held for sale	48,312	—	48,312	—
Accrued interest receivable	3,048	—	3,048	—
Other assets	713	713	—	—
Liabilities:
Deposits	$1,086,784	$—	$1,089,261	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	10,000	—	10,003	—
2016 subordinated notes – fixed-to-floating rate	6,560	—	—	6,004
Accrued interest payable	299	—	299	—

	Carrying	Fair Value Measurements Using:
December 31, 2018	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$73,357	$73,357	$—	$—
Securities available-for-sale	43,695	250	43,445	—
Loans, net	886,515	—	—	868,828
Mortgage loans held for sale	14,832	—	14,832	—
Accrued interest receivable	2,844	—	2,844	—
Other assets	693	693	—	—
Liabilities:
Deposits	$937,758	$—	$940,039	$—
Borrowings:
FHLB Topeka Borrowings – fixed rate	15,000	—	14,833	—
2016 subordinated notes – fixed-to-floating rate	6,560	—	—	6,434
Accrued interest payable	231	—	231	—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows.

Cash and Cash Equivalents and Restricted Cash: The carrying amounts of cash and cash equivalents and restricted cash approximate fair values as maturities are less than 90 days and balances are generally in accounts bearing current market interest rates.

Loans, net: The fair values for all fixed-rate and variable-rate performing loans were estimated using the income approach and by discounting the projected cash flows of such loans. Principal and interest cash flows were projected based on the contractual terms of the loans, including maturity, contractual amortization and adjustments for prepayments and expected losses, where appropriate. A discount rate was developed based on the relative risk of the cash flows, taking into account the loan type, maturity and a required return on capital.

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

NOTE 18 –  INTANGIBLE ASSETS AND OTHER LIABILITIES CLASSIFIED AS HELD FOR SALE

During the year ended December 31, 2019, Company was actively seeking to sell its Los Angeles-based fixed income portfolio management team and certain advisory and sub-advisory arrangements. Management will continue to evaluate opportunities to divest the Los Angeles-based fixed income portfolio management team and therefore these assets and liabilities are classified as a disposal group held for sale and are presented separately in the consolidated balance sheet.

Intangible assets and other liabilities in disposal groups held for sale, all of which are included in the Capital Management segment, are as follows at the dates noted (in thousands):

	December 31,	December 31,
	2019	2018
ASSETS
Goodwill	$3,553	$—
Assets in disposal groups held for sale	$3,553	$—

LIABILITIES
Other liabilities	$117	$—
Liabilities in disposal groups held for sale	$117	$—

NOTE 19 - SEGMENT REPORTING

The Company’s reportable segments consist of Wealth Management, Capital Management, and Mortgage. The chief operating decision maker ("CODM") is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax.

The Wealth Management segment consists of operations relative to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services.

The Capital Management segment consists of operations relative to the Company’s institutional investment management services over proprietary fixed income, high yield, and equity strategies, including acting as the advisor of three owned, managed, and rated mutual funds. Capital management products and services are financial in nature for which revenues are generally based on a percentage of assets under management or paid premiums.

The Mortgage segment consists of operations relative to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized, net of expenses, upon the sale of mortgage loans to third parties.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2019 and 2018 (in thousands):

Year Ended December 31, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$45,051	$—		$—	$45,051
Total interest expense	12,990	—		—	12,990
Provision for loan losses	662	—		—	662
Net interest income	31,399	—		—	31,399
Non-interest income	18,748	3,154		10,675	32,577
Total income	50,147	3,154		10,675	63,976
Depreciation and amortization expense	1,183	270		218	1,671
All other non-interest expense	41,285	4,411	(1)	6,417	52,113
Income (loss) before income tax	$7,679	$(1,527)		$4,040	$10,192

Goodwill	$15,994	$3,692		$—	$19,686
Intangibles held for sale	—	3,553		—	3,553
Total assets	$1,195,679	$8,941		$47,062	$1,251,682

_________________________________________________

(1)	Includes goodwill impairment charge of $1.6 million.

Year Ended December 31, 2018	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$38,796	$—	$—	$38,796
Total interest expense	8,172	—	—	8,172
Provision for loan losses	180	—	—	180
Net interest income	30,444	—	—	30,444
Non-interest income	19,196	3,350	4,627	27,173
Total income	49,640	3,350	4,627	57,617
Depreciation and amortization expense	1,283	524	415	2,222
All other non-interest expense	38,955	3,564	5,454	47,973
Income (loss) before income tax	$9,402	$(738)	$(1,242)	$7,422

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,059,557	$9,935	$14,832	$1,084,324

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The tables below present condensed financial statements pertaining only to FWFI (in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,
Condensed Balance Sheets	2019	2018
ASSETS
Cash and cash equivalents	$9,301	$9,669
Investment in subsidiaries	122,792	110,675
Loans, net	2,091	2,091
Other assets	597	1,081
Total assets	$134,781	$123,516
LIABILITIES
Subordinated notes	$6,560	$6,560
Other liabilities	543	81
Total liabilities	7,103	6,641
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	127,678	116,875
Total liabilities and shareholders’ equity	$134,781	$123,516

	Year Ended December 31,
Condensed Statements of Income	2019	2018
Income
Interest income	$93	$178
Expense
Interest expense	476	791
Non-interest expense	267	173
Total expense	743	964
Loss before income tax and equity in undistributed income of subsidiaries	(650)	(786)
Income tax benefit	49	101
Loss before equity in undistributed income of subsidiaries	(601)	(685)
Equity in undistributed income to subsidiaries	8,610	6,332
Net income	$8,009	$5,647

	Year Ended December 31,
Condensed Statements of Cash Flows	2019	2018
Cash flows from operating activities
Net income	$8,009	$5,647
Adjustments:
Deferred income tax expense	282	911
Stock-based compensation	2,291	1,857
Undistributed equity in subsidiaries	(8,610)	(6,332)
Change in other assets	665	369
Change in other liabilities	—	(3,183)
Net cash (used in) provided by operating activities	2,637	(731)
Cash flows from investing activities
Investment in subsidiaries	(2,152)	(1,284)
Payments received on promissory notes from related parties	—	3,701
Net cash (used in) provided by investing activities	(2,152)	2,417
Cash flows from financing activities
Repurchase of common stock	(743)	—
Settlement of restricted stock	(110)	(181)
Payment on redemption of subordinated notes	—	(6,875)
Proceeds from issuance of common stock, net	—	34,450
Redemption of preferred stock Series A-C	—	(20,783)
Redemption of convertible preferred stock Series D	—	(4,054)
Redemption costs	—	(131)
Dividends paid on preferred stock	—	(1,378)
Net cash (used in) provided by financing activities	(853)	1,048

Net change in cash and cash equivalents	(368)	2,734
Cash and cash equivalents, beginning of year	9,669	6,935
Cash and cash equivalents, end of year	$9,301	$9,669

Supplemental cash flow information:
Interest paid on borrowed funds	$476	$791
Supplemental noncash disclosures:
Reclass of promissory note to loans	$—	$2,091

NOTE 21 – OTHER NON-INTEREST EXPENSE

Other non‑interest expense as shown in the consolidated statements of income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other non-interest income (in thousands).

	Year Ended December 31,
Other non-interest expense	2019	2018
Corporate development and related	$1,468	$1,249
Loan and deposit related	729	717
Office supplies and deliveries	223	209
Other	197	196
Total other non-interest expense	$2,617	$2,371

NOTE 22 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital.

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

The standard ratios established by the Bank’s primary regulators to measure capital require the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital ("CET 1"), Tier 1 capital and total capital (as defined in the regulations) to risk‑weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of December 31, 2019, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and will increase each year until fully implemented in January 2019. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. At December 31, 2019, required ratios including the capital conservation buffer were (i) CET 1 of 6.375%; (ii) a Tier 1 capital ratio of 7.875%; and (iii) a total capital ratio of 9.875%.

As of December 31, 2019, the most recent filings with the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2019 that have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it is subject as of December 31, 2019 and December 31, 2018.

The following presents the actual and required capital amounts and ratios as of December 31, 2019 and December 31, 2018 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%	$55,954	6.0%	$74,606	8.0%
Consolidated	105,821	11.31	N/A	N/A	N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	99,461	10.67	41,966	4.5	60,617	6.5
Consolidated	105,821	11.31	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	107,509	11.53	74,606	8.0	93,257	10.0
Consolidated	120,429	12.87	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	99,461	8.09	49,166	4.0	61,458	5.0
Consolidated	105,821	8.58	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes		Regulations
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$87,291	10.55%	$49,653	6.0%	$66,204	8.0%
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	87,291	10.55	37,240	4.5	53,791	6.5
Consolidated	94,335	11.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	94,906	11.47	66,204	8.0	82,755	10.0
Consolidated	108,510	13.06	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	87,291	8.63	40,459	4.0	50,574	5.0
Consolidated	94,335	9.28	N/A	N/A	N/A	N/A

NOTE 23 – SUBSEQUENT EVENTS

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons Bank (“Simmons”), pursuant to which the Company will acquire all of Simmons’ Colorado locations, including three Simmons branches and one loan production office located in metro Denver, as well as certain of Simmons’ deposits and loans and other assets. As of December 31, 2019, the combined deposit and loan balances of the branches to be acquired (excluding certain deposits and loans not included in the transaction) were approximately $58 million and $105 million, respectively. Closing of the transaction is expected in the second or third quarter of 2020 and is subject to certain closing conditions, including customary regulatory approvals.

*****

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Evaluation of Internal Control over Financial Reporting

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Disclosure Controls and Procedures

The Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report. Based on such evaluation, our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, or the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

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

Item 11: Executive Compensation

The information required by this item is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

Item 14: Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference from the 2020 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2019.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 84
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

4.4*		Description of Registrant’s Securities

10.1†		First Western Financial, Inc. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.2†		First Western Financial, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.3†

Employment Agreement, dated January 1, 2017, between Scott Wylie and First Western Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.4†

Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Scott Wylie (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.5†

Amended and Restated Employment Agreement, dated March 5, 2018, between Julie Courkamp and First Western Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.6†

Amended Employment Agreement dated May 2, 2019, by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 8, 2019, File No. 001-38595)

10.7†

Second Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.8

Business Loan Agreement, dated October 31, 2009, between First Western Financial, Inc., as borrower, and BMO Harris Bank N.A. (successor by merger to M&I Marshall & Ilsley Bank), as lender, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.9

Ninth Amendment to Business Loan Agreement, dated March 18, 2019, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 22, 2019, File No. 001-38595)

10.10

Tenth Amendment to Business Loan Agreement, dated June 30, 2019, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 30, 2019, File No. 001-38595)

10.11

Third Amended and Restated Promissory Note, dated June 30, 2019, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 30, 2019, File No. 001-38595)

10.12

Asset Purchase Agreement, dated August 18, 2017, among EMC Holdings, LLC, WHMC, LLC, Alan Schrum and First Western Trust Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.13†

Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.14†

First Western Financial, Inc. NEO Discretionary Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

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

*      Filed herewith.

**    These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†      Indicates a management contract or compensatory plan.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

March 12, 2020	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
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

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer and President (principal executive officer)	March 12, 2020
Scott C. Wylie

/s/ Julie A. Courkamp	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 12, 2020
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 12, 2020
Julie A. Caponi

/s/ David R. Duncan	Director	March 12, 2020
David R. Duncan

/s/ Thomas A. Gart	Director	March 12, 2020
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 12, 2020
Patrick H. Hamill

/s/ Luke A. Latimer	Director	March 12, 2020
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 12, 2020
Eric D. Sipf

/s/ Mark L. Smith	Director	March 12, 2020
Mark L. Smith

/s/ Scott C. Wylie	Director	March 12, 2020
Scott C. Wylie

/s/ Joseph C. Zimlich	Director	March 12, 2020
Joseph C. Zimlich