Form 10-Q
period 2020-03-31
First Western Financial Inc
filed 2020-04-30
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 27, 2020
Common Stock, no par value	7,917,489

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
•	geographic concentration in Colorado, Arizona, Wyoming and California;
•	changes in the economy affecting real estate values and liquidity;
•	our ability to continue to originate residential real estate loans and sell such loans;
•	risks specific to commercial loans and borrowers;
•	claims and litigation pertaining to our fiduciary responsibilities;
•	competition for investment managers and professionals and our ability to retain our associates;
•	fluctuation in the value of our investment securities;
•	the terminable nature of our investment management contracts;
•	changes to the level or type of investment activity by our clients;
•	investment performance, in either relative or absolute terms;
•	changes in interest rates;
•	the adequacy of our allowance for loan losses;
•	weak economic conditions and global trade;
•	legislative changes or the adoption of tax reform policies;
•	external business disruptors in the financial services industry;
•	liquidity risks;
•	our ability to maintain a strong core deposit base or other low-cost funding sources;

•	continued positive interaction with and financial health of our referral sources;
•	retaining our largest trust clients;
•	our ability to achieve our strategic objectives;
•	competition from other banks, financial institutions and wealth and investment management firms;
•	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
•	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
•	the accuracy of estimates and assumptions;
•	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•	technological change;
•	our ability to attract and retain clients;
•	unforeseen or catastrophic events, including the pandemics, terrorist attacks, extreme weather events or other natural disasters;
•	new lines of business or new products and services;
•	regulation of the financial services industry;
•	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•	limited trading volume and liquidity in the market for our common stock;
•	fluctuations in the market price of our common stock;
•	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
•	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
•	the initiation and continuation of securities analysts coverage of the Company;
•	future issuances of debt securities;
•	our ability to manage our existing and future indebtedness;
•	available cash flows from the Bank; and
•	other factors that are discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,076	$4,180
Interest-bearing deposits in other financial institutions	114,438	74,458
Total cash and cash equivalents	118,514	78,638

Available-for-sale securities, at fair value	52,500	58,903
Correspondent bank stock, at cost	1,158	585
Mortgage loans held for sale	64,120	48,312
Loans, net of allowance of $8,242 and $7,875	1,035,709	990,132
Premises and equipment, net	5,148	5,218
Accrued interest receivable	3,107	3,048
Accounts receivable	4,669	5,238
Other receivables	1,058	1,006
Other real estate owned, net	658	658
Goodwill	19,686	19,686
Other intangible assets, net	26	28
Deferred tax assets, net	5,036	5,047
Company-owned life insurance	15,177	15,086
Other assets	24,297	16,544
Intangibles held for sale	3,000	3,553
Total assets	$1,353,863	$1,251,682

LIABILITIES
Deposits:
Noninterest-bearing	$270,604	$240,068
Interest-bearing	907,846	846,716
Total deposits	1,178,450	1,086,784
Borrowings:
Federal Home Loan Bank Topeka borrowings	10,000	10,000
Subordinated notes	14,459	6,560
Accrued interest payable	417	299
Other liabilities	21,708	20,244
Liabilities held for sale	126	117
Total liabilities	1,225,160	1,124,004

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,917,489 and 7,940,168 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	143,081	142,797
Accumulated deficit	(13,621)	(14,955)
Accumulated other comprehensive loss	(757)	(164)
Total shareholders’ equity	128,703	127,678
Total liabilities and shareholders’ equity	$1,353,863	$1,251,682

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$11,002	$10,218
Investment securities	295	310
Federal funds sold and other	215	522
Total interest and dividend income	11,512	11,050

Interest expense:
Deposits	2,393	2,909
Other borrowed funds	188	170
Total interest expense	2,581	3,079
Net interest income	8,931	7,971
Less: provision for loan losses	367	194
Net interest income, after provision for loan losses	8,564	7,777

Non-interest income:
Trust and investment management fees	4,731	4,670
Net gain on mortgage loans	2,481	1,456
Bank fees	368	289
Risk management and insurance fees	96	468
Income on company-owned life insurance	91	93
Total non-interest income	7,767	6,976
Total income before non-interest expense	16,331	14,753

Non-interest expense:
Salaries and employee benefits	8,482	7,618
Occupancy and equipment	1,440	1,407
Professional services	1,023	777
Technology and information systems	969	1,069
Data processing	847	687
Marketing	415	278
Amortization of other intangible assets	2	173
Net loss on intangibles held for sale	553	—
Other	916	593
Total non-interest expense	14,647	12,602
Income before income taxes	1,684	2,151
Income tax expense	350	524
Net income available to common shareholders	$1,334	$1,627
Earnings per common share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.21

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,334	$1,627
Other comprehensive (loss) income items:
Net change in unrealized (losses) gains on available-for-sale securities	(597)	1,062
Income tax effect	4	(275)
Total other comprehensive (loss) income	(593)	787
Comprehensive income	$741	$2,414

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at January 1, 2019	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	1,627	—	1,627
Other comprehensive income, net of tax	—	—	—	—	—	787	787
Adoption of ASU 2018-02	—	—	—	—	235	(235)	—
Stock-based compensation	—	—	—	379	—	—	379

Balance at March 31, 2019	—	—	7,968,420	$141,738	$(21,337)	$(733)	$119,668

Balance at January 1, 2020	—	—	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	—	—	1,334	—	1,334
Other comprehensive loss, net of tax	—	—	—	—	—	(593)	(593)
Stock repurchases	—	—	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	—	—	654	—	—	654

Balance at March 31, 2020	—	—	7,917,489	$143,081	$(13,621)	$(757)	$128,703

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$1,334	$1,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276	544
Deferred income tax expense	347	173
Stock-based compensation	654	379
Provision for loan losses	367	194
Net amortization of investment securities	107	34
Stock dividends received on correspondent bank stock	(5)	(6)
Increase in cash surrender value of company-owned life insurance	(91)	(94)
Net gain on mortgage loans	(2,481)	(1,456)
Origination of mortgage loans held for sale	(196,873)	(72,819)
Proceeds from mortgage loans sold	179,207	69,694
Loss on intangibles held for sale	553	—
Net changes in operating assets and liabilities:
Accounts receivable	646	(61)
Accrued interest receivable and other assets	(376)	(2,447)
Accrued interest payable and other liabilities	(2,065)	(1,403)
Net cash used in operating activities	(18,400)	(5,641)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	5,703	2,528
Purchases	—	(10,390)
Purchases of correspondent bank stock	(568)	(362)
Redemption of correspondent bank stock	—	1,863
Purchases of premises and equipment	(204)	(86)
Loan and note receivable originations and principal collections, net	(45,850)	(37,207)
Net cash used in investing activities	(40,919)	(43,654)
Cash flows from financing activities
Net change in deposits	91,666	40,343
Proceeds from subordinated notes	8,000	—
Payments on subordinated notes	(101)	—
Repurchase of common stock	(370)	—
Payments to Federal Home Loan Bank Topeka borrowings	(17,000)	(5,000)
Proceeds from Federal Home Loan Bank Topeka borrowings	17,000	10,361
Net cash provided by financing activities	99,195	45,704

Net change in cash and cash equivalents	39,876	(3,591)
Cash and cash equivalents, beginning of year	78,638	73,357
Cash and cash equivalents, end of period	$118,514	$69,766
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,463	$2,981
Income tax refunds received	—	(70)
Cash paid for amounts included in the measurement of lease liabilities	1,475	1,299
Supplemental noncash disclosures:
Available-for-sale reclass of equity securities	—	(1,300)
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	—	235
Change in unrealized (loss)/gain	(597)	1,062
Lease right-of-use-asset obtained in exchange for lease liabilities	—	16,580

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

The Company provides a fully‑integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee‑based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2019 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2019.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

Consolidation:  The Company’s policy is to consolidate all majority‑owned subsidiaries in which it has a controlling financial interest and variable‑interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including COVID-19-related changes, and changes in the financial condition of borrowers.

The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain and we are unable to make an estimate, at this time.

Concentration of Risk:  Most of the Company’s lending activity is to clients located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or client. At March 31, 2020 and December 31, 2019,  71.5%, and 71.7%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three months ended March 31, 2020 and the year ended December 31, 2019 were immaterial. Receivables are recorded on the condensed consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the condensed consolidated statement of operations for the three months ended March 31, 2020 are considered in scope of Topic 606.

Transition of LIBOR to an Alternative Reference Rate:  In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending past December 31, 2021. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems and operations, fallback language, and other aspects of planning.

COVID-19 and CARES Act:  On March 11, 2020 the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the United States and the around the world. In response to the COVID-19 pandemic, the President signed the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) into law on March 27, 2020. The objective of the CARES Act is to prevent a severe economic downturn using various measures, including economic stimulus to significantly impacted industry sectors. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other government actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results is highly uncertain.

Reclassifications:  Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements:  There were no recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2019.

Recently issued accounting pronouncements, not yet adopted:  The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2019.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings and the allowance for loan losses as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 was set to be effective for most public companies on January 1, 2020. However, at the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for smaller reporting companies (“SRCs”) to January 1, 2023.

During the three months ended March 31, 2020, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available‑for‑sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$8	$—	$258
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	41,173	87	(389)	40,871
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	2,666	69	—	2,735
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	9,205	—	(569)	8,636
Total securities available-for-sale	$53,294	$164	$(958)	$52,500

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage-backed securities – residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities – residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

At March 31, 2020, the amortized cost and estimated fair value of available‑for‑sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
March 31, 2020	Cost	Value
Due after one year through five years	$250	$258
Securities (agency and CMO)	53,044	52,242
Total	$53,294	$52,500

At March 31, 2020 and December 31, 2019, securities with carrying values totaling $5.1 million and $5.5 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

At March 31, 2020 and December 31, 2019,  thirty-three securities and twenty-six securities, respectively were in an unrealized loss position, with unrealized losses totaling $1.0 million and $0.4 million, respectively. Two of the securities in an unrealized loss position at March 31, 2020 have been in a continuous unrealized loss position for more than twelve months, and the remaining securities in a loss position have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other‑than‑temporarily impaired at March 31, 2020.

The following table summarizes securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
GNMA	$29,866	$(270)	$3,889	$(119)	$33,755	$(389)
FNMA	—	—	—	—	—	—
Corporate CMO and MBS	8,637	(569)	—	—	8,637	(569)
Total	$38,503	$(839)	$3,889	$(119)	$42,392	$(958)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
GNMA	$28,203	$(193)	$4,450	$(142)	$32,653	$(335)
FNMA	—	—	2,347	(29)	2,347	(29)
Corporate CMO and MBS	7,780	(45)	—	—	7,780	(45)
Total	$35,983	$(238)	$6,797	$(171)	$42,780	$(409)

The Company did not sell any securities during the three months ended March 31, 2020 or March 31, 2019.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	March 31,	December 31,
	2020	2019
Cash, Securities and Other	$147,157	$146,701
Construction and Development	25,461	28,120
1-4 Family Residential	412,306	400,134
Non-Owner Occupied CRE	192,350	165,179
Owner Occupied CRE	121,138	127,968
Commercial and Industrial	144,066	128,457
Total loans	1,042,478	996,559
Deferred costs, net	1,473	1,448
Allowance for loan losses	(8,242)	(7,875)
Loans, net	$1,035,709	$990,132

The CARES Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting and processing applications for loans under the PPP on April 3, 2020.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. No clients utilized this program during the first quarter of 2020. Recent interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees and deferred costs which are not material) in loans past due as of March 31, 2020 and December 31, 2019 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
March 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$—	$31	$1,493	$1,524	$145,633	$147,157
Construction and Development	—	—	—	—	25,461	25,461
1-4 Family Residential	3,162	202	—	3,364	408,942	412,306
Non-Owner Occupied CRE	—	—	—	—	192,350	192,350
Owner Occupied CRE	—	—	—	—	121,138	121,138
Commercial and Industrial	984	—	4,138	5,122	138,944	144,066
Total	$4,146	$233	$5,631	$10,010	$1,032,468	$1,042,478

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$525	$—	$—	$525	$146,176	$146,701
Construction and Development	—	—	—	—	28,120	28,120
1-4 Family Residential	5,688	—	—	5,688	394,446	400,134
Non-Owner Occupied CRE	—	—	—	—	165,179	165,179
Owner Occupied CRE	—	—	—	—	127,968	127,968
Commercial and Industrial	—	3,110	907	4,017	124,440	128,457
Total	$6,213	$3,110	$907	$10,230	$986,329	$996,559

At March 31, 2020 and December 31, 2019, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non‑Accrual Loans and Troubled Debt Restructurings (“TDR”)

The following presents the recorded investment in non‑accrual loans by class as of the dates noted (in thousands):

	March 31,	December 31,
	2020	2019
Cash, Securities and Other	$1,493	$2,803
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	4,138	4,412
Total	$5,631	$7,215

Non-accrual loans classified as TDR accounted for $5.6 million of the recorded investment at March 31, 2020 and $7.2 million at December 31, 2019, respectively. Non‑accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs by loan type and delinquency status as of the dates noted (in thousands):

	March 31,	December 31,
	2020	2019
Accruing
Commercial and Industrial	$4,820	$5,055
Non-accrual
Cash, Securities, and Other	1,493	2,803
Commercial and Industrial	4,138	4,412

Allowance for loan associated with TDR	(683)	(833)
Net recorded investment	$9,768	$11,437

At March 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

At December 31, 2019, the Company had extended an additional $0.2 million to a Commercial and Industrial borrower with a loan classified as a TDR for operational needs as allowed under the commitment. This additional extension was no longer outstanding at March 31, 2020. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in exchange for this additional funding.

The Company did not modify any loans into a TDR for the three months ended March 31, 2020 and 2019. The Company modified one borrower relationship with two loans into a TDR for the year ended December 31, 2019. The borrower, who has loans that are classified as Commercial and Industrial, was not making payments in accordance with the original contract terms. The modification of one loan included an extension of the maturity date that the Company would not have otherwise considered as a result of the Borrower’s difficulties. The extension of maturity was for a period of approximately nine months.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non‑impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	March 31, 2020			December 31, 2019
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Commercial and Industrial	$4,138	$4,138	$683	$4,412	$4,412	$833
Total	$4,138	$4,138	$683	$4,412	$4,412	$833

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,493	$1,493	$—	$2,803	$2,803	$—
Commercial and Industrial	4,820	4,820	—	5,055	5,055	—
Total	$6,313	$6,313	$—	$7,858	$7,858	$—

Total impaired loans:
Cash, Securities, and Other	$1,493	$1,493	$—	$2,803	$2,803	$—
Commercial and Industrial	8,958	8,958	683	9,467	9,467	833
Total	$10,451	$10,451	$683	$12,270	$12,270	$833

The recorded investment in loans in the previous tables excludes accrued interest and deferred loan fees and costs which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2020 and 2019 are included in the table below (in thousands):

	The three months ended March 31, 2020
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$4,275	$—	$1,585	$—
Total	$4,275	$—	$1,585	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$2,148	$—	$11,114	$—
Commercial and Industrial	4,937	81	4,968	120
Total	$7,085	$81	$16,082	$120

Total impaired loans:
Cash, Securities, and Other	$2,148	$—	$11,114	$—
Commercial and Industrial	9,212	81	6,553	120
Total	$11,360	$81	$17,667	$120

Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2020 was $0.4 million compared to $0.2 million for the same period in 2019, primarily reflecting the strong growth in the loan portfolio and assumptions related to the impact of the COVID-19 pandemic.

An analysis was performed by the credit department during the first quarter 2020 to determine clients who could be more highly effected by the recent COVID-19 pandemic. The analysis reviewed the borrowers in industries we believe may be more impacted by the pandemic and that there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Caution is exercised by the Bank in lending practices to ensure safe and sound credits and portfolio diversification. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for (recovery of) loan losses	34	(14)	158	227	(27)	(11)	367
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$1,092	$186	$3,008	$1,403	$884	$1,669	$8,242

Allowance for loan losses at March 31, 2020 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$683	$683
Collectively	1,092	186	3,008	1,403	884	986	7,559
Ending balance	$1,092	$186	$3,008	$1,403	$884	$1,669	$8,242

Loans at March 31, 2020, evaluated for impairment:
Individually	$1,493	$—	$—	$—	$—	$8,958	$10,451
Collectively	145,664	25,461	412,306	192,350	121,138	135,108	1,032,027
Ending balance	$147,157	$25,461	$412,306	$192,350	$121,138	$144,066	$1,042,478

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) loan losses	113	34	36	(29)	(9)	49	194
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$877	$266	$2,588	$1,235	$780	$1,899	$7,645

Allowance for loan losses at December 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$833	$833
Collectively	1,058	200	2,850	1,176	911	847	7,042
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Loans at December 31, 2019, evaluated for impairment:
Individually	$2,803	$—	$—	$—	$—	$9,467	$12,270
Collectively	143,898	28,120	400,134	165,179	127,968	118,990	984,289
Ending balance	$146,701	$28,120	$400,134	$165,179	$127,968	$128,457	$996,559

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

Loans not meeting any of the three criteria above are considered to be pass‑rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2020 and December 31, 2019 (in thousands):

		Special
March 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$145,444	$—	$1,713	$147,157
Construction and Development	25,461	—	—	25,461
1-4 Family Residential	406,450	—	5,856	412,306
Non-Owner Occupied CRE	191,205	1,145	—	192,350
Owner Occupied CRE	121,138	—	—	121,138
Commercial and Industrial	130,377	—	13,689	144,066
Total	$1,020,075	$1,145	$21,258	$1,042,478

		Special
December 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701
Construction and Development	28,120	—	—	28,120
1-4 Family Residential	395,224	—	4,910	400,134
Non-Owner Occupied CRE	164,021	1,158	—	165,179
Owner Occupied CRE	127,968	—	—	127,968
Commercial and Industrial	114,241	—	14,216	128,457
Total	$973,472	$1,158	$21,929	$996,559

The Company had no loans graded doubtful as of March 31, 2020 and December 31, 2019.

NOTE 4 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	Wealth Management		Capital Management		Consolidated
	2020	2019	2020	2019	2020	2019
Beginning balance	$15,994	$15,994	$3,692	$8,817	$19,686	$24,811
Impairment	—	—	—	(1,572)	—	(1,572)
Reclass of goodwill held for sale	—	—	—	(3,553)	—	(3,553)
Ending balance	$15,994	$15,994	$3,692	$3,692	$19,686	$19,686

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. The Company performed a qualitative assessment of significant events and circumstances as of March 31, 2020 including reporting units historical and current results, assumptions regarding future performance, overall economic factors, including COVID-19, and macroeconomic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units are less than their carrying value. If indicators of impairment are identified a quantitative impairment test is performed. Based on the operating results for the three months ended March 31, 2020 and other considerations, the Company believes that it is more likely than not that the value for each of its reporting units is still greater than their carrying values.

During 2019, the Company received an unsolicited offer to purchase its Los Angeles-based fixed income team, a portion of the Capital Management segment. This resulted in performing an interim goodwill analysis and we recorded a goodwill impairment loss of $1.6 million in the Capital Management segment during 2019.

Additionally, goodwill was allocated based on the relative fair value for the portion of the segment held for sale, in the amount of $3.6 million, and was reclassified to intangibles held for sale in 2019. As of March 31, 2020, the remaining value of goodwill in the Capital Management segment was $3.7 million.

As of the three months ended March 31, 2020, no changes have been made to the balance of goodwill. For changes related to the portion of goodwill reclassified to intangibles held for sale, see Note 14 – Intangible Assets and Other Liabilities Classified as Held for Sale.

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

The following table presents the classification of the right-of-use asset and corresponding liability within the condensed consolidated balance sheet. The Company elected to not include short-term leases with initial terms of twelve months or less, on the condensed consolidated balance sheet, (in thousands).

		March 31,
		2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,650

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$12,666

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

	March 31,
	2020
Weighted-Average Remaining Lease Term
Operating leases	4.74	years

Weighted-Average Discount Rate
Operating leases	3.72%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs, (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease Costs
Operating lease cost	$801	$783
Variable lease cost	461	388
Sublease income	(99)	(99)
Lease costs, net	$1,163	$1,072

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of March 31, 2020 (in thousands):

Twelve Months Ended	Operating Leases
March 31, 2021	$3,273
March 31, 2022	2,756
March 31, 2023	2,666
March 31, 2024	2,254
March 31, 2025	2,139
Thereafter	743
Total future minimum lease payments	$13,831
Less: Imputed interest	(1,165)
Present value of net future minimum lease payments	$12,666

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	March 31,	December 31,
	2020	2019
Money market deposit accounts	$671,641	$615,575
Time deposits	150,190	134,913
Negotiable order of withdrawal accounts	82,092	91,921
Savings accounts	3,923	4,307
Total interest bearing deposits	$907,846	$846,716
Aggregate time deposits of $250,000 or greater	$63,354	$61,596

Overdraft balances classified as loans totaled $1.4 million and an immaterial amount at March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - BORROWINGS

FHLB Topeka Borrowings

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2020 and December 31, 2019 amounted to $568.3 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $378.7 million at March 31, 2020. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		March 31,	December 31,
Maturity Date	Rate %	2020	2019
August 26, 2020	1.94	10,000	10,000
Total		$10,000	$10,000

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of March 31, 2020 and December 31, 2019, there were no amounts outstanding on any of the federal funds lines.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "2020 Sub Notes") to one investor totaling $8.0 million in aggregate principal amount. The 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 16 – Regulatory Capital Matters). As of March 31, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

On June 30, 2019, the Company entered into a Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner. The Credit Note is secured by stock of the Bank and bears interest at the 30 day LIBOR plus 3.5%. As of March 31, 2020 and December 31, 2019, there were no amounts outstanding on the Credit Note and the borrowing capacity associated with this facility was $5.0 million.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Bank is party to credit‑related financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments may expire without being utilized. The Bank’s exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Bank follows the same credit policies in making commitments as it does for on‑balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$31,690	$274,056	$32,896	$290,653
Standby letters of credit	1,734	24,099	1,759	24,197
Commitments to make loans to sell	$236,198	$—	$47,354	$—

Unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the client.

Unused lines of credit under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing clients. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a clients to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds collateral supporting those commitments if deemed necessary.

Commitments to make loans to sell are agreements to sell a loan to an investor in the secondary market for which the interest rate has been locked with the client, provided there is no violation of any condition within the contract with either party. Commitments to make loans to sell have fixed interest rates. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

Commitments to make loans are agreements to lend to a client, provided there is no violation of any condition within the contract. Commitments to make loans generally have fixed expiration dates or other termination clauses. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements. As of March 31, 2020 and December 31, 2019, there were no commitments to make loans.

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

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During the three months ended March 31, 2020, the Company repurchased 22,679 shares at an average price of $16.50 and as of March 31, 2020, 233,623 shares may yet be purchased under the program. In response to the COVID-19 pandemic, the Company does not currently anticipate continuing to repurchase shares and instead, intends to use its capital to support its clients and communities through the duration of the COVID-19 pandemic.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company.  During the three months ended March 31, 2020, the Company recognized compensation expense of $0.2 million, representing 14,114 shares, related to the performance based awards. During the year ended December 31, 2019, the Company recognized compensation expense of $0.6 million, representing 38,518 shares, related to the performance-based awards.

As of March 31, 2020, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended March 31, 2020 and 2019, the Company has recognized compensation expense of $0.2 and $0.1 million for the Restricted Stock Awards, respectively. As of March 31, 2020, the Company has $1.2 million of unrecognized stock-based compensation expense related to the shares issued. As of March 31, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.0 years. No Restricted Stock Awards vested during the three months ended March 31, 2020 or 2019.

Stock‑Based Compensation Plans

As of March 31, 2020, there were a total of 648,635 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”). If the Awards outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2020 and 2019.

The Company recognized compensation expense of $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, associated with stock options. As of March 31, 2020, the Company has $0.2 million of unrecognized stock‑based compensation expense related to stock options which are unvested. As of March 31, 2020, the unrecognized cost is expected to be recognized over a weighted‑average period of less than one year.

The following summarizes activity for nonqualified stock options for the three months ended March 31, 2020:

:
Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	419,197	$29.02
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2020	419,197	29.02	3.4	(a)
Options fully vested / exercisable at March 31, 2020	396,916	$29.20	3.2	(a)

________________________________________

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of March 31, 2020 and December 31, 2019, there were 396,916 and 394,020 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten‑years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non‑associate directors long‑term cash and stock-based compensation. During the three months ended March 31, 2020, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the three months ended March 31, 2020:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at December 31, 2019	209,444	69,426	14,862
Granted	2,072	1,866	-
Vested	-	-	-
Forfeited	(304)	-	-
Outstanding at March 31, 2020	211,212	71,292	14,862

During the three months ended March 31, 2020 and 2019, no Time Vesting Units vested. As a result, the Company did not issue shares of common stock upon the settlement of Time Vesting Units.

Time Vesting Units

Time Vesting Units are granted to full‑time associates and board members at the date approved by the Company’s board of directors. The Company granted 2,072 Time Vesting Units with a five year service period in the three months ended March 31, 2020, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. Time Vesting Units granted in 2020 have a weighted‑average grant‑date fair value of $14.43 per unit. During the three months ended March 31, 2020 and 2019, the Company recognized compensation expense of $0.3 million and $0.2 million, respectively, for Time Vesting Units. As of March 31, 2020, there was $3.2 million of unrecognized compensation expense related to Time Vesting Units. As of March 31, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of approximately 1.6 years.

Financial Performance Units Granted Prior to 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two‑year service period vesting requirement ending on December 31, 2021. As of March 31, 2020, the Company is accruing at the target threshold for 50% of the awards and at 50% for the remainder. The maximum shares that can be issued at the current thresholds as of March 31, 2020 was approximately 10,000 shares. During the three months ended March 31, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of March 31, 2020, there was $0.1 million of unrecognized compensation expense related to the Financial Performance Units. As of March 31, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 1.8 years.

Financial Performance Units Granted in 2019

The Company granted 1,866 Financial Performance Units during the three months ended March 31, 2020. In 2019, the Company granted an additional 62,569 Financial Performance Units to officers and other key employees. All Financial Performance Units granted on or after May 1, 2019, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of March 31, 2020, the Company is accruing at the target threshold for the awards. The maximum shares that can be issued at 100% as of March 31, 2020 was approximately 58,000 shares. During the three months ended March 31, 2020, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of March 31, 2020, there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units. As of March 31, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted‑average period of 3.8 years.

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

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three months ended March 31, 2020 and 2019 the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of March 31, 2020, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted‑average period of 2.3 years.

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Earnings per common share - Basic
Numerator:
Net income	$1,334	$1,627
Dividends on preferred stock	—	—
Net income available for common shareholders	$1,334	$1,627

Denominator:
Basic weighted average shares	7,863,564	7,873,718
Earnings per common share - basic	$0.17	$0.21

Earnings per common share - Diluted
Numerator:
Net income	$1,334	$1,627
Dividends on preferred stock	—	—
Net income available for common shareholders	$1,334	$1,627

Denominator:
Basic weighted average shares	7,863,564	7,873,718
Diluted effect of common stock equivalents:
Stock options	—	—
Time Vesting Units	28,632	2,080
Financial Performance Units	25,049	—
Market Performance Units	13,366	13,846
Restricted Stock Awards	—	—
Total diluted effect of common stock equivalents	67,047	15,926
Diluted weighted average shares	7,930,611	7,889,644
Earnings per common share - diluted	$0.17	$0.21

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti‑dilutive. As of March 31, 2020 and 2019, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	For the Three Months Ended March 31,
	2020	2019
Stock options	419,197	449,797
Time Vesting Units	86,923	159,991
Financial Performance Units	—	15,130
Restricted Stock Awards	61,668	94,736
Total potentially dilutive securities	567,788	719,654

NOTE 11 - INCOME TAXES

During the three months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $0.4 million and $0.5 million, respectively, reflecting an effective tax rate of 20.8% and 24.4%, respectively.

NOTE 12 - RELATED‑PARTY TRANSACTIONS

The Bank extends credit under Regulation O to certain covered parties including Company directors, executive officers and their affiliates. At March 31, 2020 and December 31, 2019, there were no delinquent or non‑performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefits of employees, and other parties, may be considered related parties. The following presents a summary of related‑party loan activity as of the dates noted (in thousands):

	March 31, 2020	December 31, 2019
Balance, beginning of year	$3,198	$2,659
Funded loans	768	9,118
Payments collected	(3,598)	(8,579)
Balance, end of year	$368	$3,198

Deposits from related parties held by the Bank at March 31, 2020 and December 31, 2019 totaled $30.5 million and $28.5 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the three months ended March 31, 2020 and 2019, the Company incurred an immaterial amount of expense related to this lease.

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

There were no transfers between levels during 2020 and 2019. The Company used the following methods and significant assumptions to estimate fair value:

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

The following presents assets measured on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$258	$—	$—	$258
GNMA	—	40,871	—	40,871
FNMA	—	2,735	—	2,735
Corporate CMO and MBS	—	8,636	—	8,636
Total securities available-for-sale	$258	$52,242	$—	$52,500
Equity securities	$726	$—	$—	$726
Interest rate lock and forward delivery commitments	$—	$4,025	$—	$4,025

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
GNMA	—	45,312	—	45,312
FNMA	—	2,917	—	2,917
Corporate CMO and MBS	—	10,420	—	10,420
Total securities available-for-sale	$254	$58,649	$—	$58,903
Equity securities	$713	$—	$—	$713
Interest rate lock and forward delivery commitments	$—	$1,184	$—	$1,184

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of March 31, 2020 and December 31, 2019, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of March 31, 2020, equity securities have been recorded at fair value within the other assets line item in the condensed consolidated balance sheet with changes recorded in the other line item in the condensed consolidated statement of income.

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

The following presents assets measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$3,455	$3,455

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$3,579	$3,579

The sales comparison approach was utilized for estimating the fair value of non‑recurring assets.

At March 31, 2020, other real estate owned remained unchanged from December 31, 2019 and had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At March 31, 2020, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.1 million with valuation allowances of $0.7 million and were classified as Level 3. As of December 31, 2019, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.4 million with valuation allowances of $0.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $0.7 million at March 31, 2020 and $0.8 million at December 31, 2019. During the three months ended March 31, 2020, no charge offs occurred affecting the provision. The Bank charged off $0.2 million during the three months ended December 31, 2019 from the specific reserve.

The following presents carrying amounts and estimated fair values for financial instruments as of March 31, 2020 and December 31, 2019 (in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$118,514	$118,514	$—	$—
Securities available-for-sale	52,500	258	52,242	—
Loans, net	1,035,709	—	—	1,024,928
Mortgage loans held for sale	64,120	—	64,120	—
Accrued interest receivable	3,107	—	3,107	—
Other assets	726	726	—	—
Liabilities:
Deposits	1,178,450	—	1,180,755	—
Borrowings:
FHLB Topeka borrowings – fixed rate	10,000	—	10,060	—
Subordinated notes – fixed-to-floating rate	14,459	—	—	13,800
Accrued interest payable	$417	$—	$417	$—

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,638	$78,638	$—	$—
Securities available-for-sale	58,903	254	58,649	—
Loans, net	990,132	—	—	974,142
Mortgage loans held for sale	48,312	—	48,312	—
Accrued interest receivable	3,048	—	3,048	—
Other assets	713	713	—	—
Liabilities:
Deposits	1,086,784	—	1,089,261	—
Borrowings:
FHLB Topeka borrowings – fixed rate	10,000	—	10,003	—
Subordinated notes – fixed-to-floating rate	6,560	—	—	6,004
Accrued interest payable	$299	$—	$299	$—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 on a prospective basis.

NOTE 14 – INTANGIBLE ASSETS AND OTHER LIABILITIES CLASSIFIED AS HELD FOR SALE

For the period ended March 31, 2020 and December 31, 2019, the Company was actively seeking to sell its Los Angeles-based fixed income portfolio management team and certain advisory and sub-advisory arrangements. Negotiations with several interested parties have taken place during the period. Management will continue to evaluate opportunities to divest the Los Angeles-based fixed income portfolio management team and therefore these assets and liabilities are classified as a disposal group held for sale and are presented separately in the consolidated balance sheet.

During the three months ended March 31, 2020, the Company performed a review of the fair value of intangibles held for sale and determined that a write down of the asset was necessary based on current facts. The Company recorded a loss on the intangibles held for sale of $0.6 million during the period ending March 31, 2020.

Intangible assets and other liabilities in disposal groups held for sale, all of which are included in the Capital Management segment, are as follows at the dates noted (in thousands):

	March 31,	December 31,
	2020	2019
ASSETS
Goodwill	$3,000	$3,553
Assets in disposal groups held for sale	$3,000	$3,553

LIABILITIES
Other liabilities	$126	$117
Liabilities in disposal groups held for sale	$126	$117

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended March 31, 2020	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$11,512	$—		$—	$11,512
Total interest expense	2,581	—		—	2,581
Provision for loan losses	367	—		—	367
Net interest income	8,564	—		—	8,564
Non-interest income	4,459	804		2,504	7,767
Total income	13,023	804		2,504	16,331
Depreciation and amortization expense	234	22		20	276
All other non-interest expense	11,171	1,430	(1)	1,770	14,371
Income (loss) before income tax	$1,618	$(648)		$714	$1,684

Goodwill	$15,994	$3,692		$—	$19,686
Intangibles held for sale	-	3,000		—	3,000
Total assets	$1,281,563	$8,199		$64,101	$1,353,863

______________________________________

(1) Includes loss on intangibles held for sale of $0.6 million.

Three Months Ended March 31, 2019	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$11,050	$—	$—	$11,050
Total interest expense	3,079	—	—	3,079
Provision for loan losses	194	—	—	194
Net interest income	7,777	—	—	7,777
Non-interest income	4,732	765	1,479	6,976
Total income	12,509	765	1,479	14,753
Depreciation and amortization expense	348	131	65	544
All other non-interest expense	10,050	695	1,313	12,058
Income (loss) before income tax	$2,111	$(61)	$101	$2,151

Goodwill	$15,994	$8,817	$—	$24,811
Total assets	$1,114,800	$10,110	$19,778	$1,144,688

NOTE 16 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off‑balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi‑year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available‑for‑sale securities is not included in computing regulatory capital. Management believes as of March 31, 2020, the Bank meets all capital adequacy requirements to which it is subject to.

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

Actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of March 31, 2020, which were calculated in accordance with the requirements of Basel III, became effective January 1, 2015. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, that are fully effective following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began phasing in, in January 2016 at 0.625% of risk‑weighted assets and increased each year until it was fully implemented in January 2019. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. At March 31, 2020, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of March 31, 2020 and December 31, 2019, the most recent filings with the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk‑based, Tier 1 risk‑based, total risk‑based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2020, that have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject as of March 31, 2020 and December 31, 2019.

The following presents the actual and required capital amounts and ratios as of March 31, 2020 and December 31, 2019 (in thousands):

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes				Regulations
March 31, 2020	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$102,022	10.35%		$59,125	6.0%			$78,834	8.0%
Consolidated	108,395	10.96		N/A	N/A			N/A	N/A
CET 1 to risk-weighted assets
Bank	102,022	10.35		44,344	4.5			64,053	6.5
Consolidated	108,395	10.96		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	110,652	11.23		78,834	8.0			98,542	10.0
Consolidated	131,586	13.31		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	102,022	8.33		48,985	4.0			61,231	5.0
Consolidated	$108,395	8.81%	$	N/A	N/A	%	$	N/A	N/A	%

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes				Regulations
December 31, 2019	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%		$55,954	6.0%			$74,606	8.0%
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
CET 1 to risk-weighted assets
Bank	99,461	10.67		41,966	4.5			60,617	6.5
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	107,509	11.53		74,606	8.0			93,257	10.0
Consolidated	120,429	12.87		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	99,461	8.09		49,166	4.0			61,458	5.0
Consolidated	$105,821	8.58%	$	N/A	N/A	%	$	N/A	N/A	%

NOTE 17 - SUBSEQUENT EVENTS

None.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition as of and results of operations for the three months ended March 31, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in in our Annual report Form 10-K filed with the SEC on March 12, 2020 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

From 2004, when we opened our first profit center, until March 31, 2020, we have expanded our footprint into nine full service profit centers, three mortgage loan production offices, two trust offices, and one registered investment advisor located across four states. As of and for the three months ended March 31, 2020, we had $1.4 billion in total assets, $16.3 million in total revenues and provided fiduciary and advisory services on $5.6 billion of assets under management (“AUM”).

The spread of COVID-19 has caused significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. The changes have impacted our clients, their industries, as well as the financial services industry. At this time we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company activated its Business Continuity Plan in early February in response to the emergence of COVID-19 and has continued to adjust as the crisis began to accelerate. In March 2020, as a result of COVID-19, most of the states in which we conduct business issued “stay-at-home” orders. The majority of our associates are now working remotely. All of our offices are open and functioning, although we have moved to an appointment only model for client service to limit the risk of potential exposure to COVID-19 for our associates and clients.

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

•

Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.

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

Non‑Interest Expense

Non‑interest expense is comprised primarily of the following:

•

Salaries and employee benefits—all forms of compensation related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.

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

•	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
•	Loss on intangibles held for sale—represents the fair value adjustment on disposal groups held for sale.
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

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem assets such as those determined to be classified, delinquent, non‑accrual, non‑performing or restructured; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. In 2015, we adopted the Basel III regulatory capital framework. At March 31, 2020, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Branch Acquisition

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons Bank (“Simmons”), pursuant to which the Company will acquire all of Simmons’ Colorado locations, including three Simmons branches and one loan production office located in metro Denver, as well as certain of Simmons’ deposits and loans and other assets. As of December 31, 2019, the combined deposit and loan balances of the branches to be acquired (excluding certain deposits and loans not included in the transaction) were approximately $58 million and $105 million, respectively. Closing of the transaction is expected in the second quarter of 2020 and is subject to certain closing conditions, including customary regulatory approvals.

Recent Events

A provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020. As of April 24, 2020 we processed 347 applications for a total of $162.1 million funded through the PPP.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. No clients utilized this program during the first quarter of 2020,  but as of April 24, 2020, the Company entered into modification programs with thirty-two clients across multiple industries in the amount of $55.8 million. Recent interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

The Company will continue to closely monitor the performance of COVID-19 impacted clients. Additionally, the Company will continue to review and revise its provision for loan losses as more information becomes available including the resolution of certain uncertainties some of our impacted clients face related to the government mandated shutdowns and shelter-in-place orders and the resulting financial stress. The extent to which the COVID-19 pandemic and government actions taken in response to the pandemic will impact our operations and financial results is highly uncertain.

Results of Operations

Overview

The three months ended March 31, 2020 compared with the three months ended March 31, 2019. We reported net income available to common shareholders of $1.3 million for the three months ended March 31, 2020, compared to $1.6 million of net income available to common shareholders for the three months ended March 31, 2019, a $0.3 million, or 18.0%, decrease. For the three months ended March 31, 2020, our income before income tax was $1.7 million, a $0.5 million, or 21.7%, decrease from the three months ended March 31, 2019. The decrease was primarily driven by a $0.4 million decrease in insurance revenues, a $0.6 million loss on intangibles held for sale related to the Capital Management segment along with an increase of $0.9 million, or 11.3%, in salaries and employee benefits expense resulting from the growth of the organization over the past year and non-operating equity compensation expenses for performance related earnout payouts as a result of the September 2017 acquisition of EMC Holdings, LLC (“EMC”). The decreases noted above were primarily offset by a $1.0 million, or 12%, increase in net interest income primarily due to a 29 basis point decrease in our cost of funds to 0.94% from 1.23% and an increase in gains on mortgage loans sold as a result of higher volume of mortgages compared to the three months ended March 31, 2019.

Net Interest Income

The three months ended March 31, 2020 compared with the three months ended March 31, 2019. For the three months ended March 31, 2020, net interest income, before the provision for loan losses was $8.9 million, an increase of $1.0 million, or 12.0%, compared to the three months ended March 31, 2019. This increase was partially attributable to a $100.2 million increase in average outstanding loan balances compared to March 31, 2019, along with a decrease in our cost of funds to 0.94% from 1.23%. For the three months ended March 31, 2020, our net interest margin was 3.14% and our net interest spread was 2.83%. For the three months ended March 31, 2019, our net interest margin was 3.03% and our net interest spread was 2.62%.

The increase in average loans outstanding for the three months ended March 31, 2020 compared to the same periods in 2019 was primarily due to growth in all of our major loan categories except for Construction and Development and Owner Occupied CRE. Net interest income is also impacted by changes in the amount and type of interest earning assets and interest bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average yield for the three months ended March 31, 2020 compared to the same periods in 2019. Our average yield on available-for-sale securities during the three months ended March 31, 2020 was 2.14%, a 32 basis point decrease, compared to the same period in 2019. Our average available-for-sale securities balance during the three months ended March 31, 2020  was  $55.2 million, an increase of $4.7 million, compared to the same period in 2019.

Interest expense on deposits decreased during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was driven primarily by a 29 basis point decline in cost of funds for the three months ended March 31, 2020 compared to the same period in 2019, which correlates with a decrease in the federal funds rate during the period.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Three Months Ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$68,035	$215	1.26%	$85,826	$522	2.43%
Available-for-sale securities(2)	55,208	295	2.14	50,474	310	2.46
Loans(3)	1,016,148	11,002	4.33	915,921	10,218	4.46
Interest-earning assets(4)	1,139,391	11,512	4.04	1,052,221	11,050	4.20
Mortgage loans held for sale(5)	37,798	326	3.45	13,277	126	3.80
Total interest-earning assets, plus mortgage loans held for sale	$1,177,189	$11,838	4.02	$1,065,498	$11,176	4.20
Allowance for loan losses	(8,010)			(7,567)
Noninterest-earning assets	84,054			77,780
Total assets	$1,253,233			$1,135,711
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$830,736	$2,393	1.15	$760,507	$2,909	1.53
Federal Home Loan Bank Topeka borrowings	10,495	51	1.95	10,401	50	1.92
Subordinated notes	7,854	137	6.97	6,560	120	7.32
Total interest-bearing liabilities	$849,085	$2,581	1.22	$777,468	$3,079	1.58
Noninterest-bearing liabilities:
Noninterest-bearing deposits	253,813			220,408
Other liabilities	19,874			19,413
Total noninterest-bearing liabilities	273,687			239,821
Shareholders’ equity	130,461			118,422
Total liabilities and shareholders’ equity	$1,253,233			$1,135,711
Net interest rate spread(6)			2.83%			2.62
Net interest income(7)		$8,931			$7,971
Net interest margin(8)			3.14%			3.03%

________________________________________

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available‑for‑sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)

Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line in the condensed consolidated income statement. These balances are excluded from the margin calculations in these tables.

(6)	Net interest spread is the average yield on interest‑earning assets (excluding mortgage loans held for sale) minus the average rate on interest‑bearing liabilities.
(7)

Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held for sale, and expense paid on interest-bearing liabilities.

(8)	Net interest margin is equal to net interest income divided by average interest‑earning assets (excluding mortgage loans held for sale).

The following tables present the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held for sale) and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume.

	Three Months Ended March 31, 2020
	Compared to 2019
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(56)	$(251)	$(307)
Available-for-sale securities	25	(40)	(15)
Loans	1,085	(301)	784
Total increase (decrease) in interest income	$1,054	$(592)	$462
Interest-bearing liabilities:
Interest-bearing deposits	202	(718)	(516)
Federal Home Loan Bank Topeka borrowings	—	1	1
Subordinated notes	23	(6)	17
Total increase (decrease) in interest expense	$225	$(723)	$(498)
Increase in net interest income	$829	$131	$960

Non‑Interest Income

The three months ended March 31, 2020 compared with the three months ended March 31, 2019. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, non-interest income increased  $0.8 million, or 11.3%, to $7.8 million. The increase in non-interest income during the three months ended March 31, 2020 was primarily a result of a $1.0 million increase in net gain on mortgage loans.

The table below presents the significant categories of our non-interest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$4,731	$4,670	$61	1.3%
Net gain on mortgage loans	2,481	1,456	1,025	70.4
Bank fees	368	289	79	27.3
Risk management and insurance fees	96	468	(372)	(79.5)
Income on company-owned life insurance	91	93	(2)	(2.2)
Total non-interest income	$7,767	$6,976	$791	11.3%

Trust and investment management fees—For the three months ended March 31, 2020 compared to the same period in 2019, our trust and investment management fees remained relatively unchanged.

Net gain on mortgage loans—For the three months ended March 31, 2020 compared to the same period in 2019, our net gain on mortgage loans increased by $1.0 million, or 70.4%, to $2.5 million. For the three months ended March 31, 2020 and 2019, our origination volume was $196.9 million and $72.8 million, respectively. The net gain on mortgage loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three month period was primarily related to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage environment.

The uncertainty of COVID-19’s impact on the economy caused major disruptions in the mortgage market. Capacity, liquidity and delinquency concerns caused the market value of loans and loan servicing to decline rapidly and significantly relative to mortgage hedges, resulting in approximately $4.0 million of lost value during the month of March.

Risk management and insurance fees—Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During three months ended March 31, 2020, we recognized $0.1 million of risk management fees as compared to $0.5 million for the same period in 2019, respectively. The year-over-year decrease was attributed primarily to a decrease in the average size of client policies placed.

Provision for Loan Losses

For the three months ended March 31, 2020, we recorded $0.4 million of provision for loan losses, primarily reflecting the strong growth in the loan portfolio and assumptions related to the impact of the COVID-19 pandemic. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to minimize losses by ensuring that watch list and problem credits are identified early and actively worked in order to identify potential losses in a timely manner and proactively manage the corresponding accounts.

An analysis was performed by the credit department during the first quarter 2020 to determine clients who could be more highly effected by the recent COVID-19 pandemic. The analysis reviewed the borrowers in industries we believe may be more impacted by the pandemic and that there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to reduce the risks of default. Caution is exercised by the Bank in lending practices to ensure safe and sound credits and portfolio diversification. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Non‑Interest Expense

The table below presents the significant categories of our non‑interest expense for the periods noted:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$8,482	$7,618	$864	11.3%
Occupancy and equipment	1,440	1,407	33	2.3
Professional services	1,023	777	246	31.7
Technology and information systems	969	1,069	(100)	(9.4)
Data processing	847	687	160	23.3
Marketing	415	278	137	49.3
Amortization of other intangible assets	2	173	(171)	(98.8)
Net loss on intangibles held for sale	553	—	553	*
Other	916	593	323	54.5
Total non-interest expense	$14,647	$12,602	$2,045	16.2%

________________________________________

* Not meaningful

The increase in non-interest expense of 16.2%  to $14.6 million for the three months ended March 31, 2020 was primarily due to higher salaries and employee benefits expense reflecting the growth of the organization over the past year and improved performance along with higher professional costs primarily associated with the pending branch acquisition.  Non-interest expense for the first quarter of 2020 also included a $0.6 million loss on intangibles held for sale related to the Capital Management segment.

Income Tax

The Company recorded an income tax provision of $0.4 million and $0.5 million, respectively, for the three months ended March 31, 2020 and March 31, 2019, reflecting an effective tax rate of 20.8% and 24.4%, respectively.

Segment Reporting

We have three reportable operating segments: Wealth Management, Capital Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services. Our Capital Management segment consists of operations relating to the Company’s institutional investment management services over proprietary fixed income, high yield and equity strategies, including acting as the advisor of three owned, managed and rated proprietary mutual funds. Capital Management products and services are financial in nature, with revenues generally based on a percentage of assets under management or paid premiums. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature, for which premiums are recognized net of expenses, upon the sale of mortgage loans to third parties. Services provided by our Mortgage segment include soliciting, originating and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2020
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$13,023	$804	$2,504	$16,331
Income (loss) before taxes	$1,618	$(648)	$714	$1,684
Profit margin	12.4%	(80.6)%	28.5%	10.3%

	Three Months Ended March 31, 2019
	Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated
Income(1)	$12,509	$765	$1,479	$14,753
Income (loss) before taxes	$2,111	$(61)	$101	$2,151
Profit margin	16.9%	(8.0)%	6.8%	14.6%

________________________________________

(1)	Net interest income after provision plus non‑interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$11,512	$11,050	$462	4.2%
Total interest expense	2,581	3,079	(498)	(16.2)
Provision for loan losses	367	194	173	89.2
Net interest income	8,564	7,777	787	10.1
Non-interest income	4,459	4,732	(273)	(5.8)
Total income	13,023	12,509	514	4.1
Depreciation and amortization expense	234	348	(114)	(32.8)
All other non-interest expense	11,171	10,050	1,121	11.2
Income before income tax	$1,618	$2,111	$(493)	(23.4)%
Goodwill	$15,994	$15,994	$—	—%
Total assets	$1,281,563	$1,114,800	$166,763	15.0%

The Wealth Management segment reported income before income tax of $1.6 million for the three months ended March 31, 2020, compared to $2.1 million for the same period in 2019. The decrease for the three month period is primarily related to an increase in operating expenses and a decrease in risk management and insurance fees, partially offset by an increase in net interest income driven by an increase in the average interest earning asset balance and a decrease in the average cost of funds.

Capital Management

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2020		2019	$ Change	% Change
Total interest income	$—		$—	$—	—%
Total interest expense	—		—	—	—
Provision for loan losses	—		—	—	—
Net interest income	—		—	—	—
Non-interest income	804		765	39	5.1
Total income	804		765	39	5.1
Depreciation and amortization expense	22		131	(109)	(83.2)
All other non-interest expense	1,430	(1)	695	735	105.8
Loss before income tax	$(648)		$(61)	$(587)	(962.3)%
Goodwill	$3,692		$8,817	$(5,125)	(58.1)%
Intangibles held for sale	3,000		—	3,000	*
Total assets	$8,199		$10,110	$(1,911)	(18.9)%

________________________________________

* Not meaningful

(1) Includes loss on intangibles held for sale of $0.6 million.

The Capital Management segment reported a loss before income tax of $0.6 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Capital Management segment reported a loss before income tax of $0.1 million. This was primarily driven by a loss on intangibles held for sale of $0.6 million recorded in the first quarter of 2020.

Mortgage

	As of and For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	2,504	1,479	1,025	69.3
Total income	2,504	1,479	1,025	69.3
Depreciation and amortization expense	20	65	(45)	(69.2)
All other non-interest expense	1,770	1,313	457	34.8
Income before income tax	$714	$101	$613	606.9%
Total assets	$64,101	$19,778	$44,323	224.1%

The Mortgage segment reported income before income tax of $0.7 million for the three months ended March 31, 2020, compared to $0.1 million, for the same period in 2019. The overall increase in non-interest income was primarily related to an increase in origination volume due to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage segment as evidenced in the addition of mortgage loan originators.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	March 31,	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$118,514	$78,638	$39,876	50.7%
Investments	52,500	58,903	(6,403)	(10.9)
Loans	1,043,951	998,007	45,944	4.6
Allowance for loan losses	(8,242)	(7,875)	(367)	4.7
Loans, net of allowance	1,035,709	990,132	45,577	4.6
Mortgage loans held for sale	64,120	48,312	15,808	32.7
Goodwill & other intangible assets, net	19,712	19,714	(2)	(0.0)
Company-owned life insurance	15,177	15,086	91	0.6
Other assets	45,131	37,344	7,787	20.9
Intangibles held for sale	3,000	3,553	(553)	(15.6)
Total assets	$1,353,863	$1,251,682	$102,181	8.2%
Deposits	$1,178,450	$1,086,784	$91,666	8.4%
Borrowings	24,459	16,560	7,899	47.7
Other liabilities	22,125	20,543	1,582	7.7
Liabilities held for sale	126	117	9	7.7
Total liabilities	1,225,160	1,124,004	101,156	9.0
Total shareholders’ equity	128,703	127,678	1,025	0.8
Total liabilities and shareholders’ equity	$1,353,863	$1,251,682	$102,181	8.2%

Cash and cash equivalents increased by $39.9 million, or 50.7%, to $118.5 million at March 31, 2020 compared to December 31, 2019. During the same period, investments decreased by $6.4 million, or 10.9%, to $52.5 million at March 31, 2020. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested for optimal earnings.

Total loans increased by $45.9 million, or 4.6%, to $1.0 billion at March 31, 2020 compared to December 31, 2019. The increase was primarily due to growth in our all major loan categories with the exception of Owner Occupied CRE and Construction and Development.

Mortgage loans held for sale increased  $15.8 million, or 32.7%, to $64.1 million at March 31, 2020 compared to December 31, 2019. This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net, decreased by an immaterial amount from December 31, 2019 due to amortization on our intangible assets.

Other assets increased by $7.8 million, or 20.9%, to $45.1 million at March 31, 2020. This was primarily related to cash collateral pledged to counterparties related to hedging requirements associated with mortgage loan hedging.

Total deposits increased  $91.7 million, or 8.4%, to $1.2 billion at March 31, 2020 compared to December 31, 2019. Total interest-bearing deposits increased  $61.1 million, or 7.2%, to $907.8 million and noninterest-bearing deposits increased  $30.5 million, or 12.7%, to $270.6 million during this period.

Money market deposit accounts increased  $56.1 million, or 9.1%, to $671.6 million at March 31, 2020 compared to December 31, 2019. Time deposit accounts increased  $15.3 million, or 11.3%, from December 31, 2019 to $150.2 million at March 31, 2020. Negotiable order of withdrawal, or NOW accounts, decreased  $9.8 million, or 10.7%, to $82.1 million from December 31, 2019 to March 31, 2020. The increase in deposit balances was primarily attributed to an increase in organic growth related to our deposit initiatives as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in NOW accounts was driven primarily by balance runoff in one profit center.

Total borrowings increased  $7.9 million, or 47.7%, to $24.5 million at March 31, 2020 compared to December 31, 2019. The increase was primarily attributable to the completion of an $8.0 million subordinated debt offering during the three months ended March 31, 2020. Total shareholders’ equity increased $1.0 million, or 0.8%, from December 31, 2019 to $128.7 million at March 31, 2020. The increase is primarily due to net income of $1.3 million offset by a $0.6 million decrease in the unrealized gain on our available-for-sale investments primarily due to changes in market rates.

Assets Under Management

	Three Months Ended
	March 31,
(Dollars in millions)	2020	2019
Managed Trust Balance at Beginning of Period	$1,750	$1,380
New relationships	10	30
Closed relationships	(10)	(1)
Contributions	54	3
Withdrawals	(89)	(78)
Market change, net	(244)	272
Ending Balance	$1,471	$1,606
Yield*	0.22%	0.17%

Directed Trust Balance at Beginning of Period	$989	$789
New relationships	-	9
Closed relationships	(5)	-
Contributions	1	2
Withdrawals	(68)	(3)
Market change, net	(36)	11
Ending Balance	$881	$808
Yield*	0.08%	0.08%

Investment Agency Balance at Beginning of Period	$2,009	$1,846
New relationships	39	6
Closed relationships	(6)	(23)
Contributions	54	44
Withdrawals	(79)	(66)
Market change, net	(221)	128
Ending Balance	$1,796	$1,935
Yield*	0.73%	0.68%

Custody Balance at Beginning of Period	$452	$356
New relationships	-	2
Closed relationships	-	(1)
Contributions	76	75
Withdrawals	(1)	(20)
Market change, net	(69)	60
Ending Balance	$458	$472
Yield*	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$988	$864
New relationships	1	6
Closed relationships	(6)	(22)
Contributions	31	29
Withdrawals	(21)	(21)
Market change, net	37	104
Ending Balance(1)	$1,030	$960
Yield*	0.17%	0.22%

Total Assets Under Management at Beginning of Period	6,188	5,235
New relationships	50	53
Closed relationships	(27)	(47)
Contributions	216	153
Withdrawals	(258)	(188)
Market change, net	(533)	575
Total Assets Under Management	$5,636	$5,781
Yield*	0.34%	0.32%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM shown is one period in arrears

Assets under management decreased  $551.2 million, or 8.9%, for the three months ended March 31, 2020.  The decrease during the three months ended March 31, 2020 was primarily related to market losses. Yield on the overall portfolio for the three months ended March 31, 2020 compared to March 31, 2019 remained relatively flat.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of March 31, 2020:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$8	$—	$258
Government National Mortgage Association ("GNMA") mortgage-backed securities—residential	41,173	87	(389)	40,871
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	2,666	69	—	2,735
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	9,205	—	(569)	8,636
Total securities available-for-sale	$53,294	$164	$(958)	$52,500

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA	45,490	157	(335)	45,312
FNMA	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

The following tables represent the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers have the right to call or prepay obligations without penalties. Our investments are taxable securities. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of March 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	41,173	1.94
FNMA	—	—	—	—	—	—	2,666	0.12
Corporate CMO and MBS	—	—	—	—	49	—	9,156	0.54
Total available-for-sale	$—	—%	$250	0.01%	$49	—%	$52,995	2.60%

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA	—	—	—	—	—	—	45,490	2.28
FNMA	—	—	—	—	—	—	2,935	0.14
Corporate CMO and MBS	—	—	—	—	52	—	10,373	0.66
Total available-for-sale	$—	—%	$250	0.01%	$52	—%	$58,798	3.08%

At March 31, 2020 and December 31, 2019,  there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2020 and December 31, 2019, we had mortgage loans held for sale of $64.1 million and $48.3 million, respectively, in residential mortgage loans we originated.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	March 31,		December 31,
	2020		2019
(Dollars in thousands)	$	%	$	%
Cash, Securities and Other	$147,157	14.1%	$146,701	14.7%
Construction and Development	25,461	2.4	28,120	2.8
1 - 4 Family Residential	412,306	39.6	400,134	40.2
Non-Owner Occupied CRE	192,350	18.5	165,179	16.6
Owner Occupied CRE	121,138	11.6	127,968	12.8
Commercial and Industrial	144,066	13.8	128,457	12.9
Total loans held for investment(1)	$1,042,478	100.0%	$996,559	100.0%
Mortgage loans held for sale	$64,120		$48,312

________________________________________

(1)	Loans held for investment exclude deferred costs, net of $1.5 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees, as of the date indicated are summarized in the following tables:

	As of March 31, 2020
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$14,106	$119,336	$13,715	$147,157
Construction and Development	—	23,045	2,416	25,461
1 - 4 Family Residential	3,826	125,422	283,058	412,306
Non-Owner Occupied CRE	—	131,180	61,170	192,350
Owner Occupied CRE	—	41,972	79,166	121,138
Commercial and Industrial	4,134	117,974	21,958	144,066
Total loans	$22,066	$558,929	$461,483	$1,042,478
Amounts with fixed rates	$5,970	$315,801	$153,661	$475,432
Amounts with floating rates	16,096	243,128	307,822	567,046
Total loans	$22,066	$558,929	$461,483	$1,042,478

	As of December 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$2,803	$132,157	$11,741	$146,701
Construction and Development	145	25,934	2,041	28,120
1 - 4 Family Residential	1,487	127,699	270,948	400,134
Non-Owner Occupied CRE	125	126,618	38,436	165,179
Owner Occupied CRE	—	42,401	85,567	127,968
Commercial and Industrial	7,785	107,578	13,094	128,457
Total loans	$12,345	$562,387	$421,827	$996,559
Amounts with fixed rates	$364	$309,303	$128,452	$438,119
Amounts with floating rates	11,981	253,084	293,375	558,440
Total loans	$12,345	$562,387	$421,827	$996,559

Non-Performing Assets

Non-performing assets include non-accrual loans, troubled debt restructurings (“TDRs”), loans past due 90 days or more and still accruing interest, and OREO. The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

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

For the three months ended March 31, 2020 and 2019,  the amount of lost interest for non-accrual loans was $0.1 million.

We had $11.1 million in non-performing assets as of March 31, 2020 compared to $12.9 million as of December 31, 2019. The $1.8 million decrease in our non-performing assets was primarily related to a principal paydowns received on a Cash, Securities, and Other loan for $1.3 million, and $0.5 million on a Commercial and Industrial loan.

The following table presents information regarding non-performing loans as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans by category (1)
Cash, Securities and Other	$1,493	$2,803
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	4,138	4,412
Total non-accrual loans	5,631	7,215
TDRs still accruing	4,820	5,055
Accruing loans 90 or more days past due	—	—
Total non-performing loans	10,451	12,270
OREO	658	658
Total non-performing assets	$11,109	$12,928
Ratio of non-performing loans to total loans(2)	1.00%	1.23%
Ratio of non-performing assets to total assets	0.82	1.03
Allowance as a percentage of non-performing loans	78.86%	64.18%

________________________________________

(1)	All non-accrual loans at March 31, 2020 and December 31, 2019 are TDRs. See Note 3 – Loans and the Allowance for Loan Losses to the consolidated financial statements.
(2)	Excludes mortgage loans held for sale of $64.1 million and $48.3 million as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020 and December 31, 2019 non-performing loans of $10.5 million and $12.3 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of March 31, 2020				As of December 31, 2019
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$145,444	$—	$1,713	$147,157	$143,898	$—	$2,803	$146,701
Construction and Development	25,461	—	—	25,461	28,120	—	—	28,120
1 - 4 Family Residential	406,450	—	5,856	412,306	395,224	—	4,910	400,134
Non-Owner Occupied CRE	191,205	1,145	—	192,350	164,021	1,158	—	165,179
Owner Occupied CRE	121,138	—	—	121,138	127,968	—	—	127,968
Commercial and Industrial	130,377	—	13,689	144,066	114,241	—	14,216	128,457
Total	$1,020,075	$1,145	$21,258	$1,042,478	$973,472	$1,158	$21,929	$996,559

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as hotels, transportation and restaurants, is less than 2.0% of our loan portfolio. The Company is engaging in more frequent communication with these borrowers to better understand the situation and respond proactively. While, the length of time businesses are unable to operate is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the first quarter of 2020, the Company increased its allowance to account for our best estimate of probable incurred loss related to COVID-19. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss.  We believe the allowance is adequate as of March 31, 2020.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

March 31,
(Dollars in thousands)	2020	2019
Average loans outstanding(1)(2)	$1,016,148	$915,921
Gross loans outstanding at end of period(3)	$1,043,951	$931,190
Allowance for loan losses at beginning of period	$7,875	$7,451
Provision for loan losses	367	194
Charge-offs:
Cash, Securities and Other	—	—
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	—	—
Recoveries:
Cash, Securities and Other	—	—
Construction and Development	—	—
1 - 4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	—	—
Net charge-offs (recoveries)	—	—
Allowance for loan losses at end of period	$8,242	$7,645
Ratio of allowance to end of period loan	0.79%	0.82%
Ratio of net charge-offs to average loans(1)(4)	—%	—%

________________________________________

(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $37.8 million and $13.3 million for the three months ended March 31, 2020 and 2019 respectively.
(3)	Excludes mortgage loans held for sale of $64.1 million and $19.8 million as of March 31, 2020 and March 31, 2019, respectively.
(4)	The ratio of net charge-offs to average loans is negligible or immaterial.

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

	As of March 31,		As of December 31,
	2020		2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,092	14.1%	$1,058	14.7%
Construction and development	186	2.4	200	2.8
1 - 4 Family Residential	3,008	39.6	2,850	40.2
Non-Owner Occupied CRE	1,403	18.5	1,176	16.6
Owner Occupied CRE	884	11.6	911	12.8
Commercial and Industrial	1,669	13.8	1,680	12.9
Total allowance for loan losses	$8,242	100.0%	$7,875	100.0%

________________________________________

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets, net March 31, 2020 remained materially unchanged from December 31, 2019.

Deposits

Our deposit products include money market accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum.

Total deposits increased by $91.7 million, or 8.4%, to $1.2 billion at March 31, 2020 from December 31, 2019. Total average deposits for the three months ended March 31, 2020 were $1.1 billion, an increase of $103.6 million, or 10.6%, compared to $980.9 million as of March 31, 2019. The increase in these periods is primarily due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The increase in average rates in 2020 was driven primarily by a decrease in market rates.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending March 31,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$606,286	1.05%	$519,251	1.62%
Negotiable order of withdrawal accounts	86,000	0.31	60,550	0.20
Certificates and other time deposits > $250k	65,213	2.15	80,706	1.71
Certificates and other time deposits < $250k	68,976	2.17	97,845	1.77
Total time deposits	134,189	2.16	178,551	1.74
Savings accounts	4,261	0.23	2,155	0.10
Total interest-bearing deposits	830,736	1.15	760,507	1.53
Noninterest-bearing accounts	253,813		220,408
Total deposits	$1,084,549	0.88%	$980,915	1.19%

Average noninterest-bearing deposits to average total deposits was 23.4% and 22.5% for the three months ended March 31, 2020 and 2019, respectively.

Our average cost of funds was 0.94% and 1.23% during the three months ended March 31, 2020 and 2019, respectively. The decrease in our cost of funds for 2020 from 2019 was primarily due to an decrease in average rates on interest-bearing deposits to 1.15% during the three months ended March 31, 2020 compared to 1.53% for the three months ended March 31, 2019. This decrease is primarily due to a decrease in federal funds rates driving a decrease in deposit market rates.

Money market deposit accounts as of March 31, 2020 were $671.6 million, an increase of $56.1 million, or 9.1%, compared to $615.6 million as of December 31, 2019. Total time deposits as of March 31, 2020 were $150.2 million, an increase of $15.3 million, or 11.3%, from December 31, 2019.  Negotiable order of withdrawal, or NOW accounts, decreased $9.8 million, or 10.7%, to $82.1 million from December 31, 2019 to March 31, 2020. The increase in deposit balances was primarily attributed to an increase in organic growth related to our deposit initiatives, additional contributions from existing clients, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products.

The following table represents the amount of certificates of deposit by time remaining until maturity as of March 31, 2020:

	As of March 31, 2020
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$10,735	$13,660	$17,565	$21,394	$63,354
Other	44,935	28,993	4,111	8,797	86,836
Total	$55,670	$42,653	$21,676	$30,191	$150,190

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2020 and December 31, 2019,  borrowings totaled $24.5 million and $16.6 million, respectively. On March 17, 2020, the Company completed the issuance and sale of subordinated notes totaling $8.0 million. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Borrowings:
FHLB Topeka borrowings	$10,000	$10,000
Subordinated notes	14,459	6,560
	$24,459	$16,560

FHLB Topeka

We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2020 and December 31, 2019 amounted to $568.3 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $378.7 million at March 31, 2020.

As of and for the
Period Ended
March 31,
(Dollars in thousands)	2020
Short-term borrowings:
Maximum outstanding at any month-end during the period	$25,000
Balance outstanding at end of period	10,000
Average outstanding during the period	$10,495
Average interest rate during the period	1.77%
Average interest rate at the end of the period	1.94%

As of March 31, 2020 and December 31, 2019, we had three unsecured federal funds lines of credit with up to $10.0 million, $19.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

As of March 31, 2020 and December 31, 2019, we had a Restated Revolving Credit Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies. As of March 31, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Three Month Period Ended	Average Percentage for the Three Month Period Ended
	March 31,	March 31,
	2020	2019
Sources of Funds:
Deposits:
Noninterest-bearing	20.25%	19.41%
Interest-bearing	66.29	66.96
FHLB	0.84	0.92
Subordinated notes	0.63	0.58
Other liabilities	1.58	1.70
Shareholders’ equity	10.41	10.43
Total	100%	100%
Uses of Funds:
Total loans	80.44%	79.98%
Available-for-sale securities	4.40	4.44
Mortgage loans held for sale	3.02	1.17
Interest-bearing deposits in other financial institutions	5.43	7.56
Noninterest-earning assets	6.71	6.85
Total	100%	100%
Average noninterest-bearing deposits to total average deposits	23.40%	22.47%
Average loans to total average deposits	93.69	93.37
Average interest-bearing deposits to total average deposits	76.60%	77.53%

Our primary source of funds is interest‑bearing and noninterest‑bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $1.0 million, or 0.8%, from December 31, 2019 to $128.7 million at March 31, 2020. The increase is primarily due to net income of $1.3 million which was partially offset by a $0.6 million decrease in the unrealized gain on our available-for-sale investments primarily due to changes in market rates.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock. The Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in the open market (including pursuant to a “Rule 10b5-1 plan”), in block transactions, in privately negotiated transactions, through accelerated stock repurchase programs, through option or other forward transactions or otherwise, all in compliance with applicable laws and other restrictions. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. During the three months ended March 31, 2020, the Company repurchased 22,679 shares at an average price of $16.50 and as of March 31, 2020, 233,623 shares may yet be purchased under the program. The Company does not currently anticipate continuing to repurchase shares and instead, intends to use its capital to support its clients and communities through the duration of the COVID-19 pandemic.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2020 and December 31, 2019, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$102,022	10.35%	$99,461	10.67%
Consolidated	108,395	10.96	105,821	11.31
Common equity tier 1 (“CET 1”) to risk-weighted assets
Bank	102,022	10.35	99,461	10.67
Consolidated	108,395	10.96	105,821	11.31
Total capital to risk-weighted assets
Bank	110,652	11.23	107,509	11.53
Consolidated	131,586	13.31	120,429	12.87
Tier 1 capital to average assets
Bank	102,022	8.33	99,461	8.09
Consolidated	$108,395	8.81%	$105,821	8.58%

Contractual Obligations and Off‑Balance Sheet Arrangements

We enter into credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments may expire without being utilized. Our exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of March 31, 2020
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka	$10,000	$—	$—	$—		$10,000
Subordinated notes	—	—	—	14,459	(1)	14,459
Time deposits	111,749	25,419	12,784	238		150,190
Minimum lease payments	3,273	5,422	4,393	743		13,831
Total	$125,022	$30,841	$17,177	$15,440		$188,480

________________________________________

(1)Reflects contractual maturity dates of December 31, 2026 and March 31, 2030.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	March 31,		December 31,
	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$31,690	$274,056	$32,896	$290,653
Standby letters of credit	1,734	24,099	1,759	$24,197
Commitments to make loans to sell	$236,198	$—	$47,354	$—

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

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

	As of March 31, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(6.84)%	3.93%	(5.76)%	(9.33)%
200	(5.36)	5.56	(2.97)	(3.45)
100	(2.71)	4.90	(1.18)	(0.13)
Base	—	—	—	—
−100	(1.19)	(11.43)	(0.16)	(9.99)%

The model simulations as of March 31, 2020 imply that our balance sheet remains in a fairly interest rate-neutral profile compared to our balance sheet as of December 31, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company in its 2019 Annual Report on Form 10-K filed with the SEC, on March 12, 2020 with the exception of:

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

•

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s financial condition and business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio or defaults by counterparties, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from or, in some cases, our business decisions may result in, a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers, which are generally not drawn upon. During a challenging economic environment, such as the ongoing pandemic, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

•

Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, including disruptions in the capital markets, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. In particular, we have recently experienced a decline in our origination of loans. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide including the ability to sell mortgage loan that we originate with the intent to sell.

•

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities have limited the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

•

Interest Rate Risk. Our net interest income, lending activities, deposits, hedging activities, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short-term to maturity, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

•

Trust and Investment Management Risk. Recent market volatility associated with the pandemic and the decline in oil and gas prices has adversely impacted the value of our assets under management. We derive a significant amount of our revenues primarily from investment management fees based on assets under management. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. A sustained decline in the value of the assets that  we manage or otherwise administer or service for others, could have an adverse effect on related fee income and demand for our services.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements and third party providers’ ability to support our operation, any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2020 through January 31, 2020	11,395	$ 16.49	—	244,907
February 1, 2020 through February 29, 2020	11,284	16.64	—	233,623
March 1, 2020 through March 31, 2020	—	—	—	233,623

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The program will be in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The repurchase program may be suspended or discontinued at any time without notice. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. For the three months ended March  31, 2020, the Company repurchased 22,679 shares at an average price of $16.50 and as of March  31, 2020, 233,623 shares may yet be purchased under the program. The Company does not currently anticipate continuing to repurchase shares and instead, intends to use its capital to support its clients and communities through the duration of the COVID-19 pandemic.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description

4.1	Form of 5.125% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2020)

10.1

Form of Subordinated Note Purchase Agreement, dated March 17, 2020, by and among First Western Financial, Inc. and several purchasers named therein. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2020)

10.2

Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Scott Wylie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2020)

10.3

Second Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2020)

10.4

Employment Agreement, dated April 8, 2020, by and between First Western Financial, Inc. and John Sawyer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2020)

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

First Western Financial, Inc.

April 30, 2020	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

April 30, 2020	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer