Form 10-Q
period 2020-06-30
First Western Financial Inc
filed 2020-08-06
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31 2020
Common Stock, no par value	7,951,749

FIRST WESTERN FINANCIAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2020 and June 30, 2019	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2020 and June 30, 2019	8

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2020 and June 30, 2019	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and June 30, 2019	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION		67

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	71

SIGNATURES		72

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
●	geographic concentration in Colorado, Arizona, Wyoming and California;
●	changes in the economy affecting real estate values and liquidity;
●	our ability to continue to originate residential real estate loans and sell such loans;
●	risks specific to commercial loans and borrowers;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	competition for investment managers and professionals and our ability to retain our associates;
●	fluctuation in the value of our investment securities;
●	the terminable nature of our investment management contracts;
●	changes to the level or type of investment activity by our clients;
●	investment performance, in either relative or absolute terms;
●	changes in interest rates;
●	the adequacy of our allowance for loan losses;
●	weak economic conditions and global trade;
●	legislative changes or the adoption of tax reform policies;
●	external business disruptors in the financial services industry;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;

●	continued positive interaction with and financial health of our referral sources;
●	retaining our largest trust clients;
●	our ability to achieve our strategic objectives;
●	competition from other banks, financial institutions and wealth and investment management firms;
●	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
●	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
●	the accuracy of estimates and assumptions;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	technological change;
●	our ability to attract and retain clients;
●	unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters;
●	new lines of business or new products and services;
●	regulation of the financial services industry;
●	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
●	limited trading volume and liquidity in the market for our common stock;
●	fluctuations in the market price of our common stock;
●	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
●	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
●	the initiation and continuation of securities analysts coverage of the Company;
●	future issuances of debt securities;
●	our ability to manage our existing and future indebtedness;
●	available cash flows from the Bank; and
●	other factors that are discussed in “Item 1A - Risk Factors” in our Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020, and in the section titled Risk Factors in Part II, Item 1A of our Form 10-Q filed with the SEC on April 30, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,404	$4,180
Interest-bearing deposits in other financial institutions	187,272	74,458
Total cash and cash equivalents	191,676	78,638

Available-for-sale securities, at fair value	47,018	58,903
Correspondent bank stock, at cost	1,295	585
Mortgage loans held for sale	69,604	48,312
Loans, net of allowance of $10,354 and $7,875	1,412,086	990,132
Premises and equipment, net	5,201	5,218
Accrued interest receivable	5,108	3,048
Accounts receivable	4,616	5,238
Other receivables	1,543	1,006
Other real estate owned, net	658	658
Goodwill	24,191	19,686
Other intangible assets, net	76	28
Deferred tax assets, net	6,035	5,047
Company-owned life insurance	15,268	15,086
Other assets	23,141	16,544
Assets held for sale	3,010	3,553
Total assets	$1,810,526	$1,251,682

LIABILITIES
Deposits:
Noninterest-bearing	$398,063	$240,068
Interest-bearing	1,008,869	846,716
Total deposits	1,406,932	1,086,784
Borrowings:
Federal Home Loan Bank Topeka and Federal Reserve borrowings	222,313	10,000
Subordinated notes	14,444	6,560
Accrued interest payable	205	299
Other liabilities	27,080	20,244
Liabilities held for sale	135	117
Total liabilities	1,671,109	1,124,004

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,939,024 and 7,940,168 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	143,498	142,797
Accumulated deficit	(4,925)	(14,955)
Accumulated other comprehensive income (loss)	844	(164)
Total shareholders’ equity	139,417	127,678
Total liabilities and shareholders’ equity	$1,810,526	$1,251,682

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$12,202	$10,600	$23,204	$20,818
Investment securities	224	331	519	641
Federal funds sold and other	44	243	259	765
Total interest and dividend income	12,470	11,174	23,982	22,224

Interest expense:
Deposits	1,319	2,995	3,712	5,904
Other borrowed funds	355	219	543	389
Total interest expense	1,674	3,214	4,255	6,293
Net interest income	10,796	7,960	19,727	15,931
Less: provision for (recovery of) credit losses	2,124	(78)	2,491	116
Net interest income, after provision for (recovery of) credit losses	8,672	8,038	17,236	15,815

Non-interest income:
Trust and investment management fees	4,609	4,693	9,340	9,363
Net gain on mortgage loans	10,173	3,262	12,654	4,718
Bank fees	221	341	589	630
Risk management and insurance fees	333	194	429	662
Income on company-owned life insurance	91	96	182	189
Total non-interest income	15,427	8,586	23,194	15,562
Total income before non-interest expense	24,099	16,624	40,430	31,377

Non-interest expense:
Salaries and employee benefits	6,690	7,699	15,172	15,317
Occupancy and equipment	1,515	1,398	2,955	2,805
Professional services	1,231	1,036	2,254	1,813
Technology and information systems	993	1,016	1,962	2,085
Data processing	1,037	742	1,884	1,429
Marketing	253	441	668	719
Amortization of other intangible assets	38	142	40	315
Goodwill impairment	—	1,572	—	1,572
Net loss on assets held for sale	—	—	553	—
Other	887	613	1,803	1,206
Total non-interest expense	12,644	14,659	27,291	27,261
Income before income taxes	11,455	1,965	13,139	4,116
Income tax expense	2,759	561	3,109	1,085
Net income available to common shareholders	$8,696	$1,404	$10,030	$3,031
Earnings per common share:
Basic	$1.10	$0.18	$1.27	$0.39
Diluted	$1.10	$0.18	$1.26	$0.39

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$8,696	$1,404	$10,030	$3,031
Other comprehensive income items:
Net change in unrealized gains on available-for-sale securities	1,931	981	1,334	2,043
Income tax effect	(330)	(253)	(326)	(528)
Total other comprehensive income items	1,601	728	1,008	1,515
Comprehensive income	$10,297	$2,132	$11,038	$4,546

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares					Accumulated
		Convertible		Additional		Other
	Preferred	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	Deficit	Income (loss)	Total

Balance at April 1, 2019	—	—	7,968,420	$141,738	$(21,337)	$(733)	$119,668

Net income	—	—	—	—	1,404	—	1,404
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Other comprehensive income, net of tax	—	—	—	—	—	728	728
Stock-based compensation	—	—	—	467	—	—	467

Balance at June 30, 2019	—	—	7,983,866	$142,095	$(19,933)	$(5)	$122,157

Balance at April 1, 2020	—	—	7,917,489	$143,081	$(13,621)	$(757)	$128,703

Net income	—	—	—	—	8,696	—	8,696
Settlement of share awards	—	—	21,535	(170)	—	—	(170)
Other comprehensive income, net of tax	—	—	—	—	—	1,601	1,601
Stock-based compensation	—	—	—	587	—	—	587

Balance at June 30, 2020	—	—	7,939,024	$143,498	$(4,925)	$844	$139,417

Balance at January 1, 2019	—	—	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	—	—	3,031	—	3,031
Settlement of share awards	—	—	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02	—	—	—	—	235	(235)	—
Other comprehensive income, net of tax	—	—	—	—	—	1,515	1,515
Stock-based compensation	—	—	—	846	—	—	846

Balance at June 30, 2019	—	—	7,983,866	$142,095	$(19,933)	$(5)	$122,157

Balance at January 1, 2020	—	—	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	—	—	10,030	—	10,030
Other comprehensive income, net of tax	—	—	—	—	—	1,008	1,008
Settlement of share awards	—	—	21,535	(170)	—	—	(170)
Stock repurchases	—	—	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	—	—	1,241	—	—	1,241

Balance at June 30, 2020	—	—	7,939,024	$143,498	$(4,925)	$844	$139,417

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$10,030	$3,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	552	1,011
Deferred income tax expense	(1,314)	(516)
Stock-based compensation	1,241	846
Provision for loan losses	2,491	116
Net amortization of investment securities	231	71
Stock dividends received on correspondent bank stock	(12)	(19)
Increase in cash surrender value of company-owned life insurance	(182)	(189)
Net gain on mortgage loans	(12,654)	(4,718)
Origination of mortgage loans held for sale	(541,222)	(228,313)
Proceeds from mortgage loans	526,355	212,371
Loss on assets held for sale	553	—
Loss on impairment of goodwill	—	1,572
Net changes in operating assets and liabilities:
Accounts receivable	633	(213)
Accrued interest receivable and other assets	(2,444)	(2,584)
Accrued interest payable and other liabilities	6,588	(59)
Net cash used in operating activities	(9,154)	(17,593)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	12,662	3,831
Purchases	—	(10,390)
Purchases of correspondent bank stock	(698)	(1,237)
Redemption of correspondent bank stock	—	2,095
Purchases of premises and equipment	(523)	(280)
Net cash paid on acquisitions (Note 2)	(61,316)	—
Loan and note receivable originations and principal collections, net	(304,658)	(45,383)
Net cash used in investing activities	(354,533)	(51,364)
Cash flows from financing activities
Net change in deposits	257,068	67,419
Proceeds from subordinated notes	8,000	—
Settlement of restricted stock	(170)	(110)
Recognition of capitalized subordinated notes issuance costs	(116)	—
Repurchase of common stock	(370)	—
Proceeds from Federal Reserve borrowings	204,313	—
Payments to Federal Home Loan Bank Topeka borrowings	(27,000)	(46,286)
Proceeds from Federal Home Loan Bank Topeka borrowings	35,000	67,346
Net cash provided by financing activities	476,725	88,369

Net change in cash and cash equivalents	113,038	19,412
Cash and cash equivalents, beginning of year	78,638	73,357
Cash and cash equivalents, end of period	$191,676	$92,769
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,349	$6,250
Income tax payment, net of refunds received	1,122	630
Cash paid for amounts included in the measurement of lease liabilities	2,893	2,738
Supplemental noncash disclosures:
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	—	235
Change in unrealized gain/(loss)	1,334	2,043
Lease right-of-use-asset obtained in exchange for lease liabilities	380	16,580
Reclass of held for sale assets, net of liabilities	$10	$—

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation:  The condensed consolidated financial statements include the accounts of First Western Financial, Inc. (“FWFI”), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the “Company”).

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the “Bank”), First Western Capital Management Company (“FWCM”), and Ryder, Stilwell Inc. (“RSI”). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly-owned by FWFI: First Western Merger Corporation (“Merger Corp.”), and RRI, LLC (“RRI”). RSI and RRI are not active operating entities.

The Company provides a fully-integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City, Los Angeles) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on selling mortgage loans.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC.

Consolidation:  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

On May 15, 2020, the Company completed a branch purchase and assumption transaction (“Branch Acquisition”) with Simmons Bank (“Simmons”). Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information, see Note 2.

Use of Estimates:  To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including the impact of the COVID-19 pandemic, and changes in the financial condition of borrowers. Material estimates that are particularly susceptible to significant change include: the determination of the allowance for loan losses, the evaluation of goodwill impairment, and the fair value of financial instruments.

The Company could experience a material adverse effect on its business as a result of the impact of the COVID-19 pandemic, and the resulting governmental actions to curtail its spread. It is at least reasonably possible that information which was available at the date of the financial statements will change in the near term due to the COVID-19 pandemic and that the effect of the change would be material to the financial statements. The extent to which the COVID-19 pandemic will impact our estimates and assumptions is highly uncertain.

Concentration of Risk:  Most of the Company’s lending activity is to clients located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or client. At June 30, 2020 and December 31, 2019, 58.7%, and 71.7%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees are earned with respect to investment management contracts for the three and six months ended June 30, 2020 and the year ended December 31, 2019 were immaterial. Receivables are recorded on the condensed consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the condensed consolidated statement of operations for the three and six months ended June 30, 2020 are considered in scope of Topic 606.

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

The CARES Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans during the second quarter of 2020. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 4 for further discussion on our PPP loans.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic and had a risk rating of “pass” and had not been delinquent in making interest or principal payment by more than 30 days during the last two years.

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (‘TDR”). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR at June 30, 2020.  See Note 4 for further discussion on our loan modification program.

Reclassifications:  Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements:  The following reflects recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

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

During the three months ended June 30, 2020, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

NOTE 2 - ACQUISITIONS

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons, to acquire all of the Simmons’ Colorado locations, including three branches and one loan production office located in

Denver, as well as certain deposits, loans and other assets. The transaction closed on May 15, 2020 with an aggregate purchase price of $61.6 million, including a deposit premium of 6.06%.

Goodwill of $4.5 million was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the May 15, 2020 transaction with Simmons, and reflects all adjustments made to the fair value of the opening balance sheet through June 30, 2020 (in thousands):

May 15,
Fair value of consideration transferred	2020
Cash consideration	$61,599
Total fair value of consideration transferred	61,599

Assets acquired
Cash and due from banks	283
Loans, net	119,552
Core deposit intangible	53
Accrued income and other assets	382
Total assets acquired	120,270

Liabilities assumed
Deposits	63,080
Accrued expenses and other liabilities	96
Total liabilities assumed	63,176
Net assets acquired	57,094
Goodwill recognized	$4,505

______________________________________

(1) The core deposit intangible was determined to have an estimated life of 10 years.

The fair value of net assets acquired includes fair value adjustments to loans as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Loans had a fair value of $119.6 million and a contractual balance of $120.6 million as of May 15, 2020. The discount on the loans acquired in this transaction due to anticipated credit loss, as well as considerations for market interest rates, totaled $1.1 million, representing 0.9% of their contractual balances. No allowance for loan losses related to acquired loans was brought over as a result of the Branch Acquisition. Loans acquired included short-term modifications made on a good faith basis by Simmons, in response to COVID-19. All of the modification were given additional review prior to the closing of the purchase and management determined that loans were performing prior to modification and were not considered impaired at purchase. There were no loans acquired that were considered to be purchased credit impaired (“PCI”) loans.

The composition of the acquired loan portfolio as of May 15, 2020 is detailed in the table below (in thousands):

May 15,
2020
Cash, Securities and Other	$13,457
Construction and Development	40,407
1-4 Family Residential	7,252
Non-Owner Occupied Commercial Real Estate ("CRE")	545
Owner Occupied CRE	321
Commercial and Industrial	58,660
Total gross loans	$120,642

The Company incurred $0.3 million in expenses related to the acquisition during the three months ended June 30, 2020. Acquisition expenses, including professional fees, are included in the total noninterest expense line item in the condensed consolidated statement of income.

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$7	$—	$257
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	35,428	1,041	—	36,469
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	2,646	90	—	2,736
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	7,557	111	(112)	7,556
Total securities available-for-sale	$45,881	$1,249	$(112)	$47,018

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage-backed securities – residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities – residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

At June 30, 2020, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
June 30, 2020	Cost	Value
Due after one year through five years	$250	$257
Securities (agency and CMO)	45,631	46,761
Total	$45,881	$47,018

In 2014 the Company began investing in a small business investment company (“SBIC”) fund administered by the Small Business Administration. During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company invested $0.2 million and $0.4 million, respectively, in SBIC. At June 30, 2020 the Company held a balance of $1.8 million with SBIC which is included in other assets in the accompanying consolidated balance sheets. The Company may be obligated to invest up to an additional $1.2 million in future SBIC investments.

At June 30, 2020 and December 31, 2019, securities with carrying values totaling $4.9 million and $5.5 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

At June 30, 2020 and December 31, 2019, five securities and twenty-six securities, respectively, were in an unrealized loss position, with unrealized losses totaling $0.1 million and $0.4 million, respectively. The securities in a loss position have been in a continuous unrealized loss position for less than twelve months, and have a combined loss of $0.1 million as of June 30, 2020. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

The following table summarizes securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate CMO and MBS	1,363	(112)	—	—	1,363	(112)
Total	$1,363	$(112)	$—	$—	$1,363	$(112)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
GNMA mortgage-backed securities - residential	$28,203	$(193)	$4,450	$(142)	$32,653	$(335)
FNMA mortgage-backed securities - residential	—	—	2,347	(29)	2,347	(29)
Corporate CMO and MBS	7,780	(45)	—	—	7,780	(45)
Total	$35,983	$(238)	$6,797	$(171)	$42,780	$(409)

The Company did not sell any securities during the three and six months ended June 30, 2020.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	June 30,	December 31,
	2020	2019
Cash, Securities and Other(1)	$371,111	$146,701
Construction and Development	74,793	28,120
1-4 Family Residential	418,409	400,134
Non-Owner Occupied CRE	229,150	165,179
Owner Occupied CRE	117,426	127,968
Commercial and Industrial	213,271	128,457
Total loans	1,424,160	996,559
Deferred costs (fees) and unamortized premium/(unaccreted discounts), net	(1,720)	1,448
Allowance for loan losses	(10,354)	(7,875)
Loans, net	$1,412,086	$990,132

______________________________________

(1) Includes PPP loans of $204.6 million as of June 30, 2020.

As of June 30, 2020, total loans include $123.8 million of performing loans purchased as part of the Branch Acquisition. See Note 2 – Acquisitions for more information.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and at June 30, 2020 the Cash, Securities and Other portion of the loan portfolio included $204.6 million of PPP loans, or 55.1% of the total category.

Loan Modifications

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company was offering loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years.

The Company modified 98 loans, including acquired loans, across multiple industries in the amount of $176.9 million during the six months ended June 30, 2020.

	Total Loans	# of Loans Modified	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$371,111	7	$5,570	1.50%
Construction and Development	74,793	1	3,814	5.10
1-4 Family Residential	418,409	31	41,690	9.96
Non-Owner Occupied CRE	229,150	30	65,491	28.58
Owner Occupied CRE	117,426	10	17,524	14.92
Commercial and Industrial	213,271	19	42,765	20.05
Total Loans	$1,424,160	98	$176,854	12.42%

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as a TDR. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition. In accordance with that guidance, the Company is recognizing interest income on all loans modified for temporary payment moratoriums, primarily for a period of 180 days or less.

All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred loan fees, deferred costs, unamortized premium, and unaccreted discounts which are not material) in loans past due as of June 30, 2020 and December 31, 2019 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
June 30, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$1,199	$400	$1,493	$3,092	$368,019	$371,111
Construction and Development	2,567	—	—	2,567	72,226	74,793
1-4 Family Residential	3,151	737	—	3,888	414,521	418,409
Non-Owner Occupied CRE	—	—	—	—	229,150	229,150
Owner Occupied CRE	—	—	—	—	117,426	117,426
Commercial and Industrial	379	—	3,506	3,885	209,386	213,271
Total	$7,296	$1,137	$4,999	$13,432	$1,410,728	$1,424,160

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$525	$—	$—	$525	$146,176	$146,701
Construction and Development	—	—	—	—	28,120	28,120
1-4 Family Residential	5,688	—	—	5,688	394,446	400,134
Non-Owner Occupied CRE	—	—	—	—	165,179	165,179
Owner Occupied CRE	—	—	—	—	127,968	127,968
Commercial and Industrial	—	3,110	907	4,017	124,440	128,457
Total	$6,213	$3,110	$907	$10,230	$986,329	$996,559

At June 30, 2020 and December 31, 2019, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	June 30,	December 31,
	2020	2019
Cash, Securities and Other	$1,493	$2,803
Commercial and Industrial	4,325	4,412
Total	$5,818	$7,215

Non-accrual loans classified as TDR accounted for $5.8 million of the recorded investment at June 30, 2020 and $7.2 million at December 31, 2019, respectively. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs by loan type and delinquency status as of the dates noted (in thousands):

	June 30,	December 31,
	2020	2019
Accruing
Commercial and Industrial	$5,636	$5,055
Non-accrual
Cash, Securities, and Other	1,493	2,803
Commercial and Industrial	4,325	4,412

Allowance for loan associated with TDR	(1,179)	(833)
Net recorded investment	$10,275	$11,437

At June 30, 2020 and December 31, 2019, the Company had extended an additional $0.8 million and $0.2 million to a Commercial and Industrial borrower with a loan classified as a TDR for operational needs as allowed under the commitment. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in 2019 which is still held by the Company, in exchange for this additional funding.

The Company modified one loan into a TDR during the three and six months ended June 30, 2020. The Borrower was struggling to make payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan was making payments as agreed for the three and six months ended June 30, 2020.

The Company modified one borrower relationship with two loans into a TDR for the year ended December 31, 2019. The borrower, who has loans that are classified as Commercial and Industrial, was not making payments in accordance with the original contract terms. The modification included an extension of the maturity date that the Company would not have otherwise considered as a result of the Borrower’s difficulties. The extension of maturity was for a period of approximately nine months. The borrower was not making payments as agreed for the three and six months ended June 30, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	June 30, 2020			December 31, 2019
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Commercial and Industrial	$3,434	$3,434	$1,179	$4,412	$4,412	$833
Total	$3,434	$3,434	$1,179	$4,412	$4,412	$833

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,493	$1,493	$—	$2,803	$2,803	$—
Commercial and Industrial	6,527	6,527	—	5,055	5,055	—
Total	$8,020	$8,020	$—	$7,858	$7,858	$—

Total impaired loans:
Cash, Securities, and Other	$1,493	$1,493	$—	$2,803	$2,803	$—
Commercial and Industrial	9,961	9,961	1,179	9,467	9,467	833
Total	$11,454	$11,454	$1,179	$12,270	$12,270	$833

The recorded investment in loans in the previous tables excludes accrued interest, deferred loan fees and costs and unamortized premium/discounts which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended June 30, 2020 and 2019 are included in the table below (in thousands):

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$3,462	$—	$1,235	$—
Total	$3,462	$—	$1,235	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,493	$—	$8,042	$—
Commercial and Industrial	5,998	84	5,268	68
1-4 Family Residential	—	—	412	26
Total	$7,491	$84	$13,722	$94

Total impaired loans:
Cash, Securities, and Other	$1,493	$—	$8,042	$—
Commercial and Industrial	9,460	84	6,503	68
1-4 Family Residential	—	—	412	26
Total	$10,953	$84	$14,957	$94

The average balance of impaired loans and interest income recognized on impaired loans during the six months ended June 30, 2020 and 2019 are included in the table below (in thousands):

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Commercial and Industrial	$3,476	$—	$1,398	$—
Total	$3,476	$—	$1,398	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,925	$—	$9,072	$—
Commercial and Industrial	5,991	165	5,131	188
1-4 Family Residential	—	—	412	51
Total	$7,916	$165	$14,615	$239

Total impaired loans:
Cash, Securities, and Other	$1,925	$—	$9,072	$—
Commercial and Industrial	9,467	165	6,529	188
1-4 Family Residential	—	—	412	51
Total	$11,392	$165	$16,013	$239

Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2020 was $2.5 million compared to $0.1 million for the same period in 2019, primarily reflecting strong loan growth along with an increase based on the additional variability surrounding the COVID-19 loan modifications made during the quarter and increased economic uncertainty.

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2020
Beginning balance	$1,092	$186	$3,008	$1,403	$884	$1,669	$8,242
Provision for (recovery of) loan losses	1,345	298	(300)	80	(124)	825	2,124
Charge-offs	(24)	—	—	—	—	—	(24)
Recoveries	12	—	—	—	—	—	12
Ending balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354

Changes in allowance for loan losses for the six months ended June 30, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for (recovery of) loan losses	1,379	$284	$(142)	$307	$(151)	$814	2,491
Charge-offs	(24)	$—	$—	$—	$—	$—	(24)
Recoveries	12	$—	$—	$—	$—	$—	12
Ending balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354

Allowance for loan losses at June 30, 2020 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$1,179	$1,179
Collectively	2,425	484	2,708	1,483	760	1,315	9,175
Ending balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354

Loans at June 30, 2020, evaluated for impairment:
Individually	$1,493	$—	$—	$—	$—	$9,961	$11,454
Collectively	369,618	74,793	418,409	229,150	117,426	203,310	1,412,706
Ending balance	$371,111	$74,793	$418,409	$229,150	$117,426	$213,271	$1,424,160

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2019
Beginning balance	$877	$266	$2,588	$1,235	$780	$1,899	$7,645
Provision for (recovery of) loan losses	164	24	62	(149)	20	(199)	(78)
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575

Changes in allowance for loan losses for the six months ended June 30, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) loan losses	277	58	98	(178)	11	(150)	116
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575

Allowance for loan losses at December 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$833	$833
Collectively	1,058	200	2,850	1,176	911	847	7,042
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Loans at December 31, 2019, evaluated for impairment:
Individually	$2,803	$—	$—	$—	$—	$9,467	$12,270
Collectively	143,898	28,120	400,134	165,179	127,968	118,990	984,289
Ending balance	$146,701	$28,120	$400,134	$165,179	$127,968	$128,457	$996,559

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2020 and December 31, 2019 (in thousands):

		Special
June 30, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$369,618	$—	$1,493	$371,111
Construction and Development	74,793	—	—	74,793
1-4 Family Residential	413,514	—	4,895	418,409
Non-Owner Occupied CRE	223,903	5,247	—	229,150
Owner Occupied CRE	116,933	493	—	117,426
Commercial and Industrial	200,556	—	12,715	213,271
Total	$1,399,317	$5,740	$19,103	$1,424,160

		Special
December 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701
Construction and Development	28,120	—	—	28,120
1-4 Family Residential	395,224	—	4,910	400,134
Non-Owner Occupied CRE	164,021	1,158	—	165,179
Owner Occupied CRE	127,968	—	—	127,968
Commercial and Industrial	114,241	—	14,216	128,457
Total	$973,472	$1,158	$21,929	$996,559

The Company had no loans graded doubtful as of June 30, 2020 and December 31, 2019.

NOTE 5 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	Wealth Management	Capital Management	Consolidated	Wealth Management	Capital Management	Consolidated

	June 30, 2020			December 31, 2019
Beginning balance	$15,994	$3,692	$19,686	$15,994	$8,817	$24,811
Impairment	—	—	—	—	(1,572)	(1,572)
Reclass to held or sale	—	—	—	—	(3,553)	(3,553)
Acquisition activity	4,505	—	4,505	—	—	—
Ending balance	$20,499	$3,692	$24,191	$15,994	$3,692	$19,686

During the three months ended June 30, 2020, the Company recognized $4.5 million of goodwill as a result of the Branch Acquisition on May 15, 2020. For additional information on goodwill and other intangible related to the acquisition, see Note 2 –Acquisitions.

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. The Company performed a qualitative assessment of significant events and circumstances as of June 30, 2020 including reporting units historical and current results, assumptions regarding future performance, overall economic factors, including COVID-19, and macroeconomic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units are less than their carrying value. If indicators of impairment are identified a quantitative impairment test is performed. Based on the operating results for the six months ended June 30, 2020 and other considerations, the Company believes that it is more likely than not that the value for each of its reporting units is still greater than their carrying values.

During 2019, the Company received an unsolicited offer to purchase its Los Angeles-based fixed income team, a portion of the Capital Management segment. This resulted in performing an interim goodwill analysis and we recorded a goodwill impairment loss of $1.6 million in the Capital Management segment during 2019.

Additionally, goodwill was allocated based on the relative fair value for the portion of the segment held for sale, in the amount of $3.6 million, and was reclassified to assets held for sale in 2019. As of June 30, 2020, the remaining value of goodwill in the Capital Management segment was $3.7 million. For changes related to the portion of goodwill reclassified to assets held for sale, see Note 15 – Assets and Other Liabilities Classified as Held for Sale.

NOTE 6 - LEASES

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

		June 30,	December 31,
		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,427	$10,308

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$12,290	$13,480

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

	June 30,		December 31,
	2020		2019
Weighted-Average Remaining Lease Term
Operating leases	4.58	years	4.91	years

Weighted-Average Discount Rate
Operating leases	3.65%		3.71%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease Costs
Operating lease cost	$814	$789	$1,615	$1,572
Variable lease cost	498	385	959	773
Sublease income	(100)	(100)	(199)	(199)
Lease costs, net	$1,212	$1,074	$2,375	$2,146

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of June 30, 2020:

Twelve months Ended	Operating Leases
June 30, 2021	$3,200
June 30, 2022	2,785
June 30, 2023	2,644
June 30, 2024	2,329
June 30, 2025	2,164
Thereafter	230
Total future minimum lease payments	$13,352
Less: Imputed interest	(1,062)
Present value of net future minimum lease payments	$12,290

NOTE 7 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	June 30,	December 31,
	2020	2019
Money market deposit accounts	$759,997	$615,575
Time deposits	152,897	134,913
Negotiable order of withdrawal accounts	88,560	91,921
Savings accounts	7,415	4,307
Total interest bearing deposits	$1,008,869	$846,716
Aggregate time deposits of $250,000 or greater	$60,721	$61,596

As of June 30, 2020, deposits included $65.2 million deposits purchased as part of the Branch Acquisition. See Note 2 – Acquisitions for more information.

Overdraft balances classified as loans totaled $2.6 million and an immaterial amount at June 30, 2020 and December 31, 2019, respectively.

NOTE 8 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank (“FHLB”) Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2020 and December 31, 2019 amounted to $605.8 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $402.5 million at June 30, 2020. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		June 30,	December 31,
Maturity Date	Rate %	2020	2019
August 26, 2020	1.94	—	10,000
October 23, 2020(1)	—	3,000	—
April 22, 2022	0.37	5,000	—
May 5, 2023	0.76	10,000	—
Total		$18,000	$10,000

________________________________________

(1) FHLB COVID-19 Relief Advance

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (“PPPLF”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of June 30, 2020 the Company completed funding requests using the PPPLF of $204.3 million which is included in the Federal Home Loan Bank Topeka and Federal Reserve borrowings line of the condensed consolidated balance sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of June 30, 2020 and December 31, 2019, there were no amounts outstanding on any of the federal funds lines.

As of June 30, 2020 and 2019, subordinated notes (the "2016 Sub Notes") issued to various investors totaled $6.6 million. The 2016 Sub Notes accrue interest at a rate of 7.25% per annum until December 31, 2021, at which time the rate will adjust each quarter to the then current 90 day London Interbank Offered Rate ("LIBOR") plus 587 basis points, mature on December 31, 2026, are redeemable at the option of the Company after January 1, 2022, and pay interest quarterly.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "2020 Sub Notes") to one investor totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs resulting in a net balance of $7.9 million as of June 30, 2020 included in the Subordinated notes line of the condensed consolidated balance sheets. The 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 17 – Regulatory Capital Matters). As of June 30, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

On June 30, 2019, the Company entered into a Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner. The Credit Note is secured by stock of the Bank and bears interest at the 30 day LIBOR plus 3.5%. As of June 30, 2020 and December 31, 2019, there were no amounts outstanding on the Credit Note and the borrowing capacity associated with this facility was $5.0 million.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Bank is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments may expire without being utilized. The Bank’s exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$61,994	$334,674	$32,896	$290,653
Standby letters of credit	1,754	17,387	1,759	24,197
Commitments to make loans to sell	250,973	—	47,354	—
Commitments to make loans	$19,914	$18,030	$—	$—

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a client’s obligation to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Bank holds collateral supporting those commitments if deemed necessary.

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

Litigation, Claims and Settlements

The Company is, from time to time, involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, after consulting with our legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s condensed consolidated financial statements.

Without admitting or denying the SEC’s findings, FWCM agreed on July 16, 2020 to settle claims that FWCM failed reasonably to supervise its investment adviser representatives who purchased securities sold in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), for advisory clients when the clients were not qualified institutional buyers in a Rule 144A transaction, and to adopt and implement written policies and procedures reasonably designed to prevent violations of the Investment Advisers Act of 1940 and the rules thereunder by the adviser and its supervised persons. FWCM paid a previously accrued fine of $0.2 million to the SEC, and replaced the FWCM President and FWCM compliance team in place at that time.

NOTE 10 - SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non-vested restricted stock) held.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During six months ended June 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50. No shares were repurchased during the three months ended June 30, 2020 as the Company used its capital to support its clients and communities through the COVID-19 pandemic. The program expired in June 2020.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. During the six months ended June 30, 2020, the Company recognized compensation expense of $0.1 million, representing the remaining 14,114 shares, related to the performance based awards. During the year ended December 31, 2019, the Company recognized compensation expense of $0.6 million, representing 38,518 shares, related to the performance-based awards.

As of June 30, 2020, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company recognized compensation expense of $0.1 million for each of the three months ended June 30, 2020 and 2019, for the Restricted Stock Awards. During the six months ended June 30, 2020 and 2019, the Company has recognized compensation expense of $0.3 and $0.2 million for the Restricted Stock Awards, respectively. As of June 30, 2020, the Company has $1.1 million of unrecognized stock-based compensation expense related to the shares issued. As of June 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 0.7 years. Performance based Restricted Stock Awards representing 30,088 shares vested during the six months ended June 30, 2020.

Stock-Based Compensation Plans

As of June 30, 2020, there were a total of 523,976 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”). If the Awards outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2020 and 2019.

The Company recognized compensation expense of $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively, associated with stock options. During the six months ended June 30, 2020 and 2019, the Company recognized stock based compensation expense of $0.1 million and $0.2 million, respectively, associated with stock options. As of June 30, 2020, the Company has $0.1 million of unrecognized stock-based compensation expense related to stock options which are unvested. As of June 30, 2020, the unrecognized cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the six months ended June 30, 2020:

:
Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	419,197	$29.02
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2020	419,197	$29.02	3.1	(a)
Options fully vested / exercisable at June 30, 2020	396,916	$29.20	3.0	(a)

________________________________________

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of June 30, 2020 and December 31, 2019, there were 396,916 and 394,020 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten-years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non-associate directors’ long-term cash and stock-based compensation. During the six months ended June 30, 2020, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the six months ended June 30, 2020:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at December 31, 2019	209,444	69,426	14,862
Granted	90,727	60,160	-
Vested	(54,112)	-	-
Forfeited	(1,888)	(854)	-
Outstanding at June 30, 2020	244,171	128,732	14,862

During the six months ended June 30, 2020, the Company issued 34,260 shares of common stock upon the settlement of Time Vesting Units. The remaining 19,852 shares were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes. During the three and six months ended June 30, 2019 the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s Board of Directors. The Company granted 90,727 Time Vesting Units with a five year service period in the six months ended June 30, 2020, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. Time Vesting Units granted in 2020 have a weighted-average grant-date fair value of $12.53 per unit. During the three months ended June 30, 2020 and 2019, the Company recognized compensation expense of $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized compensation expense of $0.6 million and $0.4 million, respectively, for Time Vesting Units. As of June 30, 2020, the Company has $3.9 million of unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

Financial Performance Units Granted Prior to May 1, 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2021. As of June 30, 2020, the end of performance metrics period resulted in accruing at threshold for 50% of the awards and at 100% for the remainder. The maximum shares that can be issued at the determined thresholds as of June 30, 2020 are approximately 10,000 shares. During the three and six months ended June 30, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2020, there was $0.1 million of unrecognized compensation expense related to the Financial Performance Units. As of June 30, 2020, the Company has unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.5 years.

Financial Performance Units Granted from May 1, 2019 through April 30, 2020

The Company granted 1,866 Financial Performance Units during the six months ended June 30, 2020. In 2019, the Company granted 62,569 Financial Performance Units to officers and other key associates. All Financial Performance Units granted Between May 1, 2019 and May 1, 2020, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of June 30, 2020, the Company is accruing at the maximum threshold for the awards. The maximum number of shares that can be issued at 150% as of June 30, 2020 was approximately 86,200 shares. During the three and six months ended June 30, 2020 and 2019, the Company recognized $0.1 million of expense and an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2020, there was $0.6 million of unrecognized compensation expense related to the Financial Performance Units. As of June 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.6 years.

Financial Performance Units Granted from May 1, 2020 through June 30, 2020

The Company granted 58,294 Financial Performance Units during the three and six months ended June 30, 2020. All Financial Performance Units granted on or after May 1, 2020, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2022, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of June 30, 2020, the Company is accruing at maximum threshold for the awards. The maximum number of shares that can be issued at 150% as of June 30, 2020 was approximately 86,900 shares. During the three and six months ended June 30, 2020, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of June 30, 2020, there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units. As of June 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 4.5 years.

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock and were dependent on the Company completing an initial public offering of stock during a defined period of time. If the Company’s common stock is trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units will be determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022.

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and six months ended June 30, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of June 30, 2020, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 11 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per common share - Basic
Numerator:
Net income	$8,696	$1,404	$10,030	$3,031
Dividends on preferred stock	—	—	—	—
Net income available for common shareholders	$8,696	$1,404	$10,030	$3,031

Denominator:
Basic weighted average shares	7,890,337	7,881,999	7,876,951	7,877,864
Earnings per common share - basic	$1.10	$0.18	$1.27	$0.39

Earnings per common share - Diluted
Numerator:
Net income	$8,696	$1,404	$10,030	$3,031
Dividends on preferred stock	—	—	—	—
Net income available for common shareholders	$8,696	$1,404	$10,030	$3,031

Denominator:
Basic weighted average shares	7,890,337	7,881,999	7,876,951	7,877,864
Diluted effect of common stock equivalents:
Stock options	—	—	—	—
Time Vesting Units	18,401	2,044	23,517	2,062
Financial Performance Units	6,558	—	15,804	—
Market Performance Units	13,222	13,049	13,294	13,448
Restricted Stock Awards	—	—	—	—
Total diluted effect of common stock equivalents	38,181	15,093	52,615	15,510
Diluted weighted average shares	7,928,518	7,897,092	7,929,566	7,893,374
Earnings per common share - diluted	$1.10	$0.18	$1.26	$0.39

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

As of June 30, 2020 and 2019, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	419,197	442,097	419,197	445,947
Time Vesting Units	92,388	198,611	89,656	179,301
Financial Performance Units	96,257	70,865	48,129	42,998
Restricted Stock Awards	41,830	94,736	51,749	94,736
Total potentially dilutive securities	649,672	806,309	608,731	762,982

NOTE 12 - INCOME TAXES

During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $2.8 million and $3.1 million, respectively, reflecting an effective tax rate of 24.1% and 23.7%, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

The Bank extends credit under Regulation O to certain covered parties including Company directors, executive officers and their affiliates. At June 30, 2020 and December 31, 2019, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefits of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	June 30, 2020	December 31, 2019
Balance, beginning of year	$5,675	$2,659
Funded loans	3,262	11,618
Payments collected	(6,075)	(8,602)
Balance, end of year	$2,862	$5,675

Deposits from related parties held by the Bank at June 30, 2020 and December 31, 2019 totaled $23.6 million and $28.5 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the six months ended June 30, 2020 and 2019, the Company incurred expenses of $0.1 million and an immaterial amount of expense related to this lease in 2019.

NOTE 14 - FAIR VALUE

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

Guarantee asset and liability:  The guarantee asset represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset. The guarantee liability is the fair value of the guarantee assets less amortization (Level 3).

Interest Rate Lock Commitments (“IRLC”) and Forward Sale Commitments (“FSC”):  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the commitment related to the loan is locked. The fair value estimate is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date. IRLC fair value estimate is adjusted using unobservable pull through rates (Level 3). The FSC fair value estimate is adjusted for any pair-off fees from the individual investor (Level 3). Management reviewed fair value estimates during the three months ended June 30, 2020 and identified that the pull through rates used to adjust the market data qualify for the definition of significant unobservable inputs. As a result, IRLC and FSC were moved from level 2 to level 3.

Derivative instruments are carried at fair value in the Company’s financial statements. Changes in the fair value of a derivative instrument are accounted for within the condensed consolidated statements of income.

The following presents assets and liabilities measured on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$257	$—	$—	$257
GNMA mortgage-backed securities - residential	—	36,469	—	36,469
FNMA mortgage-backed securities - residential	—	2,736	—	2,736
Corporate CMO and MBS	—	7,556	—	7,556
Total securities available-for-sale	$257	$46,761	$—	$47,018
Equity securities	$732	$—	$—	$732
Guarantee asset	$—	$—	$222	$222
IRLC and FSC, net	$—	$—	$7,482	$7,482
Guarantee liability	$—	$—	$191	$191

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
GNMA mortgage-backed securities - residential	—	45,312	—	45,312
FNMA mortgage-backed securities - residential	—	2,917	—	2,917
Corporate CMO and MBS	—	10,420	—	10,420
Total securities available-for-sale	$254	$58,649	$—	$58,903
Equity securities	$713	$—	$—	$713
IRLC and FSC, net	$—	$—	$1,184	$1,184

The following presents a reconciliation for level 3 instruments measured at fair value on a recurring basis (in thousands):

Three months Ended June 30, 2020	Guarantee asset	IRLC and FSC, net	Guarantee liability

Beginning balance	$—	$4,009	$—
Sales	244	—	244
Gains (losses) in net (loss) income, net	16	719	(53)
Other settlements, net(1)	(38)	2,754	—
Ending Balance	$222	$7,482	$191

______________________________________

(1) Other settlements for IRLC and FSC includes the settlement of FSC and the transfer of the fair value of loan purchase or IRLC at the time loans are acquired.

Six months Ended June 30, 2020	Guarantee asset	IRLC and FSC, net	Guarantee liability

Beginning balance	$—	$1,184	$—
Sales	244	—	244
Gains (losses) in net (loss) income, net	16	647	(53)
Other settlements, net(1)	(38)	5,651	—
Ending Balance	$222	$7,482	$191

______________________________________

(1) Other settlements for IRLC and FSC includes the settlement of FSC and the transfer of the fair value of loan purchase or IRLC at the time loans are acquired.

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of June 30, 2020 and December 31, 2019, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of June 30, 2020, equity securities and guarantee assets have been recorded at fair value within the other assets line item and the guarantee liabilities have been recorded at fair value with the other liabilities line item in the condensed consolidated balance sheet. All changes are recorded in the other line item in the condensed consolidated statement of income.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

The following presents assets measured on a nonrecurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$2,255	$2,255

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and industrial	$—	$—	$3,579	$3,579

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

At June 30, 2020, other real estate owned remained unchanged from December 31, 2019 and had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

At June 30, 2020, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.2 million and were classified as Level 3. As of December 31, 2019, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.4 million with valuation allowances of $0.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.2 million and $0.8 million as of June 30, 2020 and December 31, 2019. The Bank charged off an immaterial amount during the six months ended June 30, 2020 from the specific reserve. The Bank charged off $0.2 million during the year ended December 31, 2019 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of recurring and nonrecurring non-financial instruments categorized within Level 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at June 30, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	658	Appraisal value	Discount rate	50% (50%)
			Commission and cost to sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	2,255	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	7% - 10% (10%)

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal value	Discount rate	50% (50%)
			Commission and cost to sell	1% - 10% (7%)
Total impaired loans:
Commercial and industrial	$3,579	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	0% - 50% (23%)

The following presents carrying amounts and estimated fair values for financial instruments as of June 30, 2020 and December 31, 2019 (in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$191,676	$191,676	$—	$—
Securities available-for-sale	47,018	257	46,761	—
Loans, net	1,412,086	—	—	1,412,463
Mortgage loans held for sale	69,604	—	69,604	—
Accrued interest receivable	5,108	—	5,108	—
Equity securities	732	732	—	—
Guarantee asset	222	—	—	222
Liabilities:
Deposits	1,406,932	—	1,408,813	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	18,000	—	18,011	—
Federal Reserve Borrowings – fixed rate	204,313	—	204,313	—
Subordinated notes – fixed-to-floating rate	14,444	—	—	14,799
Accrued interest payable	205	—	205	—
Guarantee liability	$191	$—	$—	$191

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,638	$78,638	$—	$—
Securities available-for-sale	58,903	254	58,649	—
Loans, net	990,132	—	—	974,142
Mortgage loans held for sale	48,312	—	48,312	—
Accrued interest receivable	3,048	—	3,048	—
Equity securities	713	713	—	—
Liabilities:
Deposits	1,086,784	—	1,089,261	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	10,000	—	10,003	—
Subordinated notes – fixed-to-floating rate	6,560	—	—	6,004
Accrued interest payable	$299	$—	$299	$—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 on a prospective basis. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is estimated based upon contracts and quotes from third party investors and quoted prices in the market resulting in a Level 2 classification.

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

NOTE 15 – ASSETS AND OTHER LIABILITIES CLASSIFIED AS HELD FOR SALE

In 2019, the Company committed to a plan to sell its Los Angeles-based fixed income portfolio management team and certain advisory and sub-advisory arrangements. Management is continuing to evaluate opportunities to divest the Los Angeles-based fixed income portfolio management team and, therefore, these assets and liabilities are classified as goodwill in a disposal group held for sale and are presented separately in the consolidated balance sheet.

During the three months ended June 30, 2020, the Company completed a branch purchase and assumption agreement. See Note 2 – Acquisitions for more information. The assets purchased included two ATMs which the Company did not put into service and is actively working to find a buyer, therefore, these assets are included as premises and equipment in a disposal group held for sale and are presented separately in the consolidated balance sheet.

The Company performed a review of the fair value of assets held for sale as of the three months ended June 30, 2020 and determined that the value of the assets held for sale was reasonable and no adjustment was needed during the period. The Company recorded a loss on the assets held for sale of $0.6 million during the period ending March 31, 2020, the loss has been applied to reduce the carrying amount of the goodwill within the disposal group.

Assets and other liabilities in disposal groups held for sale are as follows at the dates noted (in thousands):

	June 30,			December 31,
	2020			2019

	Wealth	Capital		Wealth	Capital
	Management	Management	Consolidated	Management	Management	Consolidated
ASSETS
Goodwill	$—	$3,000	$3,000	$—	$3,553	$3,553
Premises and equipment	10	—	10	—	—	—
Assets in disposal groups held for sale	$10	$3,000	$3,010	$—	$3,553	$3,553

LIABILITIES
Other liabilities	$—	$135	$135	$—	$117	$117
Liabilities in disposal groups held for sale	$—	$135	$135	$—	$117	$117

NOTE 16 - SEGMENT REPORTING

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three months ended June 30, 2020 and 2019 (in thousands):

Three Months Ended June 30, 2020	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$12,470	$—	$—	$12,470
Total interest expense	1,674	—	—	1,674
Provision for loan losses	2,124	—	—	2,124
Net interest income	8,672	—	—	8,672
Non-interest income	4,442	788	10,197	15,427
Total income	13,114	788	10,197	24,099
Depreciation and amortization expense	233	22	21	276
All other non-interest expense	9,785	714	1,869	12,368
Income before income tax	$3,096	$52	$8,307	$11,455

Goodwill	$20,499	$3,692	$—	$24,191
Assets held for sale	10	3,000	—	3,010
Total assets	$1,722,465	$8,492	$79,569	$1,810,526

Three Months Ended June 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$11,174	$—		$—	$11,174
Total interest expense	3,214	—		—	3,214
Provision for (recovery of) loan losses	(78)	—		—	(78)
Net interest income	8,038	—		—	8,038
Non-interest income	4,512	798		3,276	8,586
Total income	12,550	798		3,276	16,624
Depreciation and amortization expense	301	95		73	469
All other non-interest expense	10,432	2,313	(1)	1,445	14,190
Income (loss) before income tax	$1,817	$(1,610)		$1,758	$1,965

Goodwill	$15,994	$7,245		$—	$23,239
Total assets	$1,145,910	$9,025		$35,530	$1,190,465

______________________________________

(1) Includes goodwill impairment charge of $1.6 million.

Six Months Ended June 30, 2020	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$23,982	$—		$—	$23,982
Total interest expense	4,255	—		—	4,255
Provision for loan losses	2,491	—		—	2,491
Net interest income	17,236	—		—	17,236
Non-interest income	8,900	1,593		12,701	23,194
Total income	26,136	1,593		12,701	40,430
Depreciation and amortization expense	466	44		42	552
All other non-interest expense	20,955	2,145	(1)	3,639	26,739
Income (loss) before income tax	$4,715	$(596)		$9,020	$13,139

Goodwill	$20,499	$3,692		$—	$24,191
Assets held for sale	10	3,000		—	3,010
Total assets	$1,722,465	$8,492		$79,569	$1,810,526

______________________________________

(1) Includes loss on assets held for sale of $0.6 million.

Six Months Ended June 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$22,224	$—		$—	$22,224
Total interest expense	6,293	—		—	6,293
Provision for loan losses	116	—		—	116
Net interest income	15,815	—		—	15,815
Non-interest income	9,244	1,563		4,755	15,562
Total income	25,059	1,563		4,755	31,377
Depreciation and amortization expense	632	226		138	996
All other non-interest expense	20,499	3,008	(1)	2,758	26,265
Income (loss) before income tax	$3,928	$(1,671)		$1,859	$4,116

Goodwill	$15,994	$7,245		$—	$23,239
Total assets	$1,145,910	$9,025		$35,530	$1,190,465

______________________________________

(1) Includes goodwill impairment charge of $1.6 million.

NOTE 17 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the three months ended June 30, 2020, the Company made a $10.0 million capital injection into the Bank. Management believes as of June 30, 2020, the Bank meets all capital adequacy requirements to which it is subject to.

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

The standard ratios established by the Bank’s primary regulators to measure capital require the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital (“CET 1”), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of June 30, 2020, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. At June 30, 2020, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of June 30, 2020 and December 31, 2019, the most recent filings with the FDIC categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2020, that have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject as of June 30, 2020 and December 31, 2019.

The following presents the actual and required capital amounts and ratios as of June 30, 2020 and December 31, 2019 (in thousands):

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
June 30, 2020	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$117,027	10.12%		$69,410	6.0%			$92,546	8.0%
Consolidated	112,739	9.67		N/A	N/A			N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	117,027	10.12		52,057	4.5			75,194	6.5
Consolidated	112,739	9.67		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	127,781	11.05		92,546	8.0			115,683	10.0
Consolidated	138,052	11.84		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	117,027	8.63		54,266	4.0			67,833	5.0
Consolidated	$112,739	8.30%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1) Does not include capital conservation buffer.

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
December 31, 2019	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%		$55,954	6.0%			$74,606	8.0%
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	99,461	10.67		41,966	4.5			60,617	6.5
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	107,509	11.53		74,606	8.0			93,257	10.0
Consolidated	120,429	12.87		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	99,461	8.09		49,166	4.0			61,458	5.0
Consolidated	$105,821	8.58%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1) Does not include capital conservation buffer.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

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

From 2004, when we opened our first profit center, until June 30, 2020, we have expanded our footprint into ten full service profit centers, three loan production offices, two trust offices, and one registered investment advisor located across four states. Following the Branch Acquisition completed in the second quarter 2020, we added one full service profit center in Lone Tree, CO. We intend to add another loan production office in Denver, CO later in the year as a result of the acquisition. As of and for the six months ended June 30, 2020, we had $1.81 billion in total assets, $40.4 million in total revenues and provided fiduciary and advisory services on $5.75 billion of assets under management (“AUM”).

The spread of COVID-19 has caused significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. Disruptions include temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. The changes have impacted our clients, their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company activated its Business Continuity Plan in early February in response to the emergence of COVID-19 and has continued to adjust as the crisis continues to impact our markets, clients and business. Since March, a majority of our associates have been working remotely. All of our offices are open, functioning, and continue to operate in an appointment only model for client service to limit the risk of potential exposure to COVID-19 for our associates and clients. We are taking additional precautions within our profit centers, including enhanced cleaning procedures, to ensure the safety of our clients and our associates.

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

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net mortgage gains are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.

●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. Federal Deposit Insurance Corporation (“FDIC”) insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
●	Goodwill impairment—represents the $1.6 million goodwill impairment charge related to the Company’s Los Angeles-based fixed income team (a component of the Company’s Capital Management segment).
●	Loss on assets held for sale—represents the fair value adjustment on disposal groups held for sale.
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned (“OREO”) for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within Wealth Management, Capital Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 16 - Segment Reporting of the accompanying Notes to the Condensed Consolidated Financial Statements.

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

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem assets such as those determined to be classified, delinquent, non-accrual, non-performing or restructured; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

We manage our liquidity based upon factors that include the level and quality of capital and our overall financial condition, the trend and volume of problem assets, our balance sheet risk exposure, the level of deposits as a percentage of total loans, the amount of non-deposit funding used to fund assets, the availability of unused funding sources and off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and other factors.

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. In 2015, we adopted the Basel III regulatory capital framework. At June 30, 2020, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Branch Acquisition

On February 10, 2020, the Company entered into a branch purchase and assumption agreement (“Branch Acquisition”) with Simmons Bank, pursuant to which the Company agreed to acquire all of Simmons’ Colorado locations, including three branches and one loan production office located in metro Denver, as well as certain deposits and loans and other assets. On May 15, 2020, the Branch Acquisition was successfully completed. See Note 2 - Acquisitions of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Recent Events

A provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020. As of June 30, 2020, we held 655 PPP loans for a total of $204.6 million with an average loan size of $0.3 million.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. As of June 30, 2020, the Company entered into modification programs with ninety-eight clients across multiple industries in the amount of $176.9 million. The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructuring (“TDR”). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief.  Interagency guidance from the Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

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

Without admitting or denying the SEC’s findings, FWCM agreed to settle claims that FWCM failed reasonably to supervise its investment adviser representatives who purchased securities sold in reliance on Rule 144A under the Securities Act, for advisory clients when the clients were not qualified institutional buyers in a Rule 144A transaction, and to adopt and implement written policies and procedures reasonably designed to prevent violations of the Investment Advisers Act of 1940 and the rules thereunder by the adviser and its supervised persons. FWCM paid a previously accrued fine of $0.2 million to the SEC, and replaced the FWCM President and FWCM compliance team in place at that time.

Results of Operations

Overview

The three months ended June 30, 2020 compared with the three months ended June 30, 2019. We reported net income available to common shareholders of $8.7 million for the three months ended June 30, 2020, compared to $1.4 million of net income available to common shareholders for the three months ended June 30, 2019, a $7.3 million, or 519.4%, increase. For the three months ended June 30, 2020, our income before income tax was $11.5 million, a $9.5 million, or 483.0%, increase from the three months ended June 30, 2019. The increase was primarily driven by a $6.9 million increase in net gain on mortgage loans, a $2.8 million increase in net interest income and a $2.0 million decrease in non-interest expense, offset partially by a $2.2 million increase in provision for loan losses. The increase in net gain on mortgage loans was due to an increase in origination volume. The increase in net interest income was due to a reduction in our average cost of funds and an increase in average loan balances. The decrease in non-interest expense was due to a $1.0 million reduction in salaries and employee benefits related to deferred compensation on PPP loan originations and the impact of a $1.6 million goodwill impairment charge related to Capital Management in the three months ended June 30, 2019. The increase in provision for loan losses primarily resulted from an increase based on the additional variability surrounding the loan modifications made during the three months ended June 30, 2020 and increased economic uncertainty.

The six months ended June 30, 2020 compared with the six months ended June 30, 2019. We reported net income available to common shareholders of $10.0 million for the six months ended June 30, 2020, compared to $3.0 million of net income available to common shareholders for the six months ended June 30, 2019, a $7.0 million, or 230.9%, increase. For the six months ended June 30, 2020, our income before income tax was $13.1 million, a $ 9.0 million, or 219.2%, increase from the six months ended June 30, 2019. The increase was primarily driven by a $7.9 million increase in net gain on mortgage loans, a $3.8 million increase in net interest income, offset partially by a $2.4 million increase in provision for loan losses.

Net Interest Income

The three months ended June 30, 2020 compared with the three months ended June 30, 2019. For the three months ended June 30, 2020, net interest income, before the provision for loan losses was $10.8 million, an increase of $2.8 million, or 35.6%, compared to the three months ended June 30, 2019. This increase was primarily driven by a $333.8 million increase in average outstanding loan balances compared to June 30, 2019, along with a decrease in our cost of funds to 0.48% from 1.29%. For the three months ended June 30, 2020, our net interest margin was 3.10% and our net interest spread was 2.92%. For the three months ended June 30, 2019, our net interest margin was 3.10% and our net interest spread was 2.67%.

The six months ended June 30, 2020 compared with the six months ended June 30, 2019. For the six months ended June 30, 2020, net interest income, before the provision for loan losses was $19.7 million, an increase of $3.8 million, or 23.8%, compared to the six months ended June 30, 2019. This increase was partially attributable to a $216.9 million increase in average outstanding loan balances compared to June 30, 2019, along with a decrease in our cost of funds to 0.68% from 1.27%. For the six months ended June 30, 2020, our net interest margin was 3.11% and our net interest spread was 2.87%. For the six months ended June 30, 2019, our net interest margin was 3.06% and our net interest spread was 2.64%.

The increase in average loans outstanding for the three and six months ended June 30, 2020 compared to the same periods in 2019 was due to three primary factors: organic growth, PPP loan originations and the Branch Acquisition. PPP loan originations and the Branch Acquisition contributed $0.6 million and $0.7 million respectively to net interest income for the three and six months ended June 30, 2020. Loan yields were 3.85% for the three months ended June 30, 2020, compared to 4.53% for the three months ended June 30, 2019. Loan yields were negatively impacted by 27 basis points as a result of PPP loan originations during the three months ended June 30, 2020.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average yield for the three and six months ended June 30, 2020 compared to the same periods in 2019. Our average yield on available-for-sale securities during the three and six months ended June 30, 2020 was 1.84% and 2.00%, a 67 and 48 basis point decrease, compared to the same periods in 2019. Our average available-for-sale securities balance during the three and six months ended June 30, 2020 was $48.6 million and $51.9 million, a decrease of $4.2 million, and an increase of $0.2 million, respectively, compared to the same periods in 2019.

Interest expense on deposits decreased during the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease was driven primarily by an 84 and 59 basis point decline in cost of deposits for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in cost of deposits was driven by a reduction in deposit rates consistent with the lower interest rate environment. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $187.8 million and $129.1 million, for the three and six months ended June 30, 2020, compared to the same periods in 2019.

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

	As of and For the Three Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$76,463	$44	0.23%	$40,755	$243	2.38%
Available-for-sale securities(2)	48,614	224	1.84	52,852	331	2.51
Loans(3)	1,268,797	12,202	3.85	935,025	10,600	4.53
Interest-earning assets(4)	1,393,874	12,470	3.58	1,028,632	11,174	4.35
Mortgage loans held for sale(5)	68,212	550	3.23	31,454	293	3.73
Total interest-earning assets, plus mortgage loans held for sale	$1,462,086	$13,020	3.56%	$1,060,086	$11,467	4.33%
Allowance for loan losses	(8,694)			(7,648)
Noninterest-earning assets	89,817			79,735
Total assets	$1,543,209			$1,132,173
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$929,805	$1,319	0.57%	$742,002	$2,995	1.61%
Federal Home Loan Bank Topeka and Federal Reserve borrowings	64,067	129	0.81	17,922	100	2.23
Subordinated notes	14,445	226	6.26	6,560	119	7.26
Total interest-bearing liabilities	$1,008,317	$1,674	0.66%	$766,484	$3,214	1.68%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	379,374			225,153
Other liabilities	18,815			18,830
Total noninterest-bearing liabilities	$398,189			$243,983
Shareholders’ equity	136,703			121,706
Total liabilities and shareholders’ equity	$1,543,209			$1,132,173
Net interest rate spread(6)			2.92%			2.67%
Net interest income(7)		$10,796			$7,960
Net interest margin(8)			3.10%			3.10%

	As of and For the Six Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$72,249	$259	0.72%	$63,166	$765	2.42%
Available-for-sale securities(2)	51,911	519	2.00	51,663	641	2.48
Loans(3)	1,142,472	23,204	4.06	925,582	20,818	4.50
Interest-earning assets(4)	1,266,632	23,982	3.79	1,040,411	22,224	4.27
Mortgage loans held for sale(5)	53,005	876	3.31	22,416	418	3.73
Total interest-earning assets, plus mortgage loans held for sale	$1,319,637	$24,858	3.77%	$1,062,827	$22,642	4.26%
Allowance for loan losses	(8,352)			(7,608)
Noninterest-earning assets	86,936			78,712
Total assets	$1,398,221			$1,133,931
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$880,270	$3,712	0.84%	$751,203	$5,904	1.57%
Federal Home Loan Bank Topeka and Federal Reserve borrowings	37,281	180	0.97	14,182	151	2.13
Subordinated notes	11,150	363	6.51	6,560	238	7.26
Total interest-bearing liabilities	$928,701	$4,255	0.92%	$771,945	$6,293	1.63%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	316,593			222,793
Other liabilities	19,345			19,120
Total noninterest-bearing liabilities	$335,938			$241,913
Shareholders’ equity	133,582			120,073
Total liabilities and shareholders’ equity	$1,398,221			$1,133,931
Net interest rate spread(6)			2.87%			2.64%
Net interest income(7)		$19,727			$15,931
Net interest margin(8)			3.11%			3.06%

_____________________________________________________________

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available-for-sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)	Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line in the condensed consolidated statements of income. These balances are excluded from the margin calculations in these tables.
(6)	Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)	Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held for sale, and expense paid on interest-bearing liabilities.
(8)	Net interest margin is equal to net interest income divided by average interest-earning assets (excluding mortgage loans held for sale).

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

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared to 2019			Compared to 2019
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$8	$(207)	$(199)	$33	$(539)	$(506)
Available-for-sale securities	(14)	(93)	(107)	2	(124)	(122)
Loans	3,301	(1,699)	1,602	4,405	(2,019)	2,386
Total increase (decrease) in interest income	$3,295	$(1,999)	$1,296	$4,440	$(2,682)	$1,758
Interest-bearing liabilities:
Interest-bearing deposits	253	(1,929)	(1,676)	544	(2,736)	(2,192)
Federal Home Loan Bank Topeka and Federal Reserve borrowings	100	(71)	29	112	(82)	30
Subordinated notes	123	(16)	107	149	(25)	124
Total increase (decrease) in interest expense	$476	$(2,016)	$(1,540)	$805	$(2,843)	$(2,038)
Increase in net interest income	$2,819	$17	$2,836	$3,635	$161	$3,796

Non-Interest Income

The three months ended June 30, 2020 compared with the three months ended June 30, 2019. The three months ended June 30, 2020 compared with the three months ended June 30, 2019, non-interest income increased $6.8 million, or 79.7%, to $15.4 million. The increase in non-interest income during the three months ended June 30, 2020 was primarily a result of a $6.9 million increase in net gain on mortgage loans, compared to the same period in 2019.

The six months ended June 30, 2020 compared with the six months ended June 30, 2019. The six months ended June 30, 2020 compared with the six months ended June 30, 2019, non-interest income increased $7.6 million, or 49.0%, to $23.2 million. The increase in non-interest income during the six months ended June 30, 2020 was primarily a result of a $7.9 million increase in net gain on mortgage loans, compared to the same period in 2019.

The table below presents the significant categories of our non-interest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$4,609	$4,693	$(84)	(1.8)%
Net gain on mortgage loans	10,173	3,262	6,911	211.9
Banking fees	221	341	(120)	(35.2)
Risk management and insurance fees	333	194	139	71.6
Income on company-owned life insurance	91	96	(5)	(5.2)
Total non-interest income	$15,427	$8,586	$6,841	79.7%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$9,340	$9,363	$(23)	(0.2)%
Net gain on mortgage loans	12,654	4,718	7,936	168.2
Bank fees	589	630	(41)	(6.5)
Risk management and insurance fees	429	662	(233)	(35.2)
Income on company-owned life insurance	182	189	(7)	(3.7)
Total non-interest income	$23,194	$15,562	$7,632	49.0%

Trust and investment management fees—For the three and six months ended June 30, 2020 compared to the same periods in 2019, our trust and investment management fees remained relatively unchanged.

Net gain on mortgage loans—For the three months ended June 30, 2020 compared to the same period in 2019, our net gain on mortgage loans increased by $6.9 million, or 211.9%, to $10.2 million. For the three months ended June 30, 2020 and 2019, our origination volume was $344.3 million and $155.5 million, respectively. For the six months ended June 30, 2020 and 2019, our origination volume was $541.2 million and $228.3 million, respectively. The net gain on mortgage loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three month period was primarily related to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage environment.

Risk management and insurance fees—Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During the three months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.2 million of risk management fees. For the six months ended June 30, 2020 and 2019, we recognized $0.4 million of risk management fees as compared to $0.7 million for the same period in 2019, respectively. The change in revenue is primarily attributable to the average size of client policies placed and will fluctuate from period to period.

Provision for Loan Losses

For the three months ended June 30, 2020, we recorded $2.1 million of provision for loan losses, primarily based on the additional variability surrounding the loan modifications made during the quarter and increased economic uncertainty related to the impact of the COVID-19 pandemic. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the six months ended June 30, 2020, we recorded $2.5 million of provision for loan losses, primarily resulting from an increase based on the additional variability surrounding the loan modifications made during the second quarter along with increased economic uncertainty related to the impact of the COVID-19 pandemic and overall loan growth.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment. We identified clients who could be more highly impacted by the recent COVID-19 pandemic and economic disruption and are meeting regularly with them. The analysis reviewed the borrowers in industries we believe may be more impacted including those the lenders believed would have one or more of the following characteristics: greater than 50% probability of a downgrade, a covenant violation or 20% reduction in collateral position. The Company receives and reviews current financial data and cash flow forecasts from borrowers with loan modification agreements.

Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Expense

The table below presents the significant categories of our non-interest expense for the periods noted:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$6,690	$7,699	$(1,009)	(13.1)%
Occupancy and equipment	1,515	1,398	117	8.4
Professional services	1,231	1,036	195	18.8
Technology and information systems	993	1,016	(23)	(2.3)
Data processing	1,037	742	295	39.8
Marketing	253	441	(188)	(42.6)
Amortization of other intangible assets	38	142	(104)	(73.2)
Goodwill impairment	—	1,572	(1,572)	*
Other	887	613	274	44.7
Total non-interest expense	$12,644	$14,659	$(2,015)	(13.7)%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$15,172	$15,317	$(145)	(0.9)%
Occupancy and equipment	2,955	2,805	150	5.3
Professional services	2,254	1,813	441	24.3
Technology and information systems	1,962	2,085	(123)	(5.9)
Data processing	1,884	1,429	455	31.8
Marketing	668	719	(51)	(7.1)
Amortization of other intangible assets	40	315	(275)	(87.3)
Goodwill impairment	—	1,572	(1,572)	*
Net loss on assets held for sale	553	—	553	*
Other	1,803	1,206	597	49.5
Total non-interest expense	$27,291	$27,261	$30	0.1%

________________________________________

* Not meaningful

The decrease in non-interest expense of 13.7% to $12.6 million for the three months ended June 30, 2020 was primarily due to a $1.0 million reduction in salaries and employee benefits and the impact of a $1.6 million goodwill impairment charge related to Capital Management in the three months ended June 30, 2019. The reduction in salaries and employee benefits was primarily related to $2.9 million in deferred compensation related to PPP loan originations, offset partially by an increase in incentive compensation accruals correlated with the increase in Company earnings. The slight increase in non-interest expense of 0.1% to $27.3 million for the six months ended June 30, 2020 was primarily due to an increase in deferred compensation related to PPP loan originations and the impact of a $1.6 million goodwill impairment charge related to Capital Management in the six months ended June 30, 2019, offset by an increase in incentive compensation accruals and a $0.6 million loss on assets held for sale related to Capital Management in 2020.

Income Tax

The Company recorded an income tax provision of $2.8 million and $0.6 million, respectively, for the three months ended June 30, 2020 and 2019, reflecting an effective tax rate of 24.1% and 28.5%, respectively. For the six months ended June 30, 2020 and 2019 , the Company recorded an income tax provision of $3.1 million and $1.1 million reflecting an effective tax rate of 23.7% and 26.4%, respectively. The decline in effective tax rate was primarily attributable to tax-planning strategies driven by the impact of research and development tax credits.

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

The following table presents key metrics related to our segments:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$13,114	$788	$10,197	$24,099	$26,136	$1,593	$12,701	$40,430
Income (loss) before taxes	$3,096	$52	$8,307	$11,455	$4,715	$(596)	$9,020	$13,139
Profit margin	23.6%	6.6%	81.5%	47.5%	18.0%	(37.4)%	71.0%	32.5%

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,550	$798	$3,276	$16,624	$25,059	$1,563	$4,755	$31,377
Income (loss) before taxes	$1,817	$(1,610)	$1,758	$1,965	$3,928	$(1,671)	$1,859	$4,116
Profit margin	14.5%	(201.8)%	53.7%	11.8%	15.7%	(106.9)%	39.1%	13.1%

________________________________________

(1)	Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$12,470	$11,174	$1,296	11.6%
Total interest expense	1,674	3,214	(1,540)	(47.9)
Provision for (recovery of) loan losses	2,124	(78)	2,202	(2,823.1)
Net interest income	8,672	8,038	634	7.9
Non-interest income	4,442	4,512	(70)	(1.6)
Total income	13,114	12,550	564	4.5
Depreciation and amortization expense	233	301	(68)	(22.6)
All other non-interest expense	9,785	10,432	(647)	(6.2)
Income before income tax	$3,096	$1,817	$1,279	70.4%
Goodwill	$20,499	$15,994	$4,505	28.2%
Assets held for sale	10	—	10	*
Total assets	$1,722,465	$1,145,910	$576,555	50.3%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$23,982	$22,224	$1,758	7.9%
Total interest expense	4,255	6,293	(2,038)	(32.4)
Provision for (recovery of) loan losses	2,491	116	2,375	2,047.4
Net interest income	17,236	15,815	1,421	9.0
Non-interest income	8,900	9,244	(344)	(3.7)
Total income	26,136	25,059	1,077	4.3
Depreciation and amortization expense	466	632	(166)	(26.3)
All other non-interest expense	20,955	20,499	456	2.2
Income before income tax	$4,715	$3,928	$787	20.0%
Goodwill	$20,499	$15,994	$4,505	28.2%
Assets held for sale	10	—	10	*
Total assets	$1,722,465	$1,145,910	$576,555	50.3%

________________________________________

* Not meaningful

The Wealth Management segment reported income before income tax of $3.1 million and $4.7 million for the three and six months ended June 30, 2020, respectively, compared to $1.8 million and $3.9 million for the same period in 2019. The increase for the three and six month period is primarily driven by an increase in average outstanding loan balances and a decrease in the cost of funds. During the three and six months ended June 30, 2020 average loans increased $333.8 million and $216.9 million and the cost of funds decreased to 0.48% from 1.29% and to 0.68% from 1.27% compared to the same periods in 2019.

Capital Management

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2020		2019		$ Change	% Change
Total interest income	$—		$—		$—	—%
Total interest expense	—		—		—	—
Provision for loan losses	—		—		—	—
Net interest income	—		—		—	—
Non-interest income	788		798		(10)	(1.3)
Total income	788		798		(10)	(1.3)
Depreciation and amortization expense	22		95		(73)	(76.8)
All other non-interest expense	714		2,313	(2)	(1,599)	(69.1)
Income (loss) before income tax	52		(1,610)		1,662	(103.2)
Goodwill	$3,692		$7,245		$(3,553)	(49.0)%
Assets held for sale	3,000		—		3,000	*
Total assets	$8,492		$9,025		$(533)	(5.9)%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2020		2019		$ Change	% Change
Total interest income	$—		$—		$—	—%
Total interest expense	—		—		—	—
Provision for loan losses	—		—		—	—
Net interest income	—		—		—	—
Non-interest income	1,593		1,563		30	1.9
Total income	1,593		1,563		30	1.9
Depreciation and amortization expense	44		226		(182)	(80.5)
All other non-interest expense	2,145	(1)	3,008	(2)	(863)	(28.7)
Loss before income tax	(596)		(1,671)		1,075	64.3
Goodwill	$3,692		$7,245		$(3,553)	(49.0)%
Assets held for sale	3,000		—		3,000	*
Total assets	$8,492		$9,025		$(533)	(5.9)%

________________________________________

* Not meaningful

(1) Includes loss on assets held for sale of $0.6 million.

(2) Includes goodwill impairment charge of $1.6 million.

The Capital Management segment reported income before income tax of $0.1 million and a loss of $0.6 million for the three and six months ended June 30, 2020, compared to a loss of $1.6 million and $1.7 million for the same periods in 2019. Income before income tax for the three and six months ended June 30, 2019 was negatively impacted by a $1.6 million goodwill impairment charge. Income before income tax for the six months ended June 30, 2020 was negatively impacted by a $0.6 million loss on assets held for sale.

Mortgage

	As of and For the Three Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	10,197	3,276	6,921	211.3
Total income	10,197	3,276	6,921	211.3
Depreciation and amortization expense	21	73	(52)	(71.2)
All other non-interest expense	1,869	1,445	424	29.3
Income before income tax	$8,307	$1,758	$6,549	372.5%
Total assets	$79,569	$35,530	$44,039	123.9%

	As of and For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income	—	—	—	—
Non-interest income	12,701	4,755	7,946	167.1
Total income	12,701	4,755	7,946	167.1
Depreciation and amortization expense	42	138	(96)	(69.6)
All other non-interest expense	3,639	2,758	881	31.9
Income before income tax	$9,020	$1,859	$7,161	385.2%
Total assets	$79,569	$35,530	$44,039	123.9%

The Mortgage segment reported income before income tax of $8.3 million and $9.0 million for the three and six months ended June 30, 2020, compared to $1.8 million and $1.9 million, for the same periods in 2019. The overall increase in non-interest income was primarily related to an increase in origination volume due to a strong residential real estate market in our footprint, lower market rates and management’s commitment and ability to capitalize on the mortgage segment as evidenced in the addition of mortgage loan originators. For the three months ended June 30, 2020 and 2019, our origination volume was $344.3 million and $155.5 million, respectively. For the six months ended June 30, 2020 and 2019, our origination volume was $541.2 million and $228.3 million, respectively.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	June 30,	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$191,676	$78,638	$113,038	143.7%
Investments	47,018	58,903	(11,885)	(20.2)
Loans	1,422,440	998,007	424,433	42.5
Allowance for loan losses	(10,354)	(7,875)	(2,479)	31.5
Loans, net of allowance	1,412,086	990,132	421,954	42.6
Mortgage loans held for sale	69,604	48,312	21,292	44.1
Goodwill & other intangible assets, net	24,267	19,714	4,553	23.1
Company-owned life insurance	15,268	15,086	182	1.2
Other assets	47,597	37,344	10,253	27.5
Assets held for sale	3,010	3,553	(543)	(15.3)
Total assets	$1,810,526	$1,251,682	$558,844	44.6%
Deposits	$1,406,932	$1,086,784	$320,148	29.5%
Borrowings	236,757	16,560	220,197	1,329.7
Other liabilities	27,285	20,543	6,742	32.8
Liabilities held for sale	135	117	18	15.4
Total liabilities	1,671,109	1,124,004	547,105	48.7
Total shareholders’ equity	139,417	127,678	11,739	9.2
Total liabilities and shareholders’ equity	$1,810,526	$1,251,682	$558,844	44.6%

Cash and cash equivalents increased by $113.0 million, or 143.7%, to $191.7 million at June 30, 2020 compared to December 31, 2019. The increase in liquidity was driven by organic growth in deposits related to organic new client relationships, in addition to increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth. During the same period, investments decreased by $11.9 million, or 20.2%, to $47.0 million at June 30, 2020. We continue to manage our balance sheet to ensure the amount of cash not being readily utilized is actively invested to support balance sheet growth.

Total loans increased by $424.4 million, or 42.5%, to $1.42 billion at June 30, 2020 compared to December 31, 2019. The increase was driven by three primary factors: organic growth, PPP loan originations and the Branch Acquisition. We experienced organic growth in our all major loan categories excluding Owner Occupied Commercial Real Estate.

Mortgage loans held for sale increased $21.3 million, or 44.1%, to $69.6 million at June 30, 2020 compared to December 31, 2019. This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net, increased by $4.6 million, or 23.1% to $24.3 million at June 30, 2020 compared to December 31, 2019 due to recording $4.5 million in goodwill and $0.1 million of customer deposit intangibles related to the Branch Acquisition.

Other assets increased by $10.3 million, or 27.5%, to $47.6 million at June 30, 2020. This was primarily related to a $6.4 million increase in balances related to unfunded mortgage interest rate lock commitments, a $2.1 million increase in accrued interest receivable as a result of payment moratoriums related to loan modifications and a $1.0 million increase in deferred tax assets.

Total deposits increased $320.1 million, or 29.5%, to $1.41 billion at June 30, 2020 compared to December 31, 2019. Total interest-bearing deposits increased $162.2 million, or 19.2%, to $1.01 billion and noninterest-bearing deposits increased $158.0 million, or 65.8%, to $398.1 million during this period. The increase in total deposits from December 31, 2019 was attributable to $65.2 million for the period ended June 30, 2020 as a result of the Branch Acquisition, $62.4 million inflows related to funding PPP loans, with the remaining $192.5 million increase being attributable to organic growth.

Money market deposit accounts increased $144.4 million, or 23.5%, to $760.0 million at June 30, 2020 compared to December 31, 2019. Time deposit accounts increased $18.0 million, or 13.3%, from December 31, 2019 to $152.9 million at June 30, 2020. Negotiable order of withdrawal, or NOW accounts, decreased $3.4 million, or 3.7%, to $88.6 million from December 31, 2019 to June 30, 2020.

Total borrowings increased $220.2 million, or 1,329.7%, to $236.8 million at June 30, 2020 compared to December 31, 2019. The increase is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve during the quarter in the amount of $204.3 million. Borrowing from this facility is expected to match fund the balances of PPP loans.

Total shareholders’ equity increased $11.7 million, or 9.2%, from December 31, 2019 to $139.4 million at June 30, 2020. The increase is primarily due to an increase in net income.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2020	2019	2020	2019
Managed Trust Balance at Beginning of Period	$1,471	$1,606	$1,750	$1,380
New relationships	2	11	12	41
Closed relationships	(1)	—	(11)	(1)
Contributions	11	7	65	10
Withdrawals	(11)	(10)	(100)	(88)
Market change, net	48	56	(196)	328
Ending Balance	$1,520	$1,670	$1,520	$1,670
Yield*	0.21%	0.17%	0.21%	0.17%

Directed Trust Balance at Beginning of Period	$881	$808	$989	$789
New relationships	5	119	5	128
Closed relationships	—	—	(5)	—
Contributions	23	27	24	29
Withdrawals	(2)	(38)	(70)	(41)
Market change, net	(24)	15	(60)	26
Ending Balance	$883	$931	$883	$931
Yield*	0.08%	0.06%	0.08%	0.06%

Investment Agency Balance at Beginning of Period	$1,796	$1,935	$2,009	$1,846
New relationships	40	25	79	31
Closed relationships	(3)	(33)	(9)	(56)
Contributions	53	29	107	73
Withdrawals	(50)	(80)	(129)	(146)
Market change, net	120	35	(101)	163
Ending Balance	$1,956	$1,911	$1,956	$1,911
Yield*	0.66%	0.68%	0.67%	0.68%

Custody Balance at Beginning of Period	$458	$472	$452	$356
New relationships	—	8	—	10
Closed relationships	(2)	(1)	(2)	(2)
Contributions	—	2	76	77
Withdrawals	(14)	(26)	(15)	(46)
Market change, net	32	5	(37)	65
Ending Balance	$474	$460	$474	$460
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,030	$960	$988	$864
New relationships	3	—	4	6
Closed relationships	(38)	2	(44)	(20)
Contributions	29	31	60	60
Withdrawals	(20)	(25)	(41)	(46)
Market change, net	(85)	29	(48)	133
Ending Balance(1)	$919	$997	$919	$997
Yield*	0.16%	0.23%	0.17%	0.22%

Total Assets Under Management at Beginning of Period	$5,636	$5,781	$6,188	$5,235
New relationships	50	163	100	216
Closed relationships	(44)	(32)	(71)	(79)
Contributions	116	96	332	249
Withdrawals	(97)	(179)	(355)	(367)
Market change, net	91	140	(442)	715
Total Assets Under Management	$5,752	$5,969	$5,752	$5,969
Yield*	0.32%	0.31%	0.32%	0.31%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM shown is one period in arrears

The three months ended June 30, 2020 compared with the three months ended June 30, 2019. Assets under management increased $116.0 million and $188.0 million, or 2.1% and 3.3%, for the three months ended June 30, 2020 and 2019, respectively. Yield on the overall portfolio for the three months ended June 30, 2020 compared to June 30, 2019 remained relatively flat.

The six months ended June 30, 2020 compared with the six months ended June 30, 2019. Assets under management decreased $436.0 million and increased $734.0 million, or a decrease of 7.0% and an increase of 14.0%, for the six months ended June 30, 2020 and 2019, respectively. The decrease during the six months ended June 30, 2020, was primarily related to a decline in market valuations. The increase during the six months ended June 30, 2019 was primarily related to an increase in market valuations and net new relationships. Yield on the overall portfolio for the six months ended June 30, 2020 compared to June 30, 2019 remained relatively flat.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of June 30, 2020:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$7	$—	$257
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	35,428	1,041	—	36,469
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	2,646	90	—	2,736
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	7,557	111	(112)	7,556
Total securities available-for-sale	$45,881	$1,249	$(112)	$47,018

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage -backed securities—residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities—residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

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

	Maturity as of June 30, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	35,428	1.83
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	2,646	0.15
Corporate CMO and MBS	—	—	—	—	47	—	7,510	0.51
Total available-for-sale	$—	—%	$250	0.01%	$47	—%	$45,584	2.49%

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	45,490	2.28
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	2,935	0.14
Corporate CMO and MBS	—	—	—	—	52	—	10,373	0.66
Total available-for-sale	$—	—%	$250	0.01%	$52	—%	$58,798	3.08%

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2020 and December 31, 2019, we had mortgage loans held for sale of $69.6 million and $48.3 million, respectively, in residential mortgage loans we originated.

As of June 30, 2020, loans, net of unamortized premium/(unaccreted discounts) includes period end balances of $123.8 million, including PPP loans acquired, related to  performing loans acquired in the Branch Acquisition along with $191.7 million added through PPP loans originated internally. See Note 2 - Acquisitions of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

As of June 30, 2020, the Company has net deferred fees of $2.4 million related to PPP.  This is the net amount of the fees from the SBA for participation in PPP less the loan origination fees on these loans. The current amortization of this income is being recognized over a two-year period, however we expect much of that income to be recognized in the second half of 2020 as the borrowers are granted forgiveness.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	June 30,		December 31,
	2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$371,111	26.1%	$146,701	14.7%
Construction and Development	74,793	5.2	28,120	2.8
1-4 Family Residential	418,409	29.4	400,134	40.2
Non-Owner Occupied Commercial Real Estate ("CRE")	229,150	16.1	165,179	16.6
Owner Occupied CRE	117,426	8.2	127,968	12.8
Commercial and Industrial	213,271	15.0	128,457	12.9
Total loans held for investment(1)	$1,424,160	100.0%	$996,559	100.0%
Mortgage loans held for sale	$69,604		$48,312

________________________________________

(1)	Loans held for investment exclude deferred costs (fees) and unamortized premium/(unaccreted discount), net of $(1.7) million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.
●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of June 30, 2020.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans and industrial loans not secured by real estate, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred loan fees and unamortized premium/(unaccreted discount), as of the date indicated are summarized in the following tables:

	As of June 30, 2020
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$58,055	$298,874	$14,182	$371,111
Construction and Development	17,248	56,895	650	74,793
1-4 Family Residential	46,181	83,887	288,341	418,409
Non-Owner Occupied CRE	11,765	151,087	66,298	229,150
Owner Occupied CRE	6,346	35,377	75,703	117,426
Commercial and Industrial	36,664	127,215	49,392	213,271
Total loans	$176,259	$753,335	$494,566	$1,424,160
Amounts with fixed rates	$65,121	$501,534	$200,935	$767,590
Amounts with floating rates	111,138	251,801	293,631	656,570
Total loans	$176,259	$753,335	$494,566	$1,424,160

	As of December 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$66,634	$68,326	$11,741	$146,701
Construction and Development	9,126	16,953	2,041	28,120
1-4 Family Residential	32,300	96,886	270,948	400,134
Non-Owner Occupied CRE	13,286	113,457	38,436	165,179
Owner Occupied CRE	9,540	32,861	85,567	127,968
Commercial and Industrial	37,341	78,022	13,094	128,457
Total loans	$168,227	$406,505	$421,827	$996,559
Amounts with fixed rates	$58,289	$251,378	$128,452	$438,119
Amounts with floating rates	109,938	155,127	293,375	558,440
Total loans	$168,227	$406,505	$421,827	$996,559

Loan Modifications

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company was offering loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years.

The Company modified 98 loans across multiple industries in the amount of $176.9 million during the six months ended June 30, 2020.

	Total Loans	# of Loans Modified	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$371,111	7	$5,570	1.50%
Construction and Development	74,793	1	3,814	5.10
1-4 Family Residential	418,409	31	41,690	9.96
Non-Owner Occupied CRE	229,150	30	65,491	28.58
Owner Occupied CRE	117,426	10	17,524	14.92
Commercial and Industrial	213,271	19	42,765	20.05
Total Loans	$1,424,160	98	$176,854	12.42%

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as a TDR. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition. In accordance with that guidance, the Company is recognizing interest income on all loans modified for temporary payment moratoriums, primarily for a period of 180 days or less.

All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Non-Performing Assets

Non-performing assets include non-accrual loans, TDRs, loans past due 90 days or more and still accruing interest, and OREO. The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

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

The amount of lost interest for non-accrual loans was $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, the amount of lost interest for non-accrual loans was $0.1 million and $0.3 million, respectively.

We had $12.1 million in non-performing assets as of June 30, 2020 compared to $12.9 million as of December 31, 2019. The $0.8 million decrease in our non-performing assets was primarily related to principal paydowns received on a Cash, Securities, and Other loan for $1.3 million, and $0.5 million on a Commercial and Industrial loan. This was slightly offset by draws of $0.6 million on a Commercial and Industrial loan.

The following table presents information regarding non-performing loans as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans by category (1)
Cash, Securities and Other	$1,493	$2,803
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	4,325	4,412
Total non-accrual loans	5,818	7,215
TDRs still accruing	5,636	5,055
Accruing loans 90 or more days past due	—	—
Total non-performing loans	11,454	12,270
OREO	658	658
Total non-performing assets	$12,112	$12,928
Ratio of non-performing loans to total loans(2)	0.81%	1.23%
Ratio of non-performing assets to total assets	0.67	1.03
Allowance as a percentage of non-performing loans	90.40%	64.18%

________________________________________

(1)	All non-accrual loans at June 30, 2020 and December 31, 2019 are TDRs. See Note 4 – Loans and the Allowance for Loan Losses to the consolidated financial statements.
(2)	Excludes mortgage loans held for sale of $69.6 million and $48.3 million as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020 and December 31, 2019 non-performing loans of $11.5 million and $12.3 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of June 30, 2020				As of December 31, 2019
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$369,618	$—	$1,493	$371,111	$143,898	$—	$2,803	$146,701
Construction and Development	74,793	—	—	74,793	28,120	—	—	28,120
1-4 Family Residential	413,514	—	4,895	418,409	395,224	—	4,910	400,134
Non-Owner Occupied CRE	223,903	5,247	—	229,150	164,021	1,158	—	165,179
Owner Occupied CRE	116,933	493	—	117,426	127,968	—	—	127,968
Commercial and Industrial	200,556	—	12,715	213,271	114,241	—	14,216	128,457
Total	$1,399,317	$5,740	$19,103	$1,424,160	$973,472	$1,158	$21,929	$996,559

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the second quarter of 2020, the Company increased its allowance to account for the additional variability surrounding the loan modifications made during the quarter and increased economic uncertainty related to the COVID-19 pandemic. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance is adequate as of June 30, 2020.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Average loans outstanding(1)(2)	$1,268,797	$935,025	$1,142,472	$925,582
Gross loans outstanding at end of period(3)	$1,422,440	$939,395	$1,422,440	$939,395
Allowance for loan losses at beginning of period	$8,242	$7,645	$7,875	$7,451
Provision for loan losses	2,124	(78)	2,491	116
Charge-offs:
Cash, Securities and Other	24	—	24	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	24	—	24	—
Recoveries:
Cash, Securities and Other	12	8	12	8
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	12	8	12	8
Net charge-offs (recoveries)	12	(8)	12	(8)
Allowance for loan losses at end of period	$10,354	$7,575	$10,354	$7,575
Ratio of allowance to end of period loans(4)	0.73%	0.81%	0.73%	0.81%
Ratio of net charge-offs to average loans(1)	0.00%	(0.00)%	0.00%	(0.00)%

________________________________________

(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $68.2 million and $31.5 million for the three months ended June 30, 2020 and 2019 and $53.0 million and $22.4 million for the six months ended June, 30, 2020 and 2019, respectively.
(3)	Excludes mortgage loans held for sale of $69.6 million and $36.3 million as of June 30, 2020 and 2019, respectively.
(4)	End of period loans at June 30, 2020 include $123.8 million in acquired loans and $191.7 million in bank originated PPP loans, excluding these loans would result in an increase of the ratio for the three months ended June 30, 2020.

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

	As of June 30,		As of December 31,
	2020		2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,425	26.1%	$1,058	14.7%
Construction and development	484	5.2	200	2.8
1-4 Family Residential	2,708	29.4	2,850	40.2
Non-Owner Occupied CRE	1,483	16.1	1,176	16.6
Owner Occupied CRE	760	8.2	911	12.8
Commercial and Industrial	2,494	15.0	1,680	12.9
Total allowance for loan losses	$10,354	100.0%	$7,875	100.0%

________________________________________

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets, net at June 30, 2020 increased $1.0 million from December 31, 2019 was primarily attributable to increased deferred loan origination fees primarily driven by loan growth and $2.1 million of provision expense during the three months ended June 30, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $320.1 million, or 29.5%, to $1.41 billion at June 30, 2020 from December 31, 2019. Total average deposits for the three months ended June 30, 2020 were $1.31 billion, an increase of $342.0 million, or 35.4%, compared to $967.2 million as of June 30, 2019. The increase in total deposits from December 31, 2019 was attributable to $65.2 million for period ended June 30, 2020 as a result of the Branch Acquisition, $62.4 million inflows related to funding PPP loans, with the remaining $192.5 million increase being attributable to organic growth. See Note 2 - Acquisitions of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending June 30,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$687,900	0.36%	$496,431	1.70%
Demand deposit accounts	85,414	0.28	69,923	0.32
Certificates and other time deposits > $250k	54,996	2.03	76,529	2.08
Certificates and other time deposits < $250k	95,894	1.51	96,131	1.80
Total time deposits	150,890	1.72	172,660	1.92
Savings accounts	5,601	0.05	2,988	0.13
Total interest-bearing deposits	929,805	0.57	742,002	1.61
Noninterest-bearing accounts	379,374		225,153
Total deposits	$1,309,179	0.40%	$967,155	1.24%

	As of and For the Six Month Period Ending June 30,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$647,092	0.68%	$507,778	1.66%
Negotiable order of withdrawal accounts	85,707	0.29	65,262	0.26
Certificates and other time deposits > $250k	53,261	2.09	77,317	1.90
Certificates and other time deposits < $250k	89,279	1.81	98,272	1.78
Total time deposits	142,540	1.93	175,589	1.83
Savings accounts	4,931	0.13	2,574	0.08
Total interest-bearing deposits	880,270	0.84	751,203	1.57
Noninterest-bearing accounts	316,593		222,793
Total deposits	$1,196,863	0.62%	$973,996	1.21%

Average noninterest-bearing deposits to average total deposits was 29.0% and 23.3% for the three months ended June 30, 2020 and 2019, and 26.5% and 22.9% for the six months ended June 30, 2020 and 2019, respectively.

Our average cost of funds was 0.48% and 1.29% during the three months ended June 30, 2020 and 2019, respectively, and 0.68% and 1.27% during the six months ended June 30, 2020 and 2019, respectively. The decrease in cost of funds was driven by a reduction in deposit rates consistent with the lower interest rate environment.

Money market deposit accounts as of June 30, 2020 were $760.0 million, an increase of $144.4 million, or 23.5%, compared to $615.6 million as of December 31, 2019. Total time deposits as of June 30, 2020 were $152.9 million, an increase of $18.0 million, or 13.3%, from December 31, 2019. Negotiable order of withdrawal, or NOW accounts, decreased $3.4 million, or 3.7%, to $88.6 million from December 31, 2019 to June 30, 2020.

The following table represents the amount of certificates of deposit by time remaining until maturity as of June 30, 2020:

	As of June 30, 2020
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$10,964	$10,992	$14,424	$24,341	$60,721
Other	31,050	31,823	23,316	5,987	92,176
Total	$42,014	$42,815	$37,740	$30,328	$152,897

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2020 and December 31, 2019, borrowings totaled $236.8 million and $16.6 million, respectively.

During the six months ended June 30, 2020, the Company completed the issuance and sale of subordinated notes totaling $8.0 million. The increase in other borrowings is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve during the quarter in the amount of $204.3 million. Borrowing from this facility is expected to match fund the balances of PPP loans. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Borrowings
FHLB Topeka and Federal Reserve borrowings	$222,313	$10,000
Subordinated notes	14,444	6,560
	$236,757	$16,560

We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2020 and December 31, 2019 amounted to $605.8 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $402.5 million at June 30, 2020.

As of and for the
Six Months Ended
June 30,
(Dollars in thousands)	2020
Short-term borrowings:
Maximum outstanding at any month-end during the period	$28,000
Balance outstanding at end of period	18,000
Average outstanding during the period	$14,874
Average interest rate during the period	1.27%
Average interest rate at the end of the period	0.18%

As of June 30, 2020 and December 31, 2019, we had three unsecured federal funds lines of credit with up to $10.0 million, $19.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

As of June 30, 2020 and December 31, 2019, we had a Restated Revolving Credit Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies. As of June 30, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Three Month Period Ended	Average Percentage for the Six Month Period Ended
	June 30,	June 30,
	2020	2020
Sources of Funds:
Deposits:
Noninterest-bearing	24.58%	22.64%
Interest-bearing	60.25	62.96
FHLB and Federal Reserve borrowings	4.15	2.67
Subordinated notes	0.94	0.80
Other liabilities	1.22	1.38
Shareholders’ equity	8.86	9.55
Total	100%	100%
Uses of Funds:
Total loans	81.66%	81.11%
Available-for-sale securities	3.15	3.71
Mortgage loans held for sale	4.42	3.79
Interest-bearing deposits in other financial institutions	4.95	5.17
Noninterest-earning assets	5.82	6.22
Total	100%	100%
Average noninterest-bearing deposits to total average deposits	28.98%	26.45%
Average loans to total average deposits	96.92	95.46
Average interest-bearing deposits to total average deposits	71.02%	73.55%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $11.7 million, or 9.2%, from December 31, 2019 to $139.4 million at June 30, 2020. The increase is primarily due to an increase in net income.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During six months ended June 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50. No shares were repurchased during the three months ended June 30, 2020 as the Company used its capital to support its clients and communities through the COVID-19 pandemic. The program expired in June 2020.

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

Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2020 and December 31, 2019, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. During the three months ended June 30, 2020 the Company made a $10.0 million capital injection into the Bank as a result of the growth due to the acquisition. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$117,027	10.12%	$99,461	10.67%
Consolidated Company	112,739	9.67	105,821	11.31
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	117,027	10.12	99,461	10.67
Consolidated Company	112,739	9.67	105,821	11.31
Total capital to risk-weighted assets
Bank	127,781	11.05	107,509	11.53
Consolidated Company	138,052	11.84	120,429	12.87
Tier 1 capital to average assets
Bank	117,027	8.63	99,461	8.09
Consolidated Company	$112,739	8.30%	$105,821	8.58%

Contractual Obligations and Off-Balance Sheet Arrangements

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of June 30, 2020
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka and Federal Reserve	$3,000	$219,313	$—	$—		$222,313
Subordinated notes	—	—	—	14,444	(1)	14,444
Time deposits	84,829	58,740	8,250	1,078		152,897
Minimum lease payments	3,200	5,429	4,493	230		13,352
Total	$91,029	$283,482	$12,743	$15,752		$403,006

________________________________________

(1)	Reflects contractual maturity dates of December 31, 2026 and March 31, 2030.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	June 30,		December 31,
	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$61,994	$334,674	$32,896	$290,653
Standby letters of credit	1,754	17,387	1,759	24,197
Commitments to make loans to sell	250,973	—	47,354	—
Commitments to make loans	$19,914	$18,030	$—	$—

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

Our exposure to interest rate risk is reviewed at least quarterly by the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net interest income and economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.

The following tables summarize the sensitivity in net interest income and fair value of equity over the periods indicated, using a parallel ramp scenario.

	As of June 30, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(6.84)%	3.93%	(5.76)%	(9.33)%
200	(5.36)	5.56	(2.97)	(3.45)
100	(2.71)	4.90	(1.18)	(0.13)
Base	—	—	—	—
−100	(1.19)%	(11.43)%	(0.16)%	(9.99)%

The model simulations as of June 30, 2020 imply that our balance sheet is more asset sensitive compared to our balance sheet as of December 31, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, after consulting with our legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s consolidated financial statements. See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Without admitting or denying the SEC’s findings, FWCM agreed on July 16, 2020 to settle claims that FWCM failed reasonably to supervise its investment adviser representatives who purchased securities sold in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), for advisory clients when the clients were not qualified institutional buyers in a Rule 144A transaction, and to adopt and implement written policies and procedures reasonably designed to prevent violations of the Investment Advisers Act of 1940 and the rules thereunder by the adviser and its supervised persons. FWCM paid a previously accrued fine of $0.2 million to the SEC, and replaced the FWCM President and FWCM compliance team in place at that time.

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company in its 2019 Annual Report on Form 10-K filed with the SEC, on March 12, 2020 with the exception of the risk factor identified in the first quarter of 2020, which is set forth below:

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

●	Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s financial condition and business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio or defaults by counterparties, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from or, in some cases, our business decisions may result in, a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers, which are generally not drawn upon. During a challenging economic environment, such as the ongoing pandemic, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

●	Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, including disruptions in the capital markets, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. In particular, we have recently experienced a decline in our origination of loans. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide including the ability to sell mortgage loan that we originate with the intent to sell.

●	Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable

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

●	Interest Rate Risk. Our net interest income, lending activities, deposits, hedging activities, and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

●	Trust and Investment Management Risk. Recent market volatility associated with the pandemic and the decline in oil and gas prices has adversely impacted the value of our assets under management. We derive a significant amount of our revenues primarily from investment management fees based on assets under management. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. A sustained decline in the value of the assets that we manage or otherwise administer or service for others, could have an adverse effect on related fee income and demand for our services.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
January 1, 2020 through January 31, 2020	11,395	16.49	—	244,907
February 1, 2020 through February 29, 2020	11,284	16.64	—	233,623
March 1, 2020 through March 31, 2020	—	—	—	233,623
April 1, 2020 through April 30, 2020	—	—	—	233,623
May 1, 2020 through May 31, 2020	—	—	—	233,623
June 1, 2020 through June 30, 2020(1)	—	—	—	—

________________________________________

(1) Program was authorized for a one year period, no longer in place as of June 30, 2020.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During six months ended June 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50. No shares were repurchased during the three months ended June 30, 2020 as the Company used its capital to support its clients and communities through the COVID-19 pandemic. The program expired in June 2020.

Item 3.Defaults upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

Exhibit No.	Description

10.1†

Employment Agreement, dated April 8, 2020, by and between First Western Financial, Inc. and John Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†     Indicates a management contract on compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

August 6, 2020	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

August 6, 2020	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer