Form 10-Q
period 2020-09-30
First Western Financial Inc
filed 2020-11-05
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 30, 2020
Common Stock, no par value	7,951,749

FIRST WESTERN FINANCIAL, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2020 and September 30, 2019	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2020 and September 30, 2019	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2020 and September 30, 2019	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and September 30, 2019	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	72

Item 4.	Controls and Procedures	73

PART II. OTHER INFORMATION		73

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	76

Item 6.	Exhibits	77

SIGNATURES		78

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2020, in the section titled Risk Factors in Part II, Item 1A of our Form 10-Q filed with the SEC on April 30, 2020 and in the section titled Risk Factors in Part II, Item 1A of our Form 10-Q filed with the SEC on August 6, 2020. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,867	$4,180
Interest-bearing deposits in other financial institutions	247,491	74,458
Total cash and cash equivalents	250,358	78,638

Available-for-sale securities, at fair value	40,654	58,903
Correspondent bank stock, at cost	1,295	585
Mortgage loans held for sale	89,872	48,312
Loans, net of allowance of $11,845 and $7,875	1,494,231	990,132
Premises and equipment, net	5,116	5,218
Accrued interest receivable	6,730	3,048
Accounts receivable	4,821	5,238
Other receivables	1,497	1,006
Other real estate owned, net	558	658
Goodwill	24,191	19,686
Other intangible assets, net	72	28
Deferred tax assets, net	6,405	5,047
Company-owned life insurance	15,359	15,086
Other assets	28,738	16,544
Assets held for sale	3,000	3,553
Total assets	$1,972,897	$1,251,682

LIABILITIES
Deposits:
Noninterest-bearing	$472,963	$240,068
Interest-bearing	1,090,709	846,716
Total deposits	1,563,672	1,086,784
Borrowings:
Federal Home Loan Bank Topeka and Federal Reserve borrowings	222,075	10,000
Subordinated notes	14,447	6,560
Accrued interest payable	347	299
Other liabilities	22,639	20,244
Liabilities held for sale	141	117
Total liabilities	1,823,321	1,124,004

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,951,749 and 7,940,168 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	144,048	142,797
Retained earnings (accumulated deficit)	4,705	(14,955)
Accumulated other comprehensive income (loss)	823	(164)
Total shareholders’ equity	149,576	127,678
Total liabilities and shareholders’ equity	$1,972,897	$1,251,682

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$14,138	$10,672	$37,342	$31,490
Investment securities	173	312	692	954
Federal funds sold and other	99	489	358	1,254
Total interest and dividend income	14,410	11,473	38,392	33,698

Interest expense:
Deposits	1,067	3,363	4,779	9,268
Other borrowed funds	425	170	968	559
Total interest expense	1,492	3,533	5,747	9,827
Net interest income	12,918	7,940	32,645	23,871
Less: provision for loan losses	1,496	100	3,987	216
Net interest income, after provision for loan losses	11,422	7,840	28,658	23,655

Non-interest income:
Trust and investment management fees	4,814	4,824	14,154	14,186
Net gain on mortgage loans	12,304	3,291	24,958	8,009
Bank fees	340	283	929	912
Risk management and insurance fees	483	176	912	838
Income on company-owned life insurance	91	95	273	284
Net gain on sale of securities	—	119	—	119
Total non-interest income	18,032	8,788	41,226	24,348
Total income before non-interest expense	29,454	16,628	69,884	48,003

Non-interest expense:
Salaries and employee benefits	10,212	8,504	25,384	23,821
Occupancy and equipment	1,619	1,388	4,574	4,193
Professional services	1,288	745	3,542	2,557
Technology and information systems	1,032	961	2,994	3,046
Data processing	1,038	854	2,922	2,282
Marketing	395	272	1,063	991
Amortization of other intangible assets	4	52	44	366
Goodwill impairment	—	—	—	1,572
Net loss on assets held for sale	—	—	553	—
Provision for other real estate owned	100	—	100	—
Other	944	666	2,747	1,873
Total non-interest expense	16,632	13,442	43,923	40,701
Income before income taxes	12,822	3,186	25,961	7,302
Income tax expense	3,192	780	6,301	1,865
Net income available to common shareholders	$9,630	$2,406	$19,660	$5,437
Earnings per common share:
Basic	$1.22	$0.30	$2.49	$0.69
Diluted	$1.20	$0.30	$2.47	$0.69

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$9,630	$2,406	$19,660	$5,437
Other comprehensive income items:
Net change in unrealized gains on available-for-sale securities	(28)	321	1,305	2,364
Income tax effect	7	(83)	(318)	(611)
Total other comprehensive income (loss) items	(21)	238	987	1,753
Comprehensive income	$9,609	$2,644	$20,647	$7,190

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

	Shares		Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total

Balance at July 1, 2019	7,983,866	$142,095	$(19,933)	$(5)	$122,157

Net income	—	—	2,406	—	2,406
Share repurchase	(582)	(8)	—	—	(8)
Other comprehensive income, net of tax	—	—	—	238	238
Stock-based compensation	—	939	—	—	939

Balance at September 30, 2019	7,983,284	$143,026	$(17,527)	$233	$125,732

Balance at July 1, 2020	7,939,024	$143,498	$(4,925)	$844	$139,417

Net income	—	—	9,630	—	9,630
Settlement of share awards	12,725	(88)	—	—	(88)
Other comprehensive loss, net of tax	—	—	—	(21)	(21)
Stock-based compensation	—	638	—	—	638

Balance at September 30, 2020	7,951,749	$144,048	$4,705	$823	$149,576

Balance at January 1, 2019	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	5,437	—	5,437
Settlement of share awards	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02	—	—	235	(235)	—
Stock repurchase	(582)	(8)	—	—	(8)
Other comprehensive income, net of tax	—	—	—	1,753	1,753
Stock-based compensation	—	1,785	—	—	1,785

Balance at September 30, 2019	7,983,284	$143,026	$(17,527)	$233	$125,732

Balance at January 1, 2020	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	19,660	—	19,660
Other comprehensive income, net of tax	—	—	—	987	987
Settlement of share awards	34,260	(258)	—	—	(258)
Stock repurchases	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	1,879	—	—	1,879

Balance at September 30, 2020	7,951,749	$144,048	$4,705	$823	$149,576

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$19,660	$5,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	826	1,363
Deferred income tax benefit	(1,699)	(727)
Stock-based compensation	1,879	1,785
Provision for loan losses	3,987	216
Net amortization of investment securities	346	118
Stock dividends received on correspondent bank stock	(12)	(25)
Increase in cash surrender value of company-owned life insurance	(273)	(284)
Net gain on mortgage loans	(24,958)	(8,009)
Origination of mortgage loans held for sale	(917,524)	(442,790)
Proceeds from mortgage loans	889,208	393,886
Gain on sale of securities	—	(119)
Loss on assets held for sale	553	—
Loss on impairment of goodwill	—	1,572
Provision for other real estate owned	100	—
Net changes in operating assets and liabilities:
Accounts receivable	492	(468)
Accrued interest receivable and other assets	(5,531)	(81)
Accrued interest payable and other liabilities	3,394	1,847
Net cash used in operating activities	(29,552)	(46,279)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	20,890	6,202
Sales	—	7,506
Purchases	(2,000)	(29,750)
Purchases of correspondent bank stock	(698)	(1,237)
Redemption of correspondent bank stock	—	3,168
Purchases of premises and equipment	(708)	(380)
Proceeds from sale of premises and equipment	10	—
Net cash paid on acquisitions (Note 2)	(61,316)	—
Loan and note receivable originations and principal collections, net	(388,048)	(32,439)
Net cash used in investing activities	(431,870)	(46,930)
Cash flows from financing activities
Net change in deposits	413,808	171,146
Proceeds from subordinated notes	8,000	—
Settlement of restricted stock	(258)	(110)
Recognition of capitalized subordinated notes issuance costs	(113)	—
Repurchase of common stock	(370)	(8)
Payments to Federal Reserve borrowings	(238)	—
Proceeds from Federal Reserve borrowings	204,313	—
Payments to Federal Home Loan Bank Topeka borrowings	(27,000)	(72,346)
Proceeds from Federal Home Loan Bank Topeka borrowings	35,000	67,346
Net cash provided by financing activities	633,142	166,028

Net change in cash and cash equivalents	171,720	72,819
Cash and cash equivalents, beginning of year	78,638	73,357
Cash and cash equivalents, end of period	$250,358	$146,176
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$5,699	$9,702
Income tax payment, net of refunds received	6,417	1,562
Cash paid for amounts included in the measurement of lease liabilities	4,267	4,091
Supplemental noncash disclosures:
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	—	235
Change in unrealized gain	1,305	2,364
Lease right-of-use-asset obtained in exchange for lease liabilities	649	16,580
Reclass of held for sale assets, net of liabilities	$10	$3,442

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation:  The condensed consolidated financial statements include the accounts of First Western Financial, Inc. (“FWFI”), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the “Company” or “we”, “us”, or “our”).

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the full year ending December 31, 2020. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Concentration of Risk:  Most of the Company’s lending activity is to clients located in and around Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or client. At September 30, 2020 and December 31, 2019, 62.8%, and 71.7%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board (“FASB”), Revenue from Contracts with Customers (“Topic 606”), trust and investment management fees are earned by providing trust and investment services to clients. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees earned with respect to investment management contracts for the three and nine months ended September 30, 2020 and the year ended December 31, 2019 were immaterial. Receivables are recorded on the condensed consolidated balance sheet in the accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and September 30, 2019 are considered in scope of Topic 606.

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

The CARES Act created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans during the nine months ended September 30, 2020. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 4 for further discussion on our PPP loans.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (‘TDR”). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR at September 30, 2020.  See Note 4 for further discussion on our loan modification program.

The Company is a participant in the Federal Reserve’s Main Street Lending Program (“MSLP”) to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company may sell a 95% participation in a new MSLP loan to the Main Street Special Purpose Vehicle (“SPV”) at par value. The Company must retain 5% of the MSLP loan until (i) it matures or (ii) neither the Main Street SPV nor a Governmental Assignee holds an interest in MSLP Loan in any capacity, whichever comes first. See Note 4 for further discussion on our participation in the program.

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

In April 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ("ASU 2020-04"), ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to AFS or trading to be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as HTM may be made any time after March 12, 2020. ASU 2020-04 was effective for the Company on March 12, 2020 and did not have a material impact on the Company’s financial statement disclosures.

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

During the three months ended September 30, 2020, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge of the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was set to be effective for the Company on January 1, 2021. However, ASU 2019-10 amended the mandatory effective date for ASU 2014-07 to January 1, 2023 for SRC’s, with earlier adoption permitted. This update is not expected to have a significant impact on the financial statements and disclosures.

NOTE 2 - ACQUISITIONS

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons Bank, a subsidiary of Simmons First National Corporation, to acquire all of the Simmons’ Colorado locations, including three branches and one loan production office located in Denver, as well as certain deposits, loans and other assets. The transaction closed on May 15, 2020 with an aggregate purchase price of $61.6 million, including a deposit premium of 6.06%.

During the third quarter 2020, the Company closed two of the branches and the loan production office acquired in the Branch Acquisition completed in May 2020.

Goodwill of $4.5 million was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the May 15, 2020 transaction with Simmons, and reflects all adjustments made to the fair value of the opening balance sheet through September 30, 2020 (in thousands):

May 15,
Fair value of consideration transferred	2020
Cash consideration	$61,599
Total fair value of consideration transferred	61,599

Assets acquired
Cash and due from banks	283
Loans, net	119,552
Core deposit intangible(1)	53
Accrued income and other assets	382
Total assets acquired	120,270

Liabilities assumed
Deposits	63,080
Accrued expenses and other liabilities	96
Total liabilities assumed	63,176
Net assets acquired	57,094
Goodwill recognized	$4,505

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

The Company incurred $0.1 million in expenses related to the acquisition during the three months ended September 30, 2020. Acquisition expenses, including professional fees, are included in the total noninterest expense line item in the condensed consolidated statement of income.

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$6	$—	$256
Corporate bonds	2,000	48		2,048
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	28,844	944	—	29,788
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	2,626	90	—	2,716
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	5,826	93	(73)	5,846
Total securities available-for-sale	$39,546	$1,181	$(73)	$40,654

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage-backed securities – residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities – residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

At September 30, 2020, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
September 30, 2020	Cost	Value
Due after one year through five years	$250	$256
Due after ten years	2,000	2,048
Securities (agency and CMO)	37,296	38,350
Total	$39,546	$40,654

In 2014, the Company began investing in a small business investment company (“SBIC”) fund administered by the Small Business Administration. During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company invested $0.5 million and $0.4 million, respectively, in SBIC. At September 30, 2020, the Company held a balance of $2.1 million with SBIC which is included in other assets in the accompanying consolidated balance sheets. The Company may be obligated to invest up to an additional $0.9 million in future SBIC investments.

At September 30, 2020 and December 31, 2019, securities with carrying values totaling $4.2 million and $5.5 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

At September 30, 2020 and December 31, 2019, seven securities and twenty-six securities, respectively, were in an unrealized loss position, with unrealized losses totaling $0.1 million and $0.4 million, respectively. Two of the securities in an unrealized loss position at September 30, 2020 have been in a continuous unrealized loss position for more than twelve months, and the remaining securities in a loss position have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2020.

The following table summarizes securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate CMO and MBS	1,553	(54)	590	(19)	2,143	(73)
Total	$1,553	$(54)	$590	$(19)	$2,143	$(73)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
GNMA mortgage-backed securities - residential	$28,203	$(193)	$4,450	$(142)	$32,653	$(335)
FNMA mortgage-backed securities - residential	—	—	2,347	(29)	2,347	(29)
Corporate CMO and MBS	7,780	(45)	—	—	7,780	(45)
Total	$35,983	$(238)	$6,797	$(171)	$42,780	$(409)

The Company did not sell any securities during the three and nine months ended September 30, 2020. The Company sold $7.5 million of securities and realized $0.1 million of gains, from the sale of securities using the specific identification method for the three and nine months ended September 30, 2019.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	September 30,	December 31,
	2020	2019
Cash, Securities and Other(1)	$371,481	$146,701
Construction and Development	105,717	28,120
1-4 Family Residential	446,959	400,134
Non-Owner Occupied CRE	243,564	165,179
Owner Occupied CRE	154,138	127,968
Commercial and Industrial	185,625	128,457
Total loans held for investment	1,507,484	996,559
Deferred costs (fees) and unamortized premiums/(unaccreted discounts), net	(1,408)	1,448
Allowance for loan losses	(11,845)	(7,875)
Loans, net	$1,494,231	$990,132

______________________________________

(1) Includes PPP loans of $206.1 million as of September 30, 2020.

As of September 30, 2020, total loans held for investment include $124.7 million of performing loans purchased as part of the Branch Acquisition. See Note 2 – Acquisitions for more information.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and at September 30, 2020 the Cash, Securities and Other portion of the loan portfolio included $206.1 million of PPP loans, or 55.5% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2020, the Company’s Commercial and Industrial loans included one MSLP loan with the net carrying amount of $2.4 million.

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

As of September 30, 2020, the Company’s loans include forty-four modified loans, including acquired loans, across multiple industries in the amount of $66.7 million.

The following presents loan modifications as a result of COVID-19 as of September 30, 2020 (dollars in thousands):

	Total Loans	# of Modified Loans	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$371,481	1	$1,496	0.40%
Construction and Development	105,717	—	—	—
1-4 Family Residential	446,959	6	4,441	0.99
Non-Owner Occupied CRE	243,564	22	38,229	15.70
Owner Occupied CRE	154,138	10	17,524	11.37
Commercial and Industrial	185,625	5	5,048	2.72
Total Loans	$1,507,484	44	$66,738	4.43%

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred costs (fees) and unamortized premiums/ (unaccreted discounts) which are not material) in loans past due as of September 30, 2020 and December 31, 2019 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
September 30, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$30	$—	$66	$96	$371,385	$371,481
Construction and Development	—	—	—	—	105,717	105,717
1-4 Family Residential	4,883	1,197	—	6,080	440,879	446,959
Non-Owner Occupied CRE	1,022	—	—	1,022	242,542	243,564
Owner Occupied CRE	—	—	—	—	154,138	154,138
Commercial and Industrial	522	—	3,679	4,201	181,424	185,625
Total	$6,457	$1,197	$3,745	$11,399	$1,496,085	$1,507,484

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$525	$—	$—	$525	$146,176	$146,701
Construction and Development	—	—	—	—	28,120	28,120
1-4 Family Residential	5,688	—	—	5,688	394,446	400,134
Non-Owner Occupied CRE	—	—	—	—	165,179	165,179
Owner Occupied CRE	—	—	—	—	127,968	127,968
Commercial and Industrial	—	3,110	907	4,017	124,440	128,457
Total	$6,213	$3,110	$907	$10,230	$986,329	$996,559

At September 30, 2020 and December 31, 2019, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	September 30,	December 31,
	2020	2019
Cash, Securities and Other	$66	$2,803
Commercial and Industrial	3,679	4,412
Total	$3,745	$7,215

Non-accrual loans classified as TDR accounted for $3.7 million of the recorded investment at September 30, 2020 and $7.2 million at December 31, 2019, respectively. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs by loan type and delinquency status as of the dates noted (in thousands):

	September 30,	December 31,
	2020	2019
Accruing
Commercial and Industrial	$6,136	$5,055
Non-accrual
Cash, Securities, and Other	64	2,803
Commercial and Industrial	3,679	4,412

Allowance for loan losses associated with TDR	(1,421)	(833)
Net recorded investment	$8,458	$11,437

The Company extended additional principal allowed under the commitment to a Commercial and Industrial borrower for operational needs, subsequent to the loan being classified as a TDR, in the amounts of $1.3 million and $0.2 million at September 30, 2020 and December 31, 2019, respectively. The majority owner for this borrower provided $1.5 million of pledged cash as collateral in 2019 which is still held by the Company, in exchange for this additional funding.

The Company did not modify any loans into TDR status during the three months ended September 30, 2020. The Company modified one loan into a TDR during the nine months ended September 30, 2020. The Borrower was having difficulty making payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan has paid off in full as of September 30, 2020.

The Company modified one borrower relationship with two loans into a TDR for the year ended December 31, 2019. The borrower, who has loans that are classified as Commercial and Industrial, was not making payments in accordance with the original contract terms. The modification included an extension of the maturity date that the Company would not have otherwise considered as a result of the Borrower’s difficulties. The extension of maturity was for a period of approximately nine months. These two loans are currently on non-accrual and the borrower was not making payments as agreed for the three and nine months ended September 30, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	September 30, 2020			December 31, 2019
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$2	$2	$—	$—	$—
Commercial and Industrial	3,419	3,419	1,421	4,412	4,412	833
Total	$3,421	$3,421	$1,423	$4,412	$4,412	$833

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$64	$64	$—	$2,803	$2,803	$—
Commercial and Industrial	6,396	6,396	—	5,055	5,055	—
Total	$6,460	$6,460	$—	$7,858	$7,858	$—

Total impaired loans:
Cash, Securities, and Other	$66	$66	$2	$2,803	$2,803	$—
Commercial and Industrial	9,815	9,815	1,421	9,467	9,467	833
Total	$9,881	$9,881	$1,423	$12,270	$12,270	$833

The recorded investment in loans in the previous tables excludes accrued interest, deferred costs (fees) and unamortized premiums/ (unaccreted discounts) which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended September 30, 2020 and 2019 are included in the table below (in thousands):

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$1	$—	$185	$—
Commercial and Industrial	3,427	—	1,035	—
Total	$3,428	$—	$1,220	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$779	$—	$5,062	$—
Commercial and Industrial	6,462	85	5,958	138
1-4 Family Residential	—	—	1,213	26
Total	$7,241	$85	$12,233	$164

Total impaired loans:
Cash, Securities, and Other	$780	$—	$5,247	$—
Commercial and Industrial	9,889	85	6,993	138
1-4 Family Residential	—	—	1,213	26
Total	$10,669	$85	$13,453	$164

The average balance of impaired loans and interest income recognized on impaired loans during the nine months ended September 30, 2020 and 2019 are included in the table below (in thousands):

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average		Interest
	Recorded	Income	Recorded		Income
	Investment	Recognized	Investment		Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$1	$—		$185		$—
Commercial and Industrial	3,462	—		1,310		—
Total	$3,463	$—		$1,495		$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,463	$—	S	8,088	S	—
Commercial and Industrial	6,088	250		5,463		326
1-4 Family Residential	—	—		1,213		77
Total	$7,551	$250		$14,764		$403

Total impaired loans:
Cash, Securities, and Other	$1,464	$—		$8,273		$—
Commercial and Industrial	9,550	250		6,773		326
1-4 Family Residential	—	—		1,213		77
Total	$11,014	$250		$16,259		$403

Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2020 was $4.0 million compared to $0.2 million for the same period in 2019, primarily reflecting an increase based on the additional variability surrounding the COVID-19 loan modifications made during the prior quarter and increased economic uncertainty along with strong loan growth.

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2020
Beginning balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354
Provision for (recovery of) loan losses	192	249	392	207	309	147	1,496
Charge-offs	(6)	—	—	—	—	—	(6)
Recoveries	1	—	—	—	—	—	1
Ending balance	$2,612	$733	$3,100	$1,690	$1,069	$2,641	$11,845

Changes in allowance for loan losses for the nine months ended September 30, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for (recovery of) loan losses	1,571	533	250	514	158	961	3,987
Charge-offs	(30)	—	—	—	—	—	(30)
Recoveries	13	—	—	—	—	—	13
Ending balance	$2,612	$733	$3,100	$1,690	$1,069	$2,641	$11,845

Allowance for loan losses at September 30, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,421	$1,423
Collectively	2,610	733	3,100	1,690	1,069	1,220	10,422
Ending balance	$2,612	$733	$3,100	$1,690	$1,069	$2,641	$11,845

Loans at September 30, 2020, evaluated for impairment:
Individually	$66	$—	$—	$—	$—	$9,815	$9,881
Collectively	371,415	105,717	446,959	243,564	154,138	175,810	1,497,603
Ending balance	$371,481	$105,717	$446,959	$243,564	$154,138	$185,625	$1,507,484

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2019
Beginning balance	$1,049	$290	$2,650	$1,086	$800	$1,700	$7,575
Provision for (recovery of) loan losses	258	18	27	(68)	76	(211)	100
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$1,307	$308	$2,677	$1,018	$876	$1,489	$7,675

Changes in allowance for loan losses for the nine months ended September 30, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) loan losses	535	76	125	(246)	87	(361)	216
Charge-offs	—	—	—	—	—	—	—
Recoveries	8	—	—	—	—	—	8
Ending balance	$1,307	$308	$2,677	$1,018	$876	$1,489	$7,675

Allowance for loan losses at December 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$833	$833
Collectively	1,058	200	2,850	1,176	911	847	7,042
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Loans at December 31, 2019, evaluated for impairment:
Individually	$2,803	$—	$—	$—	$—	$9,467	$12,270
Collectively	143,898	28,120	400,134	165,179	127,968	118,990	984,289
Ending balance	$146,701	$28,120	$400,134	$165,179	$127,968	$128,457	$996,559

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2020 and December 31, 2019 (in thousands):

		Special
September 30, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$371,415	$—	$66	$371,481
Construction and Development	105,717	—	—	105,717
1-4 Family Residential	442,076	—	4,883	446,959
Non-Owner Occupied CRE	232,010	11,554	—	243,564
Owner Occupied CRE	153,656	482	—	154,138
Commercial and Industrial	173,061	—	12,564	185,625
Total	$1,477,935	$12,036	$17,513	$1,507,484

		Special
December 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701
Construction and Development	28,120	—	—	28,120
1-4 Family Residential	395,224	—	4,910	400,134
Non-Owner Occupied CRE	164,021	1,158	—	165,179
Owner Occupied CRE	127,968	—	—	127,968
Commercial and Industrial	114,241	—	14,216	128,457
Total	$973,472	$1,158	$21,929	$996,559

The Company had no loans graded doubtful as of September 30, 2020 and December 31, 2019.

NOTE 5 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	Wealth Management	Capital Management	Consolidated	Wealth Management	Capital Management	Consolidated
		September 30, 2020			December 31, 2019
Beginning balance	$15,994	$3,692	$19,686	$15,994	$8,817	$24,811
Impairment	—	—	—	—	(1,572)	(1,572)
Reclass to held for sale	—	—	—	—	(3,553)	(3,553)
Acquisition activity	4,505	—	4,505	—	—	—
Ending balance	$20,499	$3,692	$24,191	$15,994	$3,692	$19,686

During the nine months ended September 30, 2020, the Company recorded $4.5 million of goodwill as a result of the Branch Acquisition on May 15, 2020. For additional information on goodwill and other intangible related to the acquisition, see Note 2 – Acquisitions.

In 2019, an interim goodwill analysis resulted in the recognition of a goodwill impairment loss of $1.6 million in the Capital Management segment. Additionally, the Capital Management goodwill was allocated based on the relative fair value, and $3.6 million was reclassified to assets held for sale in 2019. As of September 30, 2020, the remaining value of goodwill in the Capital Management segment was $3.7 million. For changes related to the portion of goodwill reclassified to assets held for sale, see Note 15 – Assets and Other Liabilities Classified as Held for Sale.

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. The Company performed a qualitative assessment of significant events and circumstances as of September 30, 2020 including reporting units historical and current results, assumptions regarding future performance, overall economic factors, including COVID-19, and macroeconomic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units are less than their carrying value. The qualitative assessment indicated that it was more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company proceeded to complete the two-step impairment test.

Step 1 of the goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform the second step to the impairment test.

Our Step 1 goodwill impairment analysis as of September 30, 2020 indicated that the Step 2 analysis was unnecessary.

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

Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2025. Certain properties contained portions that were subleased these terms ended during the third quarter 2020. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The following table presents the classification of the right-of-use asset and corresponding liability within the condensed consolidated balance sheet. The Company elected to not include short-term leases with initial terms of twelve months or less, on the condensed consolidated balance sheet, (in thousands).

		September 30,	December 31,
		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,000	$10,308

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$11,731	$13,480

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

	September 30,		December 31,
	2020		2019
Weighted-Average Remaining Lease Term
Operating leases	4.41	years	4.91	years

Weighted-Average Discount Rate
Operating leases	3.65%		3.71%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The following table represents the Company’s net lease costs, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease Costs
Operating lease cost	$786	$810	$2,401	$2,382
Variable lease cost	557	395	1,516	1,168
Sublease income	(33)	(99)	(232)	(298)
Lease costs, net	$1,310	$1,106	$3,685	$3,252

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the first five years and total amounts thereafter as of September 30, 2020:

Twelve months Ended	Operating Leases
September 30, 2021	$3,082
September 30, 2022	2,804
September 30, 2023	2,586
September 30, 2024	2,369
September 30, 2025	1,835
Thereafter	26
Total future minimum lease payments	$12,702
Less: Imputed interest	(971)
Present value of net future minimum lease payments	$11,731

NOTE 7 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	September 30,	December 31,
	2020	2019
Money market deposit accounts	$805,634	$615,575
Time deposits	177,391	134,913
Negotiable order of withdrawal accounts	101,708	91,921
Savings accounts	5,976	4,307
Total interest-bearing deposits	$1,090,709	$846,716
Aggregate time deposits of $250,000 or greater	$67,496	$61,596

Deposits acquired through acquisitions during the year ended 2020 totaled $63.1 million. See Note 2 – Acquisitions for more information.

Overdraft balances classified as loans totaled an immaterial amount at September 30, 2020 and December 31, 2019.

NOTE 8 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the Federal Home Loan Bank of Topeka (“FHLB”) that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2020 and December 31, 2019 amounted to $612.1 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $401.9 million at September 30, 2020. Each advance is payable at its maturity date.

The Company had the following borrowings from FHLB Topeka at the dates noted (in thousands):

		September 30,	December 31,
Maturity Date	Rate %	2020	2019
August 26, 2020	1.94	—	10,000
October 23, 2020(1)	—	3,000	—
April 22, 2022	0.37	5,000	—
May 5, 2023	0.76	10,000	—
Total		$18,000	$10,000

________________________________________

(1) FHLB COVID-19 Relief Advance

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (“PPPLF”) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of September 30, 2020 the Company is utilizing $204.1 million under the PPPLF program which is included in the Federal Home Loan Bank Topeka and Federal Reserve borrowings line of the condensed consolidated balance sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2020 and December 31, 2019, there were no amounts outstanding on any of the federal funds lines.

As of September 30, 2020 and 2019, subordinated notes (the "2016 Sub Notes") issued to various investors totaled $6.6 million. The 2016 Sub Notes accrue interest at a rate of 7.25% per annum until December 31, 2021, at which time the rate will adjust each quarter to the then current 90 day London Interbank Offered Rate ("LIBOR") plus 587 basis points, mature on December 31, 2026, are redeemable at the option of the Company after January 1, 2022, and pay interest quarterly.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "2020 Sub Notes") to one investor totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs resulting in a net balance of $7.9 million as of September 30, 2020 included in the Subordinated notes line of the condensed consolidated balance sheets. The 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies (see Note 17 – Regulatory Capital Matters). As of September 30, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

The Company had a Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner which matured on June 30, 2020 and was renewed under a new Business Loan Agreement and associated Promissory Note (the “Note”) dated June 30, 2020. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration (ICE) LIBOR plus 2.5%. As of September 30, 2020 and December 31, 2019, there were no amounts outstanding and the borrowing capacity associated with each facility was $5.0 million.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$74,726	$327,326	$32,896	$290,653
Standby letters of credit	1,754	17,324	1,759	24,197
Commitments to make loans to sell	419,035	—	47,354	—
Commitments to make loans	$23,496	$33,691	$—	$—

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

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During the nine months ended September 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50. The share repurchase program expired in June 2020 and therefore no shares were repurchased during the three months ended September 30, 2020.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. During the nine months ended September 30, 2020, the Company recognized compensation expense of $0.1 million, representing the remaining 14,114 shares, related to the performance based awards. During the year ended December 31, 2019, the Company recognized compensation expense of $0.6 million, representing 38,518 shares, related to the performance-based awards. The performance based awards fully vested in the second quarter 2020, no expenses were recognized in the three months ended September 30, 2020.

As of September 30, 2020, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company recognized compensation expense of $0.1 million and $0.5 million for the three months ended September 30, 2020 and 2019, for the Restricted Stock Awards. During the nine months ended September 30, 2020 and 2019, the Company has recognized compensation expense of $0.3 million and $0.7 million for the Restricted Stock Awards, respectively. As of September 30, 2020, the Company has $0.6 million of unrecognized stock-based compensation expense related to the shares issued. As of September 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted average period of 1.5 years. Performance based Restricted Stock Awards representing 30,088 shares vested during the nine months ended September 30, 2020.

Stock-Based Compensation Plans

As of September 30, 2020, there were a total of 504,397 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”). If the Awards outstanding under the First Western 2008 Stock Incentive Plan (“the 2008 Plan”) or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2020 and 2019.

During the three months ended September 30, 2020 and 2019, the Company recognized stock based compensation expense of $0.1 million and $0.1 million, respectively, associated with stock options. During the nine months ended September 30, 2020 and 2019, the Company recognized stock based compensation expense of $0.2 million and $0.2 million, respectively, associated with stock options. As of September 30, 2020, the Company has $0.1 million of unrecognized stock-based compensation expense related to stock options which are unvested. As of September 30, 2020, the unrecognized cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the nine months ended September 30, 2020:

:
Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2019	419,197	$29.02
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2020	419,197	$29.02	2.9	(a)
Options fully vested / exercisable at September 30, 2020	396,916	$29.20	2.7	(a)

________________________________________

(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of September 30, 2020 and December 31, 2019, there were 396,916 and 394,020 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten-years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non-associate directors’ long-term cash and stock-based compensation. During the nine months ended September 30, 2020, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the nine months ended September 30, 2020:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding at December 31, 2019	209,444	69,426	14,862
Granted	109,607	60,859	-
Vested	(54,112)	-	-
Forfeited	(1,888)	(854)	-
Outstanding at September 30, 2020	263,051	129,431	14,862

During the three months ended September 30, 2020, the Company issued 12,725 shares of common stock upon the settlement of Time Vesting Units. The remaining 6,196 shares that vested during the period were surrendered with a combined market value at the date of settlement of $0.1 million to cover employee withholding taxes. During the nine months ended September 30, 2020, the Company issued 34,260 shares of common stock upon the settlement of Time Vesting Units. The remaining 19,852 shares that vested during the period were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes. During the three and nine months ended September 30, 2019 the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares that vested during the period were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s Board of Directors. The Company granted 109,607 Time Vesting Units with a five-year service period during the nine months ended September 30, 2020, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. Time Vesting Units granted in 2020 have a weighted-average grant-date fair value of $12.84 per unit. During the three months ended September 30, 2020 and 2019, the Company recognized compensation expense of $0.4 million and $0.3 million, respectively. During the nine months ended September 30, 2020 and 2019, the company recognized compensation expense of $1.0 million and $0.7 million, respectively, for

Time Vesting Units. As of September 30, 2020, the Company has $3.8 million of unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

Financial Performance Units Granted Prior to May 1, 2019

Financial Performance Units were granted to certain key associates and are earned based on the Company achieving various financial performance metrics beginning on the grant date and ending on December 31, 2019. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2021. The end of the performance metrics period, December 31, 2019, resulted in accruing at 50% for half of the awards and at 100% for the remainder. The maximum shares that can be issued at the determined thresholds as of September 30, 2020 are approximately 10,000 shares. During the three and nine months ended September 30, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Financial Performance Units. As of September 30, 2020, there was $0.1 million of unrecognized compensation expense related to the Financial Performance Units. As of September 30, 2020, the Company has unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.3 years.

Financial Performance Units Granted from May 1, 2019 through April 30, 2020

The Company granted 1,866 Financial Performance Units during the nine months ended September 30, 2020. In 2019, the Company granted 62,569 Financial Performance Units to officers and other key associates. All Financial Performance Units granted Between May 1, 2019 and May 1, 2020, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2021, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of September 30, 2020, the Company is accruing at the maximum threshold for the awards. The maximum number of shares that can be issued at 150% as of September 30, 2020 was approximately 86,200 shares. During the three months ended September 30, 2020 and 2019, the Company recognized $0.1 million of compensation expense, for Financial Performance Units. For the nine months ended September 30, 2020 and 2019, the Company recognized $0.2 million and $0.1 million, respectively. As of September 30, 2020, there was $0.6 million of unrecognized compensation expense related to the Financial Performance Units. As of September 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 3.3 years.

Financial Performance Units Granted from May 1, 2020 through September 30, 2020

The Company granted 699 and 58,993 Financial Performance Units during the three and nine months ended September 30, 2020. All Financial Performance Units granted on or after May 1, 2020, have a five-year term and are earned based on the Company achieving various financial metrics beginning on the grant date and ending on December 31, 2022, which include various thresholds from 0% to 150%, then the Financial Performance Units will have a subsequent two-year service period vesting requirement ending on December 31, 2023. As of September 30, 2020, the Company is accruing at maximum threshold for the awards. The maximum number of shares that can be issued at 150% as of September 30, 2020 was approximately 87,900 shares. During the three and nine months ended September 30, 2020, the Company recognized $0.1 million of compensation expense for the Financial Performance Units. As of September 30, 2020, there was $0.7 million of unrecognized compensation expense related to the Financial Performance Units. As of September 30, 2020, the unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 4.3 years.

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock and were dependent on the Company completing an initial public offering of stock during a defined period of time. If the Company’s common stock is trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units would have been determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022. The Company’s common stock did not trade at or above the required prices over the performance period, as a result no Market Performance Units are eligible to be earned.

On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and nine months ended

September 30, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of September 30, 2020, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 11 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per common share - Basic
Numerator:
Net income	$9,630	$2,406	$19,660	$5,437
Dividends on preferred stock	—	—	—	—
Net income available for common shareholders	$9,630	$2,406	$19,660	$5,437

Denominator:
Basic weighted average shares	7,911,871	7,890,794	7,888,675	7,882,221
Earnings per common share - basic	$1.22	$0.30	$2.49	$0.69

Earnings per common share - Diluted
Numerator:
Net income	$9,630	$2,406	$19,660	$5,437
Dividends on preferred stock	—	—	—	—
Net income available for common shareholders	$9,630	$2,406	$19,660	$5,437

Denominator:
Basic weighted average shares	7,911,871	7,890,794	7,888,675	7,882,221
Diluted effect of common stock equivalents:
Stock options	—	—	—	—
Time Vesting Units	85,897	10,702	44,310	4,942
Financial Performance Units	7,786	123	16,176	41
Market Performance Units	13,453	13,175	13,347	13,357
Restricted Stock Awards	—	—	—	—
Total diluted effect of common stock equivalents	107,136	24,000	73,833	18,340
Diluted weighted average shares	8,019,007	7,914,794	7,962,508	7,900,561
Earnings per common share - diluted	$1.20	$0.30	$2.47	$0.69

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

As of September 30, 2020 and 2019, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	419,197	423,197	419,197	438,364
Time Vesting Units	82,600	130,821	87,304	163,141
Financial Performance Units	116,051	55,028	70,769	47,008
Restricted Stock Awards	21,054	61,668	41,517	83,713
Total potentially dilutive securities	638,902	670,714	618,787	732,226

NOTE 12 - INCOME TAXES

During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $3.2 million and $6.3 million, respectively, reflecting an effective tax rate of 24.9% and 24.3%, respectively. During the three and nine months ended September 30, 2019, the Company recorded an income tax provision of $0.8 million and $1.9 million, respectively, reflecting an effective tax rate of 24.5% and 25.5%, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

The Bank extends credit under Regulation O to certain covered parties including Company directors, executive officers and their affiliates. At September 30, 2020 and December 31, 2019, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefits of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	September 30, 2020	December 31, 2019
Balance, beginning of year	$5,675	$2,659
Funded loans	6,808	11,618
Payments collected	(7,161)	(8,602)
Balance, end of year	$5,322	$5,675

Deposits from related parties held by the Bank at September 30, 2020 and December 31, 2019 totaled $21.8 million and $28.5 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the nine months ended September 30, 2020 and 2019, the Company incurred expenses of $0.1 million.

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

The following presents assets and liabilities measured on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$256	$—	$—	$256
Corporate bonds	—	2,048	—	2,048
GNMA mortgage-backed securities - residential	—	29,788	—	29,788
FNMA mortgage-backed securities - residential	—	2,716	—	2,716
Corporate CMO and MBS	—	5,846	—	5,846
Total securities available-for-sale	$256	$40,398	$—	$40,654
Equity securities	$732	$—	$—	$732
Guarantee asset	$—	$—	$245	$245
IRLC and FSC, net	$—	$—	$11,622	$11,622
Guarantee liability	$—	$—	$153	$153

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
GNMA mortgage-backed securities - residential	—	45,312	—	45,312
FNMA mortgage-backed securities - residential	—	2,917	—	2,917
Corporate CMO and MBS	—	10,420	—	10,420
Total securities available-for-sale	$254	$58,649	$—	$58,903
Equity securities	$713	$—	$—	$713
IRLC and FSC, net	$—	$—	$1,184	$1,184

The following presents a reconciliation for level 3 instruments measured at fair value on a recurring basis (in thousands):

Three Months Ended September 30, 2020	Guarantee Asset	IRLC and FSC, Net	Guarantee Liability
Beginning balance	$222	$7,482	$191
Gains (losses) in net income, net	39	1,066	(38)
Other settlements, net(1)	(16)	3,074	—
Ending balance	$245	$11,622	$153

______________________________________

(1) Other settlements for IRLC and FSC includes the settlement of FSC and the transfer of the fair value of loan purchase or IRLC at the time loans are originated.

Nine Months Ended September 30, 2020	Guarantee Asset	IRLC and FSC, Net	Guarantee Liability
Beginning balance	$—	$1,184	$—
Sales	245	—	244
Gains (losses) in net income, net	55	1,713	(91)
Other settlements, net(1)	(55)	8,725	—
Ending balance	$245	$11,622	$153

______________________________________

(1) Other settlements for IRLC and FSC includes the settlement of FSC and the transfer of the fair value of loan purchase or IRLC at the time loans are originated.

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of September 30, 2020 and

December 31, 2019, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of September 30, 2020, equity securities and guarantee assets have been recorded at fair value within the other assets line item and the guarantee liabilities have been recorded at fair value with the other liabilities line item in the condensed consolidated balance sheet. All changes are recorded in the other line item in the condensed consolidated statement of income.

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

The following presents assets measured on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$558	$558

Total impaired loans(1):
Commercial and Industrial	$—	$—	$1,998	$1,998

______________________________________

(1) An immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance at September 30, 2020.

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and Industrial	$—	$—	$3,579	$3,579

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

At September 30, 2020, other real estate owned decreased slightly from December 31, 2019 and had a carrying amount of $0.6 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.8 million.

At September 30, 2020, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.4 million and were classified as Level 3. As of December 31, 2019, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.4 million with valuation allowances of $0.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.4 million and $0.8 million as of September 30, 2020 and December 31, 2019. The Bank charged off an immaterial amount during the nine months ended September 30, 2020 from the specific reserve. The Bank charged off $0.2 million during the year ended December 31, 2019 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of recurring and nonrecurring non-financial instruments categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	558	Sales contract	Commission, cost to sell, closing costs	3% - 10% (7%)

Total impaired loans(1):
Commercial and Industrial	1,998	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 20% (20%)

______________________________________

(1) An immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance at September 30, 2020.

	Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal value	Discount rate	50% (50%)
			Commission and cost to sell	1% - 10% (7%)
Total impaired loans:
Commercial and Industrial	$3,579	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	0% - 50% (23%)

The following presents carrying amounts and estimated fair values for financial instruments as of September 30, 2020 and December 31, 2019 (in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$250,358	$250,358	$—	$—
Securities available-for-sale	40,654	256	40,398	—
Loans, net	1,494,231	—	—	1,493,863
Mortgage loans held for sale	89,872	—	89,872	—
Accrued interest receivable	6,730	—	6,730	—
Equity securities	732	732	—	—
IRLC and FSC, net	11,622	—	—	11,622
Guarantee asset	245	—	—	245
Liabilities:
Deposits	1,563,672	—	1,565,555	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	18,000	—	18,070	—
Federal Reserve Borrowings – fixed rate	204,075	—	204,075	—
Subordinated notes – fixed-to-floating rate	14,447	—	—	14,997
Accrued interest payable	347	—	347	—

Guarantee liability	$153	$—	$—	$153

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,638	$78,638	$—	$—
Securities available-for-sale	58,903	254	58,649	—
Loans, net	990,132	—	—	974,142
Mortgage loans held for sale	48,312	—	48,312	—
Accrued interest receivable	3,048	—	3,048	—
Equity securities	713	713	—	—
IRLC and FSC, net	1,184	—	—	1,184
Liabilities:
Deposits	1,086,784	—	1,089,261	—
Borrowings:
FHLB Topeka Borrowings – fixed rate	10,000	—	10,003	—
Subordinated notes – fixed-to-floating rate	6,560	—	—	6,004
Accrued interest payable	$299	$—	$299	$—

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

On September 18, 2020, the Company entered into an agreement to sell the Company’s Los Angeles-based fixed income portfolio management team to Lido Advisors, LLC and Oakhurst Advisors, LLC. As of September 30, 2020, the sale was not yet completed. The Company performed a review of the fair value of assets held for sale as of the three months ended September 30, 2020 and determined that the value of the assets held for sale was reasonable and no adjustment was needed during the period.

The Company recorded a loss on the assets held for sale of $0.6 million during the period ending March 31, 2020, the loss has been applied to reduce the carrying amount of the goodwill within the disposal group.

Assets and other liabilities in disposal groups held for sale are as follows at the dates noted (in thousands):

	September 30,			December 31,
	2020			2019

	Wealth	Capital		Wealth	Capital
	Management	Management	Consolidated	Management	Management	Consolidated
ASSETS
Goodwill	$—	$3,000	$3,000	$—	$3,553	$3,553
Assets in disposal groups held for sale	$—	$3,000	$3,000	$—	$3,553	$3,553

LIABILITIES
Other liabilities	$—	$141	$141	$—	$117	$117
Liabilities in disposal groups held for sale	$—	$141	$141	$—	$117	$117

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the three months ended September 30, 2020 and 2019 (in thousands):

Three Months Ended September 30, 2020	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$14,410	$—	$—	$14,410
Total interest expense	1,492	—	—	1,492
Provision for loan losses	1,496	—	—	1,496
Net interest income, after provision for loan losses	11,422	—	—	11,422
Non-interest income	4,810	899	12,323	18,032
Total income	16,232	899	12,323	29,454
Depreciation and amortization expense	252	8	14	274
All other non-interest expense	13,664	627	2,067	16,358
Income before income tax	$2,316	$264	$10,242	$12,822

Goodwill	$20,499	$3,692	$—	$24,191
Assets held for sale	—	3,000	—	3,000
Total assets	$1,859,390	$8,358	$105,149	$1,972,897

Three Months Ended September 30, 2019	Wealth Management	Capital Management	Mortgage	Consolidated
Income Statement
Total interest income	$11,473	$—	$—	$11,473
Total interest expense	3,533	—	—	3,533
Provision for loan losses	100	—	—	100
Net interest income, after provision for loan losses	7,840	—	—	7,840
Non-interest income	4,714	776	3,298	8,788
Total income	12,554	776	3,298	16,628
Depreciation and amortization expense	274	22	55	351
All other non-interest expense	10,434	701	1,956	13,091
Income before income tax	$1,846	$53	$1,287	$3,186

Goodwill	$15,994	$3,692	$—	$19,686
Assets held for sale	—	3,553	—	3,553
Total assets	$1,195,340	$8,528	$68,057	$1,271,925

Nine Months Ended September 30, 2020	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$38,392	$—		$—	$38,392
Total interest expense	5,747	—		—	5,747
Provision for loan losses	3,987	—		—	3,987
Net interest income, after provision for loan losses	28,658	—		—	28,658
Non-interest income	13,710	2,492		25,024	41,226
Total income	42,368	2,492		25,024	69,884
Depreciation and amortization expense	718	52		56	826
All other non-interest expense	34,619	2,772	(1)	5,706	43,097
Income (loss) before income tax	$7,031	$(332)		$19,262	$25,961

Goodwill	$20,499	$3,692		$—	$24,191
Assets held for sale	—	3,000		—	3,000
Total assets	$1,859,390	$8,358		$105,149	$1,972,897

______________________________________

(1) Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty.

Nine Months Ended September 30, 2019	Wealth Management	Capital Management		Mortgage	Consolidated
Income Statement
Total interest income	$33,698	$—		$—	$33,698
Total interest expense	9,827	—		—	9,827
Provision for loan losses	216	—		—	216
Net interest income, after provision for loan losses	23,655	—		—	23,655
Non-interest income	13,956	2,339		8,053	24,348
Total income	37,611	2,339		8,053	48,003
Depreciation and amortization expense	902	248		197	1,347
All other non-interest expense	30,935	3,709	(1)	4,710	39,354
Income (loss) before income tax	$5,774	$(1,618)		$3,146	$7,302

Goodwill	$15,994	$3,692		$—	$19,686
Assets held for sale	—	3,553		—	3,553
Total assets	$1,195,340	$8,528		$68,057	$1,271,925

______________________________________

(1)	Includes goodwill impairment charge of $1.6 million.
(1)

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

The Bank’s capital amounts and classification is also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the nine months ended September 30, 2020, the Company made a $10.0 million capital injection into the Bank. Management believes as of September 30, 2020, the Bank meets all capital adequacy requirements to which it is subject to.

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

The actual capital ratios of the Bank, along with the applicable regulatory capital requirements as of September 30, 2020, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. At September 30, 2020, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of September 30, 2020 and December 31, 2019, the most recent filings with the FDIC categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2020, that have changed the categorization of the Bank as well capitalized. Management believes the Bank met all capital adequacy requirements to which it was subject as of September 30, 2020 and December 31, 2019.

The following presents the actual and required capital amounts and ratios as of September 30, 2020 and December 31, 2019 (in thousands):

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
September 30, 2020	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$127,441	10.28%		$74,391	6.0%			$99,188	8.0%
Consolidated	122,987	9.88		N/A	N/A			N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	127,441	10.28		55,793	4.5			80,591	6.5
Consolidated	122,987	9.88		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	139,647	11.26		99,188	8.0			123,985	10.0
Consolidated	149,753	12.03		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	127,441	7.81		65,233	4.0			81,542	5.0
Consolidated	$122,987	7.52%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1)	Does not include capital conservation buffer.

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
December 31, 2019	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%		$55,954	6.0%			$74,606	8.0%
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	99,461	10.67		41,966	4.5			60,617	6.5
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	107,509	11.53		74,606	8.0			93,257	10.0
Consolidated	120,429	12.87		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	99,461	8.09		49,166	4.0			61,458	5.0
Consolidated	$105,821	8.58%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1) Does not include capital conservation buffer.

NOTE 18 – SUBSEQUENT EVENTS

On November 3, 2020, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 400,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2020 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this “Form 10-Q”) and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to “we,” “our,” “us,” “the Company” and “First Western” refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as “the Bank” or “our Bank.”

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

From 2004, when we opened our first profit center, until September 30, 2020, we have expanded our footprint into ten full service profit centers, three loan production offices, two trust offices, and one registered investment advisor located across four states. Following the Branch Acquisition completed in the second quarter 2020, we added one full service profit center in Lone Tree, CO. During the third quarter 2020, we closed two branch locations which were acquired in the Branch Acquisition during the second quarter 2020. As of and for the nine months ended September 30, 2020, we had $1.97 billion in total assets, $69.9 million in total revenues and provided fiduciary and advisory services on $6.13 billion of assets under management (“AUM”).

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

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments (“IRLC”) and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans are primarily impacted by the amount of loans sold, the type of loans sold and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Net gain on sale of securities—proceeds from the sale of securities that exceed the Companies carrying value. Net gain on sale of securities are primarily impacted by the amount of securities sold and market conditions.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. Federal Deposit Insurance Corporation (“FDIC”) insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
●	Goodwill impairment—represents the $1.6 million goodwill impairment charge in 2019 related to the Company’s Los Angeles-based fixed income team (a component of the Company’s Capital Management segment).
●	Net loss on assets held for sale—represents the fair value adjustment on disposal groups held for sale.
●	Provision for other real estate owned—represents the fair value adjustment for other real estate owned (“OREO”).
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. In 2015, we adopted the Basel III regulatory capital framework. At September 30, 2020, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

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

Recent Events

A provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) created the Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020. As of September 30, 2020, we held 668 PPP loans for a total of $206.1 million with an average loan size of $0.3 million. As of October 16th, the Company had submitted 236 loans with original loan amounts of $85.2 million to the SBA for forgiveness and had received forgiveness on 46 loans totaling $2.1 million.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. As of September 30, 2020, the Company had entered into modification programs on one hundred loans across multiple industries in the amount of $179.0 million. Forty-four loans, in the amount of $66.7 million, were still in the modification period at September 30, 2020. The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructuring (“TDR”). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from the Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

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

During the third quarter 2020, the Company began lending under the Federal Reserve’s Main Street Lending Program (“MSLP”) to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. Further details of the MSLP are provided in Note 4 – Loans and the Allowance for Loan Losses of the accompanying Notes to the Condensed Consolidated Financial Statements.

On September 18, 2020, the Company entered into an agreement to sell its Los Angeles-based fixed income portfolio management team and certain related advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC. The sale of the Los Angeles-based fixed income team is expected to be earnings neutral to the Company, as the revenue decrease will be approximately in-line with the expected expense reduction. The sale is not expected to have an impact on First Western's bank clients, but will reduce the Company’s assets under management by approximately $300 million. The transaction is expected to close in the fourth quarter of 2020.

Results of Operations

Overview

The three months ended September 30, 2020 compared with the three months ended September 30, 2019. We reported net income available to common shareholders of $9.6 million for the three months ended September 30, 2020, compared to $2.4 million of net income available to common shareholders for the three months ended September 30, 2019, a $7.2 million, or 300.2%, increase. For the three months ended September 30, 2020, our income before income tax was $12.8 million, a $9.6 million, or 302.4%, increase from the three months ended September 30, 2019. The increase was primarily driven by a $9.0 million increase in net gain on mortgage loans and a $5.0 million increase in net interest income, offset partially by a $3.2 million increase in non-interest expense and a $1.4 million increase in provision for loan losses. The increase in net gain on mortgage loans was due to an increase in origination volume and a corresponding increase in IRLC volume and associated net gains on those IRLC, as of September 30, 2020. The increase in net interest income was due to a reduction in our average cost of funds and an increase in average loan balances. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits related to added personnel from the Branch Acquisition and an increase in incentive compensation accruals driven by the strong financial performance of the Company. The increase in provision for loan losses primarily resulted from an increase based on the additional variability surrounding the COVID-19 loan modifications, increased economic uncertainty and strong loan growth during the quarter.

The nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. We reported net income available to common shareholders of $19.7 million for the nine months ended September 30, 2020, compared to $5.4 million of net income available to common shareholders for the nine months ended September 30, 2019, a $14.2 million, or 261.6%, increase. For the nine months ended September 30, 2020, our income before income tax was $26.0 million, an $18.7 million, or 255.5%, increase from the nine months ended September 30, 2019. The increase was primarily driven by a $16.9 million increase in net gain on mortgage loans, an $8.8 million increase in net interest income, offset partially by a $3.2 million increase in non-interest expense and a $3.8 million increase in provision for loan losses. The increase in net gain on mortgage loans was due to an increase in origination volume and a corresponding increase in IRLC volume and associated net gains on those IRLC, as of September 30, 2020. The increase in net interest income was due to a reduction in our average cost of funds and an increase in average loan balances. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits related to added personnel from the Branch Acquisition and an increase in incentive compensation accruals driven by the strong financial performance of the Company. The increase in provision for loan losses primarily resulted from an increase based on the additional variability surrounding the COVID-19 loan modifications, increased economic uncertainty and strong loan growth during the quarter.

Net Interest Income

The three months ended September 30, 2020 compared with the three months ended September 30, 2019. For the three months ended September 30, 2020, net interest income, before the provision for loan losses, was $12.9 million, an increase of $5.0 million, or 62.7%, compared to the three months ended September 30, 2019. This increase was partially attributable to a $525.6 million increase in average outstanding loan balances compared to September 30, 2019, along with a decrease in our cost of funds to 0.35% from 1.33%. For the three months ended September 30, 2020, our net interest margin was 3.07% and our net interest spread was 2.96%. For the three months ended September 30, 2019, our net interest margin was 2.95% and our net interest spread was 2.58%.

The nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net interest income, before the provision for loan losses, was $32.6 million, an increase of $8.8 million, or 36.8%, compared to the nine months ended September 30, 2019. This increase was partially attributable to a $321.9 million increase in average outstanding loan balances compared to September 30, 2019, along with a decrease in our cost of funds to 0.55% from 1.28%. For the nine months ended September 30, 2020, our net interest margin was 3.10% and our net interest spread was 2.91%. For the nine months ended September 30, 2019, our net interest margin was 3.03% and our net interest spread was 2.63%.

The increase in average loans outstanding for the three and nine months ended September 30, 2020 compared to the same periods in 2019 was due to three primary factors: organic growth, PPP loan originations and the Branch Acquisition. PPP loan originations contributed $0.7 million and $1.3 million, respectively, to net interest income for the three and nine months ended September 30, 2020. The increase in interest income on our loan portfolio due to an increase in average loans outstanding was partially offset by lower average loan yields. Loan yields were 3.87% for the three months ended September 30, 2020, compared to 4.55% for the three months ended September 30, 2019. The reduction in loan yields was driven by two primary factors: a lower interest rate environment and PPP Loan originations.  Average loan yields were negatively impacted by 31 basis points as a result of PPP loan originations during the three months ended September 30, 2020.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average yield for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Our average yield on available-for-sale securities during the three and nine months ended September 30, 2020 was 1.71% and 1.92%, a 72 and 55 basis point decrease, compared to the same periods in 2019. Our average available-for-sale securities balance during the three and nine months ended September 30, 2020 was $40.5 million and $48.1 million, a decrease of $10.8 million and $3.4 million, respectively, compared to the same periods in 2019.

Interest expense on deposits decreased during the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease was driven primarily by a 100 and 73 basis point decline in cost of deposits for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease in cost of deposits was driven by a reduction in deposit rates consistent with the lower interest rate environment. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $218.8 million and $159.1 million, for the three and nine months ended September 30, 2020, compared to the same periods in 2019.

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

	As of and For the Three Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$178,756	$99	0.22%	$88,782	$489	2.20%
Available-for-sale securities(2)	40,528	173	1.71	51,368	312	2.43
Loans(3)	1,462,872	14,138	3.87	937,260	10,672	4.55
Interest-earning assets(4)	1,682,156	14,410	3.43	1,077,410	11,473	4.26
Mortgage loans held for sale(5)	94,714	643	2.72	52,546	454	3.46
Total interest-earning assets, plus mortgage loans held for sale	$1,776,870	$15,053	3.39%	$1,129,956	$11,927	4.22%
Allowance for loan losses	(10,965)			(7,584)
Noninterest-earning assets	101,874			81,171
Total assets	$1,867,779			$1,203,543
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,045,321	$1,067	0.41%	$826,490	$3,363	1.63%
Federal Home Loan Bank Topeka and Federal Reserve borrowings	222,225	204	0.37	10,567	51	1.93
Subordinated notes	14,445	221	6.12	6,560	119	7.26
Total interest-bearing liabilities	$1,281,991	$1,492	0.47%	$843,617	$3,533	1.68%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	417,502			215,721
Other liabilities	22,564			19,881
Total noninterest-bearing liabilities	$440,066			$235,602
Total shareholders’ equity	145,722			124,324
Total liabilities and shareholders’ equity	$1,867,779			$1,203,543
Net interest rate spread(6)			2.96%			2.58%
Net interest income(7)		$12,918			$7,940
Net interest margin(8)			3.07%			2.95%

	As of and For the Nine Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$108,010	$358	0.44%	$71,799	$1,254	2.33%
Available-for-sale securities(2)	48,117	692	1.92	51,565	954	2.47
Loans(3)	1,250,052	37,342	3.98	928,112	31,490	4.52
Interest-earning assets(4)	1,406,179	38,392	3.64	1,051,476	33,698	4.27
Mortgage loans held for sale(5)	67,010	1,519	3.02	32,569	872	3.57
Total interest-earning assets, plus mortgage loans held for sale	$1,473,189	$39,911	3.61%	$1,084,045	$34,570	4.25%
Allowance for loan losses	(9,230)			(7,599)
Noninterest-earning assets	91,924			86,047
Total assets	$1,555,883			$1,162,493
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$935,689	$4,779	0.68%	$776,575	$9,268	1.59%
Federal Home Loan Bank Topeka and Federal Reserve borrowings	99,379	384	0.52	12,964	202	2.08
Subordinated notes	12,256	584	6.35	6,560	357	7.26
Total interest-bearing liabilities	$1,047,324	$5,747	0.73%	$796,099	$9,827	1.65%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	350,475			225,512
Other liabilities	20,426			19,376
Total noninterest-bearing liabilities	$370,901			$244,888
Shareholders’ equity	137,658			121,506
Total liabilities and shareholders’ equity	$1,555,883			$1,162,493
Net interest rate spread(6)			2.91%			2.63%
Net interest income(7)		$32,645			$23,871
Net interest margin(8)			3.10%			3.03%

_____________________________________________________________

(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available-for-sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)	Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line in the condensed consolidated statements of income. These balances are excluded from the margin calculations in these tables.
(6)	Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)	Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held for sale, and expense paid on interest-bearing liabilities.
(8)	Net interest margin is equal to net interest income divided by average interest-earning assets (excluding mortgage loans held for sale).

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

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared to 2019			Compared to 2019
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$50	$(440)	$(390)	$120	$(1,016)	$(896)
Available-for-sale securities	(46)	(93)	(139)	(50)	(212)	(262)
Loans	5,080	(1,614)	3,466	9,617	(3,765)	5,852
Total increase (decrease) in interest income	$5,084	$(2,147)	$2,937	$9,687	$(4,993)	$4,694
Interest-bearing liabilities:
Interest-bearing deposits	223	(2,519)	(2,296)	813	(5,302)	(4,489)
Federal Home Loan Bank Topeka and Federal Reserve borrowings	194	(41)	153	333	(151)	182
Subordinated notes	121	(19)	102	272	(45)	227
Total increase (decrease) in interest expense	$538	$(2,579)	$(2,041)	$1,418	$(5,498)	$(4,080)
Increase in net interest income	$4,546	$432	$4,978	$8,269	$505	$8,774

Non-Interest Income

The three months ended September 30, 2020 compared with the three months ended September 30, 2019. For the three months ended September 30, 2020 compared with the three months ended September 30, 2019, non-interest income increased $9.2 million, or 105.2%, to $18.0 million. The increase in non-interest income during the three months ended September 30, 2020 was primarily a result of a $9.0 million increase in net gain on mortgage loans, compared to the same period in 2019.

The nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. For the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019, non-interest income increased $16.9 million, or 69.3%, to $41.2 million. The increase in non-interest income during the nine months ended September 30, 2020 was primarily a result of a $16.9 million increase in net gain on mortgage loans, compared to the same period in 2019.

The table below presents the significant categories of our non-interest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$4,814	$4,824	$(10)	(0.2)%
Net gain on mortgage loans	12,304	3,291	9,013	273.9
Banking fees	340	283	57	20.1
Risk management and insurance fees	483	176	307	174.4
Net gain on sale of securities	—	119	(119)	*
Income on company-owned life insurance	91	95	(4)	(4.2)
Total non-interest income	$18,032	$8,788	$9,244	105.2%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$14,154	$14,186	$(32)	(0.2)%
Net gain on mortgage loans	24,958	8,009	16,949	211.6
Bank fees	929	912	17	1.9
Risk management and insurance fees	912	838	74	8.8
Net gain on sale of securities	—	119	(119)	*
Income on company-owned life insurance	273	284	(11)	(3.9)
Total non-interest income	$41,226	$24,348	$16,878	69.3%

________________________________________

* Not meaningful

Trust and investment management fees—For the three and nine months ended September 30, 2020 compared to the same periods in 2019, our trust and investment management fees remained relatively unchanged.

Net gain on mortgage loans—For the three months ended September 30, 2020 compared to the same period in 2019, our net gain on mortgage loans increased by $9.0 million, or 273.9%, to $12.3 million. For the three months ended September 30, 2020 and 2019, our origination volume was $376.3 million and $214.5 million, respectively, and a corresponding increase in IRLC volume and associated net gains on those IRLC, as of September 30, 2020. For the nine months ended September 30, 2020 compared to the same period in 2019, our net gain on mortgage loans increased by $16.9 million, or 211.6%, to $25.0 million. For the nine months ended September 30, 2020 and 2019, our origination volume was $917.5 million and $442.8 million, respectively, and a corresponding increase in IRLC volume and associated net gains on those IRLC, as of September 30, 2020. The net gain on mortgage loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three and nine month period was primarily related to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint and management’s commitment and ability to capitalize on the mortgage environment.

Bank fees— For the three and nine months ended September 30, 2020 compared to the same periods in 2019, our bank fees remained relatively unchanged.

Risk management and insurance fees—Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. During the three months ended September 30, 2020 and 2019, the Company recognized $0.5 million and $0.2 million of risk management fees. For the nine months ended September 30, 2020, we recognized $0.9 million of risk management fees as compared to $0.8 million for the same period in 2019. The change in revenue is primarily attributable to the average size of client policies placed and will fluctuate from period to period.

Net gain on sale of securities—For the three and nine months ended September 30, 2020 the Company did not sell securities. For the three and nine months ended September 30, 2019 the Company recognized a net gain on sale of securities of $0.1 million.

Provision for Loan Losses

For the three months ended September 30, 2020, we recorded $1.5 million of provision for loan losses, primarily based on the additional variability surrounding the loan modifications in place during the quarter and increased economic uncertainty related to the impact of the COVID-19 pandemic. We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the nine months ended September 30, 2020, we recorded $4.0 million of provision for loan losses, primarily resulting from an increase based on the additional variability surrounding the loan modifications made during the second quarter along with increased economic uncertainty related to the impact of the COVID-19 pandemic and overall loan growth.

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

Non-Interest Expense

The table below presents the significant categories of our non-interest expense for the periods noted:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$10,212	$8,504	$1,708	20.1%
Occupancy and equipment	1,619	1,388	231	16.6
Professional services	1,288	745	543	72.9
Technology and information systems	1,032	961	71	7.4
Data processing	1,038	854	184	21.5
Marketing	395	272	123	45.2
Amortization of other intangible assets	4	52	(48)	(92.3)
Provision for other real estate owned	100	—	100	*
Other	944	666	278	41.7
Total non-interest expense	$16,632	$13,442	$3,190	23.7%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$25,384	$23,821	$1,563	6.6%
Occupancy and equipment	4,574	4,193	381	9.1
Professional services	3,542	2,557	985	38.5
Technology and information systems	2,994	3,046	(52)	(1.7)
Data processing	2,922	2,282	640	28.0
Marketing	1,063	991	72	7.3
Amortization of other intangible assets	44	366	(322)	(88.0)
Goodwill impairment	—	1,572	(1,572)	(100.0)
Net loss on assets held for sale	553	—	553	*
Provision for other real estate owned	100	—	100	*
Other	2,747	1,873	874	46.7
Total non-interest expense	$43,923	$40,701	$3,222	7.9%

________________________________________

* Not meaningful

The increase in non-interest expense of 23.7% to $16.6 million for the three months ended September 30, 2020 was primarily due to a $1.7 million increase in salaries and employee benefits. The increase in salaries and employee benefits was primarily due to an increase in salaries and employee benefits related to added personnel from the Branch Acquisition and an increase in incentive compensation accruals driven by the strong financial performance of the Company. The increase in non-interest expense of 7.9% to $43.9 million for the nine months ended September 30, 2020 was primarily due to an increase in salaries and employee benefits, professional services and data processing. The increase in salaries and employee benefits was primarily due to added personnel from the Branch Acquisition and an increase in incentive compensation accruals driven by the strong financial performance of the Company, offset partially by an increase in deferred compensation related to PPP loan originations. The increase in professional services and data processing was driven by the Branch Acquisition and organic growth in our business. The increase in salaries and employee benefits, professional services and data processing was partially offset by a reduction due to the impact of a $1.6 million goodwill impairment charge related to Capital Management in the nine months ended September 30, 2019.

Income Tax

The Company recorded an income tax provision of $3.2 million and $0.8 million, respectively, for the three months ended September 30, 2020 and 2019, reflecting an effective tax rate of 24.9% and 24.5%, respectively. The increase in effective tax rate was primarily attributable to adjustments related to the vesting of restricted stock awards. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $6.3 million and $1.9 million reflecting an effective tax rate of 24.3% and 25.5%, respectively. The decline in effective tax rate was primarily attributable to tax-planning strategies driven by the impact of research and development tax credits and deferred tax adjustments related to the vesting of Restricted Stock Units during 2019.

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

The following table presents key metrics related to our segments:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$16,232	$899	$12,323	$29,454	$42,368	$2,492	$25,024	$69,884
Income (loss) before taxes	$2,316	$264	$10,242	$12,822	$7,031	$(332)	$19,262	$25,961
Profit margin	14.3%	29.4%	83.1%	43.5%	16.6%	(13.3)%	77.0%	37.1%

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Wealth	Capital			Wealth	Capital
(Dollars in thousands)	Management	Management	Mortgage	Consolidated	Management	Management	Mortgage	Consolidated
Income(1)	$12,554	$776	$3,298	$16,628	$37,611	$2,339	$8,053	$48,003
Income (loss) before taxes	$1,846	$53	$1,287	$3,186	$5,774	$(1,618)	$3,146	$7,302
Profit margin	14.7%	6.8%	39.0%	19.2%	15.4%	(69.2)%	39.1%	15.2%

________________________________________

(1)	Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$14,410	$11,473	$2,937	25.6%
Total interest expense	1,492	3,533	(2,041)	(57.8)
Provision for loan losses	1,496	100	1,396	1,396.0
Net interest income, after provision for loan losses	11,422	7,840	3,582	45.7
Non-interest income	4,810	4,714	96	2.0
Total income	16,232	12,554	3,678	29.3
Depreciation and amortization expense	252	274	(22)	(8.0)
All other non-interest expense	13,664	10,434	3,230	31.0
Income before income tax	$2,316	$1,846	$470	25.5%
Goodwill	$20,499	$15,994	$4,505	28.2%
Total assets	$1,859,390	$1,195,340	$664,050	55.6%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$38,392	$33,698	$4,694	13.9%
Total interest expense	5,747	9,827	(4,080)	(41.5)
Provision for loan losses	3,987	216	3,771	1,745.8
Net interest income, after provision for loan losses	28,658	23,655	5,003	21.1
Non-interest income	13,710	13,956	(246)	(1.8)
Total income	42,368	37,611	4,757	12.6
Depreciation and amortization expense	718	902	(184)	(20.4)
All other non-interest expense	34,619	30,935	3,684	11.9
Income before income tax	$7,031	$5,774	$1,257	21.8%
Goodwill	$20,499	$15,994	$4,505	28.2%
Total assets	$1,859,390	$1,195,340	$664,050	55.6%

The Wealth Management segment reported income before income tax of $2.3 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, compared to $1.8 million and $5.8 million for the same period in 2019. The increase for the three and nine month period is primarily driven by an increase in average outstanding loan balances and a decrease in the cost of funds, offset partially by increasing provision for loan losses and non-interest expense. During three and nine months ended September 30, 2020 average loans increased $525.6 million and $321.9 million and the cost of funds decreased to 0.35% from 1.33% and to 0.55% from 1.28% compared to the same periods in 2019.

Capital Management

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2020		2019		$ Change	% Change
Total interest income	$—		$—		$—	—%
Total interest expense	—		—		—	—
Provision for loan losses	—		—		—	—
Net interest income, after provision for loan losses	—		—		—	—
Non-interest income	899		776		123	15.9
Total income	899		776		123	15.9
Depreciation and amortization expense	8		22		(14)	(63.9)
All other non-interest expense	627		701		(74)	(10.5)
Income before income tax	$264		$53		$211	398.1%
Goodwill	$3,692		$3,692		$—	—%
Assets held for sale	3,000		3,553		(553)	(15.6)
Total assets	$8,358		$8,528		$(170)	(2.0)%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2020		2019		$ Change	% Change
Total interest income	$—		$—		$—	—%
Total interest expense	—		—		—	—
Provision for loan losses	—		—		—	—
Net interest income, after provision for loan losses	—		—		—	—
Non-interest income	2,492		2,339		153	6.5
Total income	2,492		2,339		153	6.5
Depreciation and amortization expense	52		248		(196)	(79.0)
All other non-interest expense	2,772	(1)	3,709	(2)	(937)	(25.3)
Loss before income tax	$(332)		$(1,618)		$1,286	(79.5)%
Goodwill	$3,692		$3,692		$—	—%
Assets held for sale	3,000		3,553		(553)	(15.6)
Total assets	$8,358		$8,528		$(170)	(2.0)%

________________________________________

(1) Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty.

(2) Includes goodwill impairment charge of $1.6 million.

The Capital Management segment reported income before income tax of $0.3 million and a loss of $0.3 million for three and nine months ended September 30, 2020, compared to income of $0.1 million and a loss $1.6 million for the same periods in 2019. Income before income tax for the nine months ended September 30, 2020 was negatively impacted by a $0.6 million loss on assets held for sale and a $0.2 million SEC penalty. Income before income tax for the nine months ended September 30, 2019 was negatively impacted by a $1.6 million goodwill impairment charge.

Mortgage

	As of and For the Three Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	12,323	3,298	9,025	273.7
Total income	12,323	3,298	9,025	273.7
Depreciation and amortization expense	14	55	(41)	(74.5)
All other non-interest expense	2,067	1,956	111	5.7
Income before income tax	$10,242	$1,287	$8,955	695.8%
Total assets	$105,149	$68,057	$37,092	54.5%

	As of and For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	25,024	8,053	16,971	210.7
Total income	25,024	8,053	16,971	210.7
Depreciation and amortization expense	56	197	(141)	(71.6)
All other non-interest expense	5,706	4,710	996	21.1
Income before income tax	$19,262	$3,146	$16,116	512.3%
Total assets	$105,149	$68,057	$37,092	54.5%

The Mortgage segment reported income before income tax of $10.2 million and $19.3 million for the three and nine months ended September 30, 2020, compared to $1.3 million and $3.1 million, for the same periods in 2019. The overall increase in non-interest income was primarily related to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint and management’s commitment and ability to capitalize on the mortgage environment. For the three months ended September 30, 2020 and 2019, our origination volume was $376.3 million and $214.5 million, respectively. For the nine months ended September 30, 2020 and 2019, our origination volume was $917.5 million and $442.8 million, respectively, and a corresponding increase in IRLC volume and associated net gains on those IRLC, as of September 30, 2020.

Financial Condition

The table below presents our condensed consolidated balance sheets as of the dates presented:

	September 30,	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$250,358	$78,638	$171,720	218.4%
Investments	40,654	58,903	(18,249)	(31.0)
Loans	1,506,076	998,007	508,069	50.9
Allowance for loan losses	(11,845)	(7,875)	(3,970)	50.4
Loans, net of allowance	1,494,231	990,132	504,099	50.9
Mortgage loans held for sale	89,872	48,312	41,560	86.0
Goodwill & other intangible assets, net	24,263	19,714	4,549	23.1
Company-owned life insurance	15,359	15,086	273	1.8
Other assets	55,160	37,344	17,816	47.7
Assets held for sale	3,000	3,553	(553)	(15.6)
Total assets	$1,972,897	$1,251,682	$721,215	57.6%
Deposits	$1,563,672	$1,086,784	$476,888	43.9%
Borrowings	236,522	16,560	219,962	1,328.3
Other liabilities	22,986	20,543	2,443	11.9
Liabilities held for sale	141	117	24	20.5
Total liabilities	1,823,321	1,124,004	699,317	62.2
Total shareholders’ equity	149,576	127,678	21,898	17.2
Total liabilities and shareholders’ equity	$1,972,897	$1,251,682	$721,215	57.6%

Cash and cash equivalents increased by $171.7 million, or 218.4%, to $250.4 million at September 30, 2020 compared to December 31, 2019. The increase in liquidity was driven by organic growth in deposits related to new client relationships, in addition to increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth. During the same period, investments decreased by $18.2 million, or 31.0%, to $40.7 million at September 30, 2020.

Total loans increased by $508.1 million, or 50.9%, to $1.51 billion at September 30, 2020 compared to December 31, 2019. The increase was driven by three primary factors: organic growth, PPP loan originations and the Branch Acquisition. We experienced growth in our all major loan categories with the largest growth coming in the Cash, Securities and Other category that includes $206.1 million in PPP loans.

Mortgage loans held for sale increased $41.6 million, or 86.0%, to $89.9 million at September 30, 2020 compared to December 31, 2019. This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net, increased by $4.5 million, or 23.1% to $24.3 million at September 30, 2020 compared to December 31, 2019. The increase was driven by the recording of $4.5 million in goodwill and $0.1 million of core deposit intangibles related to the Branch Acquisition.

Other assets increased by $17.8 million, or 47.7%, to $55.2 million at September 30, 2020 compared to December 31, 2019. This was primarily related to a $10.5 million increase in balances related to unfunded mortgage IRLC, a $3.7 million increase in accrued interest receivable as a result of payment moratoriums related to loan modifications, a $1.7 million increase in mortgage hedge collateral and a $1.4 million increase in deferred tax assets. Unfunded mortgage IRLC volume directly corresponds to the increase in mortgage origination volume.

Total deposits increased $476.9 million, or 43.9%, to $1.56 billion at September 30, 2020 compared to December 31, 2019. The increase in total deposits from December 31, 2019 was attributable to organic growth and the Branch Acquisition. We experienced growth in our all major deposit categories with the largest increases coming from non-interest bearing accounts and money market deposit accounts.

Total interest-bearing deposits increased $244.0 million, or 28.8%, to $1.09 billion and noninterest-bearing deposits increased $232.9 million, or 97.0%, to $473.0 million during this period. Money market deposit accounts increased $190.1 million, or 30.9%, to $805.6 million at September 30, 2020 compared to December 31, 2019. Time deposit accounts increased $42.5 million, or 31.5%, from December 31, 2019 to $177.4 million at September 30, 2020. Negotiable order of withdrawal, or NOW accounts, increased $9.8 million, or 10.6%, to $101.7 million from December 31, 2019 to September 30, 2020.

Total borrowings increased $220.0 million, or 1,328.3%, to $236.5 million at September 30, 2020 compared to December 31, 2019. The increase is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve in the amount of $204.3 million. Borrowing from this facility is expected to match fund the balances of PPP loans.

Total shareholders’ equity increased $21.9 million, or 17.2%, from December 31, 2019 to $149.6 million at September 30, 2020. The increase is primarily due to an increase in net income.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2020	2019	2020	2019
Managed Trust Balance at Beginning of Period	$1,520	$1,670	$1,750	$1,380
New relationships	—	2	13	43
Closed relationships	(1)	(1)	(12)	(2)
Contributions	11	4	75	14
Withdrawals	(10)	(12)	(110)	(100)
Market change, net	140	119	(56)	447
Ending Balance	$1,660	$1,782	$1,660	$1,782
Yield*	0.19%	0.17%	0.19%	0.16%

Directed Trust Balance at Beginning of Period	$883	$931	$989	$789
New relationships	9	4	14	132
Closed relationships	—	—	(5)	—
Contributions	9	2	33	31
Withdrawals	(21)	(4)	(91)	(45)
Market change, net	28	13	(32)	39
Ending Balance	$908	$946	$908	$946
Yield*	0.08%	0.07%	0.08%	0.07%

Investment Agency Balance at Beginning of Period	$1,956	$1,911	$2,009	$1,846
New relationships	18	13	97	44
Closed relationships	(2)	—	(11)	(56)
Contributions	71	37	178	110
Withdrawals	(45)	(64)	(174)	(210)
Market change, net	41	23	(60)	186
Ending Balance	$2,039	$1,920	$2,039	$1,920
Yield*	0.67%	0.69%	0.65%	0.68%

Custody Balance at Beginning of Period	$474	$460	$452	$356
New relationships	7	1	7	11
Closed relationships	—	—	(2)	(2)
Contributions	2	3	78	80
Withdrawals	(57)	(5)	(72)	(51)
Market change, net	36	12	(1)	77
Ending Balance	$462	$471	$462	$471
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$919	$997	$988	$864
New relationships	8	—	12	6
Closed relationships	(2)	(6)	(46)	(26)
Contributions	41	—	101	60
Withdrawals	(20)	2	(61)	(44)
Market change, net	116	3	68	136
Ending Balance(1)	$1,062	$996	$1,062	$996
Yield*	0.14%	0.21%	0.15%	0.22%

Total Assets Under Management at Beginning of Period	$5,752	$5,969	$6,188	$5,235
New relationships	42	20	143	236
Closed relationships	(5)	(7)	(76)	(86)
Contributions	134	46	465	295
Withdrawals	(153)	(83)	(508)	(450)
Market change, net	361	170	(81)	885
Total Assets Under Management	$6,131	$6,115	$6,131	$6,115
Yield*	0.31%	0.32%	0.31%	0.31%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM shown is one period in arrears

The three months ended September 30, 2020 compared with the three months ended September 30, 2019. Assets under management increased $379.0 million and $146.0 million, or 6.6% and 2.4%, for the three months ended September 30, 2020 and 2019, respectively. The increase during the three months ended September 30, 2020 was primarily related to market gains. Yield on the overall portfolio for the three months ended September 30, 2020 compared to September 30, 2019 remained relatively flat.

The nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. Assets under management decreased $57.0 million and increased $880.0 million, or a decrease of 0.9% and an increase of 16.8%, for the nine months ended September 30, 2020 and 2019, respectively. The increase during the nine months ended September 30, 2019 was primarily related to an increase in market valuations and net new relationships. Yield on the overall portfolio for the nine months ended September 30, 2020 compared to September 30, 2019 remained relatively flat.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of September 30, 2020:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$6	$—	$256
Corporate bonds	2,000	48	—	2,048
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	28,844	944	—	29,788
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	2,626	90	—	2,716
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	5,826	93	(73)	5,846
Total securities available-for-sale	$39,546	$1,181	$(73)	$40,654

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage -backed securities—residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities—residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

The following tables represent the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers have the right to call or prepay obligations without penalties. Our investments are taxable securities. Weighted average yields are not presented on a taxable equivalent basis. Securities not due at a single maturity date are included as after ten years.

	Maturity as of September 30, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.02%	$—	—%	$—	—%
Corporate Bonds	—	—	—	—	—	—	2,000	0.25
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	28,844	1.73
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	2,626	0.18
Corporate CMO and MBS	—	—	—	—	45	—	5,781	0.44
Total available-for-sale	$—	—%	$250	0.02%	$45	—%	$39,251	2.60%

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	45,490	2.28
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	2,935	0.14
Corporate CMO and MBS	—	—	—	—	52	—	10,373	0.66
Total available-for-sale	$—	—%	$250	0.01%	$52	—%	$58,798	3.08%

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2020 and December 31, 2019, we had mortgage loans held for sale of $89.9 million and $48.3 million, respectively, in residential mortgage loans we originated.

As of September 30, 2020, loans, net of deferred costs (fees) and unamortized premiums/ (unaccreted discounts) includes period end balances of $193.2 million added through PPP loans originated internally along with  $124.7 million, including PPP loans acquired, related to performing loans acquired in the Branch Acquisition. See Note 2 - Acquisitions of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

As of September 30, 2020, the Company has $2.1 million in remaining fees to be recognized related to PPP. This is the net amount of the fees from the SBA for participation in PPP less the loan origination fees on these loans. The current amortization of this income is being recognized over a two-year period, however we expect much of that income to be recognized in the second half of 2020 as the borrowers are granted forgiveness. As of October 16, 2020, the Company had submitted to the SBA for forgiveness on 236 loans with original loan amounts of $85.2 million and had received forgiveness on 46 loans totaling $2.1 million.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	September 30,		December 31,
	2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$371,481	24.6%	$146,701	14.7%
Construction and Development	105,717	7.0	28,120	2.8
1-4 Family Residential	446,959	29.7	400,134	40.2
Non-Owner Occupied Commercial Real Estate ("CRE")	243,564	16.2	165,179	16.6
Owner Occupied CRE	154,138	10.2	127,968	12.8
Commercial and Industrial	185,625	12.3	128,457	12.9
Total loans held for investment(1)	$1,507,484	100.0%	$996,559	100.0%
Mortgage loans held for sale	$89,872		$48,312

________________________________________

(1)	Loans held for investment exclude deferred costs (fees) and unamortized premiums/ (unaccreted discounts), net of $ (1.4) million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.
●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of September 30, 2020.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans and industrial loans not secured by real estate, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. Also, this category includes MSLP loans as of September 30, 2020.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred costs (fees) and unamortized premiums/ (unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of September 30, 2020
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$54,451	$304,824	$12,206	$371,481
Construction and Development	71,688	32,511	1,518	105,717
1-4 Family Residential	44,560	85,738	316,661	446,959
Non-Owner Occupied CRE	6,852	156,920	79,792	243,564
Owner Occupied CRE	8,252	43,226	102,660	154,138
Commercial and Industrial	55,160	103,191	27,274	185,625
Total loans	$240,963	$726,410	$540,111	$1,507,484
Amounts with fixed rates	$79,503	$504,454	$222,934	$806,891
Amounts with floating rates	161,460	221,956	317,177	700,593
Total loans	$240,963	$726,410	$540,111	$1,507,484

	As of December 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$66,634	$68,326	$11,741	$146,701
Construction and Development	9,126	16,953	2,041	28,120
1-4 Family Residential	32,300	96,886	270,948	400,134
Non-Owner Occupied CRE	13,286	113,457	38,436	165,179
Owner Occupied CRE	9,540	32,861	85,567	127,968
Commercial and Industrial	37,341	78,022	13,094	128,457
Total loans	$168,227	$406,505	$421,827	$996,559
Amounts with fixed rates	$58,289	$251,378	$128,452	$438,119
Amounts with floating rates	109,938	155,127	293,375	558,440
Total loans	$168,227	$406,505	$421,827	$996,559

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

As of September 30, 2020, the Company’s loans include forty-four modified loans, including acquired loans, across multiple industries in the amount of $66.7 million, representing 4.43% of total loans.

The following presents loans modifications as a result of COVID-19 as of September 30, 2020 (dollars in thousands):

	Total Loans	# of Loans Modified	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$371,481	1	$1,496	0.40%
Construction and Development	105,717	—	—	—
1-4 Family Residential	446,959	6	4,441	0.99
Non-Owner Occupied CRE	243,564	22	38,229	15.70
Owner Occupied CRE	154,138	10	17,524	11.37
Commercial and Industrial	185,625	5	5,048	2.72
Total Loans	$1,507,484	44	$66,738	4.43%

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. As of September 30, 2020, we incurred $0.1 million in losses as a result of sales contracts in place which were lower than the carrying value.

The amount of lost interest for non-accrual loans was an immaterial amount for the three months ended September 30, 2020 and $0.1 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the amount of lost interest for non-accrual loans was $0.2 million and $0.3 million, respectively.

We had $10.4 million in non-performing assets as of September 30, 2020 compared to $12.9 million as of December 31, 2019. The $2.5 million decrease in our non-performing assets was primarily related to principal paydowns received on a Cash, Securities, and Other loan for $2.7 million, and $0.7 million on a Commercial and Industrial loan. This was slightly offset by draws of $1.1 million on a Commercial and Industrial loan.

The following table presents information regarding non-performing loans as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Non-accrual loans by category (1)
Cash, Securities and Other	$66	$2,803
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	3,679	4,412
Total non-accrual loans	3,745	7,215
TDRs still accruing	6,136	5,055
Accruing loans 90 or more days past due	—	—
Total non-performing loans	9,881	12,270
OREO	558	658
Total non-performing assets	$10,439	$12,928
Ratio of non-performing loans to total loans(2)	0.66%	1.23%
Ratio of non-performing assets to total assets	0.53	1.03
Allowance as a percentage of non-performing loans	119.88%	64.18%

________________________________________

(1)	As of September 30, 2020 one immaterial non-accrual loan was not also classified as a TDR. As of December 30, 2019 all non-accrual loans were also classified as TDRs. See Note 4 – Loans and the Allowance for Loan Losses to the consolidated financial statements.
(2)	Excludes mortgage loans held for sale of $89.9 million and $48.3 million as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019 non-performing loans of $9.9 million and $12.3 million were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of September 30, 2020				As of December 31, 2019
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$371,415	$—	$66	$371,481	$143,898	$—	$2,803	$146,701
Construction and Development	105,717	—	—	105,717	28,120	—	—	28,120
1-4 Family Residential	442,076	—	4,883	446,959	395,224	—	4,910	400,134
Non-Owner Occupied CRE	232,010	11,554	—	243,564	164,021	1,158	—	165,179
Owner Occupied CRE	153,656	482	—	154,138	127,968	—	—	127,968
Commercial and Industrial	173,061	—	12,564	185,625	114,241	—	14,216	128,457
Total	$1,477,935	$12,036	$17,513	$1,507,484	$973,472	$1,158	$21,929	$996,559

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the third quarter of 2020, the Company continued to increase its allowance to account for the additional variability surrounding the loan modifications made during the quarter and increased economic uncertainty related to the COVID-19 pandemic. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance is adequate as of September 30, 2020.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Average loans outstanding(1)(2)	$1,462,872	$937,260	$1,250,052	$928,112
Gross loans outstanding at end of period(3)	$1,506,076	$926,586	$1,506,076	$926,586
Allowance for loan losses at beginning of period	$10,354	$7,575	$7,875	$7,451
Provision for loan losses	1,496	100	3,987	216
Charge-offs:
Cash, Securities and Other	6	—	30	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	6	—	30	—
Recoveries:
Cash, Securities and Other	1	—	13	8
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	1	—	13	8
Net charge-offs (recoveries)	5	—	17	(8)
Allowance for loan losses at end of period	$11,845	$7,675	$11,845	$7,675
Ratio of allowance to end of period loans(4)	0.79%	0.83%	0.79%	0.83%
Ratio of net charge-offs to average loans(1)	—%	—%	—%	—%

________________________________________

(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $94.7 million and $52.5 million for the three months ended September 30, 2020 and 2019 and $67.0 million and $32.6 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)	Excludes mortgage loans held for sale of $89.9 million and $69.2 million as of September 30, 2020 and 2019, respectively, and includes deferred costs (fees) and unamortized premiums/ (unaccreted discounts).
(4)	End of period loans at September 30, 2020 include $124.7 million in acquired loans and $193.2 million in bank originated PPP loans, excluding these loans would result in an increase of the ratio for the three months ended September 30, 2020.

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

	As of September 30,		As of December 31,
	2020		2019
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,612	24.6%	$1,058	14.7%
Construction and development	733	7.0	200	2.8
1-4 Family Residential	3,100	29.7	2,850	40.2
Non-Owner Occupied CRE	1,690	16.2	1,176	16.6
Owner Occupied CRE	1,069	10.2	911	12.8
Commercial and Industrial	2,641	12.3	1,680	12.9
Total allowance for loan losses	$11,845	100.0%	$7,875	100.0%

________________________________________

(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes as opposed to tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets, net at September 30, 2020 increased $1.4 million from December 31, 2019 primarily attributable to increased deferred loan origination fees primarily driven by loan growth and $4.0 million of provision expense during the nine months ended September 30, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $476.9 million, or 43.9%, to $1.56 billion at September 30, 2020 from December 31, 2019. Total average deposits for the three months ended September 30, 2020 were $1.46 billion, an increase of $420.6 million, or 40.4%, compared to $1.04 billion as of September 30, 2019. The increase in total deposits from December 31, 2019 was attributable to organic growth and the Branch Acquisition. See Note 2 - Acquisitions of the accompanying Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Three Month Period Ending September 30,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$774,615	0.28%	$562,155	1.67%
Demand deposit accounts	95,000	0.23	87,434	0.43
Certificates and other time deposits > $250k	69,821	1.66	70,797	2.12
Certificates and other time deposits < $250k	99,481	0.73	103,255	2.13
Total time deposits	169,302	1.11	174,052	2.13
Savings accounts	6,404	0.04	2,849	0.28
Total interest-bearing deposits	1,045,321	0.41	826,490	1.63
Noninterest-bearing accounts	417,502		215,721
Total deposits	$1,462,823	0.29%	$1,042,211	1.29%

	As of and For the Nine Month Period Ending September 30,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$689,911	0.53%	$526,103	1.66%
Negotiable order of withdrawal accounts	88,852	0.27	72,734	0.33
Certificates and other time deposits > $250k	58,839	1.92	72,632	1.98
Certificates and other time deposits < $250k	92,661	1.43	102,439	1.89
Total time deposits	151,500	1.62	175,071	1.93
Savings accounts	5,426	0.09	2,667	0.15
Total interest-bearing deposits	935,689	0.68	776,575	1.59
Noninterest-bearing accounts	350,475		225,512
Total deposits	$1,286,164	0.50%	$1,002,087	1.23%

Average noninterest-bearing deposits to average total deposits was 28.5% and 20.7% for the three months ended September 30, 2020 and 2019, and 27.3% and 22.5% for the nine months ended September 30, 2020 and 2019, respectively.

Our average cost of funds was 0.35% and 1.33% during the three months ended September 30, 2020 and 2019, respectively, and 0.55% and 1.28% during the nine months ended September 30, 2020 and 2019, respectively. The decrease in cost of funds was driven by a reduction in deposit rates consistent with the lower interest rate environment.

Money market deposit accounts as of September 30, 2020 were $805.6 million, an increase of $190.1 million, or 30.9%, compared to $615.6 million as of December 31, 2019. Total time deposits as of September 30, 2020 were $177.4 million, an increase of $42.5 million, or 31.5%, from December 31, 2019. Negotiable order of withdrawal, or NOW accounts, increased $9.8 million, or 10.6%, to $101.7 million from December 31, 2019 to September 30, 2020.

The following table represents the amount of certificates of deposit by time remaining until maturity as of September 30, 2020:

	As of September 30, 2020
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$11,038	$6,649	$14,882	$34,926	$67,495
Other	31,520	19,118	40,981	18,277	109,896
Total	$42,558	$25,767	$55,863	$53,203	$177,391

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2020 and December 31, 2019, borrowings totaled $236.5 million and $16.6 million, respectively.

During the nine months ended September 30, 2020, the Company completed the issuance and sale of subordinated notes totaling $8.0 million. The increase in other borrowings is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $204.1 million. Borrowing from this facility is expected to match fund the balances of PPP loans. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Borrowings
FHLB Topeka borrowings	$18,000	$10,000
Federal Reserve borrowings	204,075	—
Subordinated notes	14,447	6,560
	$236,522	$16,560

We have a blanket pledge and security agreement with the FHLB Topeka that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2020 and December 31, 2019 amounted to $612.1 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB Topeka stock, the Company was eligible to borrow an additional $401.9 million at September 30, 2020.

As of and for the
Nine Months Ended
September 30,
(Dollars in thousands)	2020
Short-term borrowings:
Maximum outstanding at any month-end during the period	$28,000
Balance outstanding at end of period	18,000
Average outstanding during the period	$15,923
Average interest rate during the period	0.90%
Average interest rate at the end of the period	0.18%

As of September 30, 2020 and December 31, 2019, we had three unsecured federal funds lines of credit with up to $10.0 million, $19.0 million, and $25.0 million, respectively, available to us under such federal funds lines.

As of December 31, 2019, we had a Restated Revolving Credit Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million. As of June 30, 2020, the Restated Revolving Credit Note was renewed under a new Business Loan Agreement and associated Promissory Note. As of September 30, 2020, the Promissory Note had a borrowing capacity under this facility of $5.0 million.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed “well capitalized” by federal banking agencies. As of September 30, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Three Month Period Ended	Average Percentage for the Nine Month Period Ending
	September 30,	September 30,
	2020	2020
Sources of Funds:
Deposits:
Noninterest-bearing	22.35%	22.52%
Interest-bearing	55.97	60.14
FHLB and Federal Reserve borrowings	11.90	6.39
Subordinated notes	0.77	0.79
Other liabilities	1.21	1.31
Shareholders’ equity	7.80	8.85
Total	100%	100%
Uses of Funds:
Total loans	77.74%	79.75%
Available-for-sale securities	2.17	3.09
Mortgage loans held for sale	5.07	4.31
Interest-bearing deposits in other financial institutions	9.57	6.94
Noninterest-earning assets	5.45	5.91
Total	100%	100%
Average noninterest-bearing deposits to total average deposits	28.54%	27.25%
Average loans to total average deposits	100.00	97.19
Average interest-bearing deposits to total average deposits	71.46%	72.75%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $21.9 million, or 17.2%, from December 31, 2019 to $149.6 million at September 30, 2020. The increase is primarily due to an increase in net income.

On June 14, 2019, the Company announced that its Board of Directors had authorized a share repurchase program under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s stock repurchase program. The repurchase program authorized the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. During the year ended December 31, 2019, the Company repurchased 43,698 shares at an average price of $16.51. During the nine months ended September 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50. No shares were repurchased during the three months ended September 30, 2020 as the repurchase program expired in June 2020. Management is currently evaluating various capital planning strategies which may include implementing a share repurchase program.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2020 and December 31, 2019, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as “well capitalized,” for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. During the nine months ended September 30, 2020 the Company made a $10.0 million capital injection into the Bank as a result of the growth due to the acquisition. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$127,441	10.28%	$99,461	10.67%
Consolidated Company	122,987	9.88	105,821	11.31
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	127,441	10.28	99,461	10.67
Consolidated Company	122,987	9.88	105,821	11.31
Total capital to risk-weighted assets
Bank	139,647	11.26	107,509	11.53
Consolidated Company	149,753	12.03	120,429	12.87
Tier 1 capital to average assets
Bank	127,441	7.81	99,461	8.09
Consolidated Company	$122,987	7.52%	$105,821	8.58%

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

The following table presents future contractual obligations to make future payments with respect to borrowings for the periods indicated (amounts in thousands):

	As of September 30, 2020
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB Topeka and Federal Reserve	$3,000	$219,075	$—	$—		$222,075
Subordinated notes	—	—	—	14,447	(1)	14,447
Time deposits	42,324	114,748	18,627	1,692		177,391
Minimum lease payments	3,082	5,390	4,204	26		12,702
Total	$48,406	$339,213	$22,831	$16,165		$426,615

________________________________________

(1)	Reflects contractual maturity dates of December 31, 2026 and March 31, 2030.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	September 30,		December 31,
	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$74,726	$327,326	$32,896	$290,653
Standby letters of credit	1,754	17,324	1,759	24,197
Commitments to make loans to sell	419,035	—	47,354	—
Commitments to make loans	$23,496	$33,691	$—	$—

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

	As of September 30, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	8.59%	22.79%	(5.76)%	(9.33)%
200	5.26	18.45	(2.97)	(3.45)
100	2.40	11.16	(1.18)	(0.13)
Base	—	—	—	—
−100	(2.45)%	(27.69)%	(0.16)%	(9.99)%

The model simulations as of September 30, 2020 imply that our balance sheet is more asset sensitive compared to our balance sheet as of December 31, 2019.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

First Western Financial, Inc.

November 5, 2020	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

November 5, 2020	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Financial Officer and Treasurer