Form 10-K
period 2020-12-31
First Western Financial Inc
filed 2021-03-12
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO  ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $89.5 million.

The number of shares of the registrant’s common stock outstanding as of March 8, 2021 was 7,957,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
●	geographic concentration in Colorado, Arizona, Wyoming and California;
●	changes in the economy affecting real estate values and liquidity;
●	our ability to continue to originate residential real estate loans and sell such loans;
●	risks specific to commercial loans and borrowers;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	competition for investment managers and professionals and our ability to retain our associates;
●	fluctuation in the value of our investment securities;
●	the terminable nature of our investment management contracts;
●	changes to the level or type of investment activity by our clients;
●	investment performance, in either relative or absolute terms;
●	changes in interest rates;
●	the adequacy of our allowance for loan losses;
●	weak economic conditions and global trade;
●	legislative changes or the adoption of tax reform policies;
●	external business disruptors in the financial services industry;
●	liquidity risks;

●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	continued positive interaction with and financial health of our referral sources;
●	retaining our largest trust clients;
●	our ability to achieve our strategic objectives;
●	competition from other banks, financial institutions and wealth and investment management firms;
●	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
●	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
●	the accuracy of estimates and assumptions;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	technological change;
●	our ability to attract and retain clients;
●	unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters;
●	new lines of business or new products and services;
●	regulation of the financial services industry;
●	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
●	limited trading volume and liquidity in the market for our common stock;
●	fluctuations in the market price of our common stock;
●	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
●	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
●	the initiation and continuation of securities analysts coverage of the Company;
●	future issuances of debt securities;
●	our ability to manage our existing and future indebtedness;
●	available cash flows from the Bank; and

●	other factors that are discussed in "Part I – Item 1A - Risk Factors."

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

PART I

Item 1: Business

Our Company

First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2020, we provided fiduciary and advisory services on $6.26 billion of trust and investment management assets (referred to as "AUM"), and we had total assets of $1.97 billion, total loans of $1.53 billion, total deposits of $1.62 billion and total shareholders’ equity of $155.0 million.

Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in fifteen locations across Colorado, Arizona, Wyoming and California.

We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2020, non-interest income was $51.2 million, or 52.6% of gross revenue (which is our total income before non-interest expense, plus provision for loan losses), and net interest income was $46.1 million, or 47.4% of gross revenue.

We believe that we have developed a unique approach to private banking to best serve our Western wealth management clients primarily as a result of the combination of the following factors:

●	Offering sophisticated wealth management products and services, including traditional banking as well as trust, wealth planning, investment management and other related services often provided by larger financial institutions with the high-touch and personalized experience that is typically associated with community and trust banks;
●	Delivering services through our strategically located private trust bank offices, which we refer to internally as "profit centers"; and
●	Using our relationship-based team approach to become a "trusted advisor" to our clients by understanding their investment management, ultimate goals and banking needs and tailoring our products and services to meet those needs.

Our History and Growth

We were founded in 2002 by our Chairman, Chief Executive Officer and President, Scott C. Wylie, and a group of local business leaders with the vision of building the best private bank for the Western wealth management client. Since opening our first profit center in Denver, Colorado in 2004, we have grown organically primarily by establishing fifteen offices, attracting new clients and expanding our relationships with existing clients, as well as through a series of strategic acquisitions of various trust, registered investment advisory and other financial services firms. We completed an initial public offering of our common stock on July 23, 2018. Our common stock is listed on the NASDAQ Global Select Market under the symbol "MYFW."

Balance Sheet Growth

Since December 31, 2017, we have increased gross loans from $813.7 million to $1.53 billion as of December 31, 2020, representing a compound annual growth rate ("CAGR") of 23.5% and we have increased total deposits from $816.1 million as of December 31, 2017 to $1.62 billion as of December 31, 2020, representing a CAGR of 25.7%.

Revenue, Expense & Pre-Tax, Pre-Provision Income Growth

Since the year ended December 31, 2017, we have increased gross revenues from $55.2 million to $97.3 million for the year ended December 31, 2020, representing a CAGR of 20.8%, while total non-interest expense increased from $49.5 million for the year ended December 31, 2017 to $59.5 million for the year ended December 31, 2020, representing a CAGR of 6.4%. We calculate operating leverage as the ratio of gross revenue CAGR to the total non-interest expense CAGR. For the year ended December 31, 2020, this 327.2% operating leverage has resulted in improved pre-tax, pre-provision income, which increased 5.5 times over the same time period. For 2020, gross revenues grew $32.9 million, or 51.2%, while non-interest expense grew $5.8 million, a 10.7% increase, resulting in a 2020 operating leverage of 478.7%. We have demonstrated significant operating leverage by growing pre-tax, pre-provision income at a faster rate than expenses. Pre-tax, pre-provision income is not a generally accepted accounting principle ("GAAP") measure. The nearest GAAP measure is income before income tax, which was $33.1 million for the year ended December 31, 2020. See "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures." Pre-tax, pre-provision income increased from $5.8 million for the year ended December 31, 2017 to $37.7 million for the year ended December 31, 2020, as indicated in the following chart.

Our Business Strategy

We believe we have built a premier private trust bank in the Western United States that is focused on providing the best financial solutions to our clients. We are service-driven, solution-oriented and relationship-based. We accomplish this by continuing to execute on the following strategies:

●	Building Out Existing Markets. Once we have established a presence in a particular geographic market that contains attractive high net worth household demographics, we then look to establish additional locations that are closely situated to sub-concentrations of affluent households and/or commercial activity (a "hub and spoke" market build-out, as we have commenced in Denver and Phoenix). We continue to seek out talent to hire as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. We also seek to employ highly capable associates with local market experience and relationships.
●	Deepening Existing Client Relationships. We deliver our services though our fifteen local boutique private trust bank offices, loan production offices, and trust offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.
●	Generating Referrals for New Client Relationships. We believe we have demonstrated a successful sales and marketing capability, built around the personal and professional networks and centers of influence of our local profit center leadership. Our existing client base has historically provided a significant amount of new clients through referrals. In surveys, our clients generally rate us very favorably overall in areas of professionalism, reliability, service-orientation, and trust. We have added wealth advisors in many of our profit centers as commissioned sales associates to enhance our acquisition of new clients.
●	Developing Client Relationships through our Product Groups. Each profit center is designed to feel like a boutique private trust bank office and is staffed with business development and client service personnel. The profit centers work closely with our central product groups to customize our services to each client’s specific situation, without sacrificing the flexibility, expertise and authority to quickly meet complex client needs. Our central product groups are designed to support a significantly larger client and AUM base, providing an opportunity for significant operating leverage as we open additional profit centers. We have sales and service specialists in our product groups, such as Retirement Services and Mortgage Services, who are able to build relationships within their area of expertise and provide expertise and high quality service that creates an opportunity for a broader relationship across our suite of products and services.
●	Expanding to New Markets. We believe that our profit centers are profitable and stable businesses when mature. We also believe that our product group and support center teams have a high degree of operating leverage (i.e., we believe that increasing the number of profit centers would not require a proportionate increase in our product group or support center expenses). Therefore, a key strategy of ours is to add incremental profit centers and grow them to maturity. We continue to seek out talent as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. The trends in the financial services industry that make our business model successful in our existing geographic markets also exist in other locations in the Western United States. Our analysis indicates that there are hundreds of markets and submarkets in the Western United States that could support our profit centers and fit our target demographics. As such, we intend to continue to explore new Western United States markets with favorable high net worth demographics and competitive landscapes.
●	Growing our Core Deposit Franchise. The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.

●	Attracting Talent. Our team of seasoned associates has been, and will continue to be, an important driver of our organic growth by further developing relationships with current and potential clients. We have a record of hiring experienced associates to enhance our organic growth, and sourcing and hiring talent will continue to be a core focus for us. We have significant insider ownership, and, in 2021, the Board approved stock ownership guidelines to further align management and shareholder interests. We believe that our client service model, financial strength, growth strategy and public company status will further enhance our ability to attract and retain this talent.
●	Developing New Products. We seek to be the primary source of financial products and services for our clients. By continuing to expand our product offerings—either by internal product development or establishing third-party relationships—we work to meet expanding client needs while further diversifying our revenue streams. This includes our recent efforts to upgrade our commercial banking capabilities, adding market expertise in certain business verticals.

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

We have designed our business around having each profit center staffed with seasoned management. Typically, each profit center team is led by a president, who is a senior investment advisor or banker with strong client relationships and sales and leadership skills. The local team includes deposit, loan, trust, wealth planning, and related professionals, creating a strong interdisciplinary sales and service team. In addition to this service team, we added wealth advisors as a commissioned sales force to several profit centers to enhance our acquisition of new clients.

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

Our consumer lending products include residential first mortgage loans, originated loans for our own portfolio, as well as those for which we conduct mortgage banking activities whereby we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages, which generally conform to Fannie Mae guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients loans collateralized by cash and marketable securities.

We employ experienced banking and business development teams who provide superior client service, value-add lending solutions and competitive pricing to market our lending products and services.

As of December 31, 2020, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

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

1-4 Family Residential.  Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2020, 1-4 family residential loans were $455.0 million, or 29.7% of our total loan portfolio, consisting of $89.1 million and $366.0 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2020, the average term on our 1-4 family portfolio was 19.3 years with an average remaining term of 17.3 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.

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

Cash, Securities and Other.  Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral, which typically leaves an immaterial amount of the loan balance unsecured. As of December 31, 2020, loans secured with cash, marketable securities and other were $357.0 million, or 23.3% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.

Commercial and Industrial (C&I).  We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate,  and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2020, commercial and industrial loans were $146.0 million, or 9.5% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 4.1 years with an average remaining term of 2.6 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.

Commercial Real Estate, Owner Occupied and Non-Owner Occupied.  We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2020, owner occupied commercial real estate loans were $163.0 million, or 10.6% of our total loan portfolio, and non-owner occupied commercial real estate loans were $281.9 million, or 18.4% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.

Construction and Development (C&D).  We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2020, construction and development loans were $131.1 million, or 8.5% of our total loan portfolio.

Concentrations.  Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California, as approximately 87.1% of the loans in our loan portfolio as of December 31, 2020 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. As of December 31, 2020, management believes the allowance for loan losses is adequate to absorb probable losses in our loan portfolio.

Sound risk management practices and appropriate levels of capital are essential elements of the commercial real estate lending program. Concentrations of commercial real estate exposures add a dimension of risk that compounds the risk inherent in individual loans. Interagency guidance on commercial real estate concentrations describe sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards, and credit risk review functions. Management believes it has implemented these practices in order to monitor concentrations in commercial real estate in our loan portfolio.

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

We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk rating of each facility within a client relationship and may recommend an upgrade or downgrade to the risk rating. We categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk on a quarterly basis. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable incurred loan losses in the loan portfolio. In response to the COVID-19 pandemic, the Company performed increased reviews on clients that could be more impacted by shutdowns or other pandemic related issues. See our risk factors and Notes to the Consolidated Financial Statements for more on our response to the pandemic.

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

Deposits

The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, the primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.

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

For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2020 and 2019, we had brokered deposits of $20.7 million and $29.5 million, respectively.

We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2020, total deposits were $1.62 billion, an increase of $533.1 million, or 49.1%, compared to $1.09 billion as of December 31, 2019.

As of December 31, 2020, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

Trust and Investment Management, Advisory

We offer sophisticated wealth advisory and planning services including investment management, trusts and estate services, philanthropic services, insurance planning and retirement consulting. Our client relationships frequently include in-depth financial plans which are based on our proprietary ConnectView® approach, and sophisticated, institutional quality investment management that is driven by comprehensive investment policy statements and access to industry-leading money managers. These customized documents—wealth plans and investment policy statements—form the roadmap for how we serve each client and monitor our progress in achieving their goals.

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

We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2020, total AUM was $6.26 billion, an increase of $67.0 million, or 1.1%, compared to $6.19 billion as of December 31, 2019. The completion of the sale of the Los Angeles-based fixed income portfolio management team in 2020 resulted in a decrease of $330.6 million in Investment Agency balances.

As of December 31, 2020, we provided fiduciary and advisory services on $6.26 billion of trust and investment management assets, as shown below:

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

Other Products

In addition to the traditional loan, deposit and trust and investment management products and services, our profit centers are supported by a central team of specialized product experts in our "product groups," which include experienced professionals in commercial banking, investment management, wealth planning, risk management/insurance, personal trust, retirement planning and tax-advantaged products, and mortgage lending. We believe that the sophistication of our product groups rivals the offerings and expertise typically provided by larger financial institutions. Our product groups are led and staffed with highly accredited and well known professionals, each with significant experience in their fields. Beyond traditional banking, trust and wealth management activities, at each profit center we provide other services including:

●	Mortgage Lending. Although our primary objective is to originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2020, we had mortgage loans held for sale of $161.8 million in residential mortgage loans we originated. For the year ended December 31, 2020, we had net proceeds of $1.24 billion on mortgage loans that we originated and sold into the secondary market.
●	Treasury Management. We offer a broad range of customized treasury management products and services for commercial accounts, including disbursement and payables management, liquidity management and online business banking services. Our profit center sales and service teams are supported by a central team of treasury management specialists and deposit operations professionals.
●	Risk Management/Insurance. Through the wealth planning process, our profit center teams are supported by a central team of insurance planning experts, specializing in risk management services, estate tax law, trusts and tax planning. We offer customized solutions in the form of, among others, charitable giving tax strategies, deferred-compensation plans, irrevocable life insurance trusts, long-term care insurance, and executive key person insurance.
●	Retirement Services, including 401(k) Plan Consulting. We have a team of retirement plan consultants who partner with businesses to sponsor retirement plans. We offer creative corporate retirement plan design and analysis solutions and fiduciary liability management, providing tools such as corporate retirement plans, and ERISA regulation compliance, education and expertise.

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

To demonstrate how these three groups—profit centers, product groups and support centers—work together to deliver a highly competitive product offering through a team of local professionals, our investment management offering is an example:

●	In each profit center, there are one or more portfolio managers that work as part of that local team’s sales and service delivery. These portfolio managers are typically Certified Financial Planners, and occasionally Chartered Financial Analysts, with experience in wealth planning and portfolio construction. They meet with clients and develop an overall wealth management strategy, specific goals and objectives, an investment policy statement, and an implementation plan. They use our guided architecture, a diverse array of select third-party and proprietary investment products covering a broad range of asset classes as their source for portfolio construction options, asset allocation and products. Sales and marketing support is provided centrally but delivered locally.
●	Our investment platform is controlled by our central investment research group, which has a strong research focus and includes many associates who have Chartered Financial Analyst designations, with oversight by our Chief Investment Officer and our Investment Policy Committee.
●	Operational support for these profit center and product group teams is provided by our central trust and investment management support center team.

Investment Activities

The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2020, the carrying value of our investment portfolio totaled $36.7 million, with an average yield of 1.9%.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, sub-debt bonds, and mutual funds. We participate in the Mortgage Partnership Finance ("MPF") Program and are required to maintain an investment in Federal Home Loan Bank of Topeka ("FHLB") stock, which investment is based on the level of our FHLB borrowings. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee ("ALCO") and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.

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

Enterprise Technology

We continue to make investments in our information technology systems as we adapt to the changing technology, online and mobile, and other platform needs and wants of our clients. We believe that this investment is essential to our ability to offer new products and optimize overall client experience, provide opportunities for future growth and acquisitions, and provide a control structure that supports our operations. We leverage the experience of a third-party service provider to provide managed information technology services, enhance our IT security, and deliver the technical expertise around network design and architecture required to operate effectively. The majority of our systems are hosted by third-party service providers. The scalability of this infrastructure supports our growth strategy. In addition, the tested capability of these vendors to switch over to replicated systems should allow us to recover our systems, provide redundancy and manage business continuity and resiliency effectively in case of a disaster event.

Enterprise Risk Management

We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We implemented the COSO 2017 ERM Framework in 2018 and utilize this framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. We have developed an Enterprise Risk Management ("ERM") Committee that oversees our ERM program. This group contains key members of management including the Chief Executive Officer and the Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:

●	Integrate ERM practices with our strategy setting process and performance management practices to realize benefits related to value;
●	Improve the Company’s ability to identify risks and establish appropriate responses to reduce costs and limit losses;
●	Identify operational gaps to reduce performance variability;
●	Include business resiliency in strategy setting;
●	Identify interrelated risks within First Western and establish an integrated response; and
●	Assess the positive and negative aspects of risk to address challenges and opportunities within our internal and external environment.

We routinely monitor and measure risk throughout the organization to optimize the allocation of resources, preserve capital, and to ensure the attainment and/or protection of strategic goals and business objectives.

Competition

The financial services industry is highly competitive and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and insurance among others. We compete with other bank and nonbank institutions located within our market area, along with competitors situated regionally, nationally or with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies and insurance agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loan, deposit and advisory services clients, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high-touch service offering, along with our sophisticated relationship-oriented approach sets us apart from our competitors.

Human Capital

As of December 31, 2020, we had 305 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partner both within their teams and with our clients as we build a partnership for generations to come. We provide extensive training to our associates in an effort to ensure that our clients receive superior service and that our risks are well managed. We offer a total rewards program which includes competitive compensation, incentives, and health benefits. None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our strong relationships with our associates are central to establishing the corporate culture we need to serve our clients and our communities well.

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

Regulatory Capital

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III Rules") has been fully phased in. The Basel III Rules require banks and bank holding companies, including the Company and the Bank, to maintain four minimum capital standards: (1) a Tier 1 capital to adjusted total assets ratio, or leverage capital ratio, of at least 4.0%; (2) a Tier 1 capital to risk-weighted assets ratio, or Tier 1 risk-based capital ratio, of at least 6.0%; (3) a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio, or total risk-based capital ratio, of at least 8.0%; and (4) a common equity tier 1 ("CET1") capital to risk-weighted assets ratio, or CET1 risk-based capital ratio, of at least 4.5%.

The Basel III Capital Rules also call for bank holding companies and banks to maintain a "capital conservation buffer" on top of the minimum risk-based capital requirements. The buffer must be composed of CET1 capital. This buffer is intended to help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is 2.5% of risk-weighted assets.

The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities such as those issued by the Company), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules require that most regulatory capital deductions be made from CET1 capital.

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

The Basel III Capital Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affects the calculation of risk-based capital ratios. Under the Basel III Capital Rules, higher or more sensitive risk weights have been assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual status, foreign exposures and certain corporate exposures. In addition, these rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.

The federal bank regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act"), discussed below, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage capital ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the community bank leverage ratio framework.  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage capital ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulators prompt corrective action rules, discussed below. Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, which temporarily reduced the Community Bank Leverage Ratio to 8%. This provision terminated on December 31, 2020.The Company and the Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if determined to be possible and advantageous.

Regulation of the Company

The Bank Holding Company Act of 1956, as amended ("BHC Act"), and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Sound Banking Practices.    Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe or unsound banking practices. For example, under certain circumstances the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate a regulation. As another example, a holding company is prohibited from impairing its subsidiary bank’s soundness by causing the bank to make funds available to non-banking subsidiaries or their clients if the Federal Reserve believes it not prudent to do so. The Federal Reserve has the power to assess civil money penalties for knowing or reckless violations if the activities leading to a violation caused a substantial loss to a depository institution. Potential penalties are as high as $1.0 million for each day the activity continues.

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

Acquisitions.    The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, as amended ("FDIA"), the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring more than 5% of the voting stock of any bank or other bank holding company; (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company.

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

The Bank is examined from time to time by its primary federal banking regulator, the FDIC, and the CDB and is charged for the cost of such an examination. Depending on the results of a given examination, the FDIC and the CDB may revalue the Bank’s assets and require that the Bank establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets. The Company is required to provide annual audited financial statements and other information to the FDIC as required under Part 363 of FDIC rules and regulations.

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

Regulation of the Bank

Capital Adequacy. Under the Basel III Capital Rules, discussed above, the FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

As of December 31, 2020 and 2019, the Bank exceeded all regulatory minimum capital requirements.

Prompt Corrective Regulatory Action.    Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater and a leverage capital ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage capital ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

As of December 31, 2020, the Bank qualified as "well capitalized" under the prompt corrective action rules.

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

Consumer Financial Protection.    The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its clients. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Company and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.

The Consumer Financial Protection Bureau ("CFPB") has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

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

Insider Credit Transactions.    Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal shareholders and any related interests of such persons (Regulation O). Extensions of credit to such persons must (a) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions, and (b) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

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

Anti-Money Laundering.    Under federal law, including the Bank Secrecy Act and Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

The Volcker Rule

Section 619 of the Dodd-Frank Act, commonly known as the "Volcker Rule," generally prohibits certain banking entities from engaging in short-term proprietary trading of financial instruments and from owning, sponsoring or having certain relationships with hedge funds or private equity funds (collectively, "covered funds"). The Regulatory Relief Act, discussed below, includes a provision exempting banking organizations with $10 billion or less in total consolidation assets, and total trading assets and trading liabilities that are 5% or less of total consolidated assets, from the Volcker Rule. Thus, the Company and the Bank are not currently subject to the Volcker Rule.

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

The Federal Reserve, the Office of the Comptroller of the Currency and FDIC jointly issued a final rule in 1997 that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 which prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.

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

Cybersecurity

In March 2015, the Federal Financial Institutions Examination Council ("FFIEC") issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity management planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2019, the FFIEC also released updated examination procedures regarding overall business continuity management ("BCM"). The new BCM release focuses on enterprise-wide approaches that address technology, business operations, testing, and communication strategies critical to the continuity of the business. The BCM procedures describe principles and practices for information technology ("IT") and operations designed to achieve safety and soundness, consumer financial protection, and compliance with applicable laws, regulations, and rules.

The Company had a robust pandemic plan at the time of COVID-19, which covered similar disaster events and included detailed preparation, training and testing that had been conducted over multiple years prior to COVID-19. This preparation includes a comprehensive, annual Business Impact Analysis. As such, the Company was poised to react successfully to the pandemic event.

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

Summary of Risk Factors

The following is a summary of the principal risks that we believe could adversely affect our business, financial condition or results of operations:

Risks Related to Our Business

-	Geographic concentration in Colorado, Arizona, Wyoming and California.
-	Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
-	If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.
-	Our commercial loan portfolio involves risks specific to commercial borrowers.
-	We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
-	The loss of a key investment manager could adversely affect our business.
-	The fair value of our investment securities can fluctuate due to factors outside of our control.
-	The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
-	Changes to the level or type of investment activity by our clients may reduce our fee revenue.
-	The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
-	Changes in interest rates could reduce our net interest margins and net interest income.
-	We may be adversely impacted by the transition from LIBOR as a reference rate and the uncertainty related to one or more alternative reference rates intended to replace LIBOR.
-	Our allowance for loan losses may not be adequate to cover actual losses.
-	We have pledged all of the stock of the Bank as collateral for a loan and if the lender forecloses, you could lose your investment.
-	Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
-	Our largest trust client accounts for 39.0% of our total assets under management.

-	We face intense competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.
-	Acquisition and divestitures may subject us to risks including integration risks and other unknown risks.
-	Our goodwill or other intangible assets may become impaired.
-	We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.
-	Fraud, breaches of our information security, and cybersecurity attacks could adversely affect us.
-	We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and we may suffer an interruption in those systems.
-	We may incur significant losses due to ineffective risk management processes and strategies.
-	We are exposed to the risk of environmental liabilities with respect to real properties that we may acquire.
-	New lines of business or new products and services may subject us to additional risks.
-	We rely on customer and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
-	The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Risks Related to Our Regulatory Environment

-	The financial services industry is highly regulated our failure to comply with any current or future regulation may adversely affect us.
-	The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

Risks Related to Ownership of our Common Stock

-	The trading volume in our common stock is less than other larger financial institutions.
-	Securities analysts may not initiate or continue coverage on us.
-	Our management and board of directors have significant control over our business.
-	We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

General Risk Factors

-	The market price of our common stock could decline significantly.
-	The market price of our common stock may be subject to substantial fluctuations.

The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Risks Related to Our Business

Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming and California, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California. As of December 31, 2020, 87.1% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming and California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2020, approximately $1.03 billion, or 66.9%, of our gross loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Real estate values in many of our markets have generally experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell these loans on the secondary securitization market. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including wildfires, flooding, and mudslides, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.

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

Further, for the mortgage loans we sell in the secondary market, the mortgage loan sales contracts contain indemnification clauses should the loans default, generally within the first 90 – 120 days, or if documentation is determined not to be in compliance with regulations. While the Company has had no historic losses as a result of these indemnities, we could be required to repurchase the mortgage loans or reimburse the purchaser of our loans for losses incurred. Both of these situations could have an adverse effect on the profitability of our mortgage lending activities and negatively impact our net income.

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

As of December 31, 2020, the fair value of our investment securities portfolio was $36.7 million. Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

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

A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2020, adjusted non-interest income represented approximately 52.6% of our consolidated gross revenue. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

●	Existing clients may withdraw funds from our wealth management business in favor of better performing products;
●	Asset-based management fees could decline from a decrease in assets under management;
●	Our ability to attract funds from existing and new clients might diminish; and
●	Our portfolio managers may depart, to join a competitor or otherwise.

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

Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our allowance for loan losses, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to "price" competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

We may be adversely impacted by the transition from LIBOR as a reference rate and the uncertainty related to one or more alternative reference rates intended to replace LIBOR.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It remains unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of such changes will be on the markets for LIBOR-based financial instruments. The Secured Overnight Financing Rate ("SOFR") has been recommended by the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) as an alternative for USD LIBOR, but uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR or SOFR-based assets and liabilities held or issued by the Company.

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

We have a significant number of loans and borrowings with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our clients could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

The Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommend alternative to LIBOR. Uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR or SOFR-based assets and liabilities held or issued by the Company.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and GAAP, we maintain an allowance for loan losses to provide for incurred loan and lease losses and a reserve for unfunded loan commitments. Our allowance for loan losses may not be adequate to absorb actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for loan losses. While we believe our allowance for loan losses is appropriate for the risk identified in our loan and lease portfolio, we may need to increase the allowance for loan losses, such increases may not be sufficient to address losses, and regulators may require us to increase this allowance even further. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have pledged all of the stock of the Bank as collateral for a third-party loan. The loan had no balance as of December 31, 2020. If we were to incur indebtedness under this loan and default, the lender of such loan could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, access to the Federal Reserve discount window and the issuance of additional equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest trust clients, many of whom are also depositors. We may not be able to grow and maintain our deposit base. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2020, 15.2% and 41.8% of our total deposits consisted of our 10 largest depositors and allocations to interest-bearing accounts for certain other trust clients deposits we manage, respectively. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

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

Our largest trust client accounts for 39.0% of our total assets under management.

As of December 31, 2020, our largest trust client accounted for, in the aggregate, 39.0% of our total assets under management and 1.4% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.

The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in 2004, we have grown our banking franchise and now have fifteen locations in Colorado, Arizona, Wyoming and California, including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:

●	Any newly established offices may not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
●	Acquisitions we might consummate in the future may prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings, or if we incur unanticipated costs in integrating the acquired businesses into our operations or if a substantial number of the clients of any of the acquired businesses move their business to our competitors;
●	Such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; and
●	Additional capital which we may need to support our growth or the issuance of shares in any acquisitions will be dilutive of the investments that our existing shareholders have in the shares of our common stock that they own and in their respective percentage ownership interests they have in the Company.

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

The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment of assets, intangibles, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

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

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our clients and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks. All of these factors increase our risks related to cyber-threats and electronic disruptions.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check "kiting" or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry. These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, "phishing," account takeover, denial or degradation of service attacks, and malware or other cyber-attacks. These electronic viruses or malicious code are typically designed to, among other things:

●	Obtain unauthorized access to confidential information belonging to us or our clients;
●	Manipulate or destroy data;
●	Disrupt, sabotage or degrade service on a financial institution’s systems; or
●	Steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, employees and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because of, among other reasons:

●	The proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions;
●	These threats arising from numerous sources, not all of which are in our control, including among others human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;
●	The techniques used in cyber-attacks changing frequently and possibly not being recognized until launched or until well after the breach has occurred;
●	The increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;
●	The vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, clients, third-party service providers or other users of our systems; and
●	Our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

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

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with clients and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of clients and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our clients, or damage to our clients’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and we may suffer an interruption in those systems.

We also face indirect technology, cybersecurity and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. In addition to clients, the third parties with whom we interact and upon whom we rely include financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and other parties for whom we process transactions. Each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. Any such cyber-attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. Additionally, interruptions in service and security breaches could damage our reputation, lead existing clients to terminate their business relationships with us, make it more difficult for us to attract new clients and subject us to additional regulatory scrutiny and possibly financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

When deciding whether to extend credit or enter into other transactions with clients or counterparties, we may rely on information provided by or on behalf of those clients and counterparties, including audited financial statements and other financial information. We may also rely on representations made by clients and counterparties that the information they provide is accurate and complete. We conduct appropriate due diligence on such customer information and, where practical and economical, we engage valuation and other experts or sources of information to assist with assessing collateral and other customer risks. Our financial results could be adversely affected if the financial statements, collateral value or other financial information provided by clients or counterparties are incorrect.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

●	Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s financial condition and business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our clients to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio or defaults by counterparties, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending, trust, wealth management and depository services, and the financial condition and credit risk of our clients. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from or, in some cases, our business decisions may result in, a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to clients, which are generally not drawn upon. During a challenging economic environment, such as the ongoing pandemic, our clients are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to clients that we would have otherwise extended credit.

●	Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, including disruptions in the capital markets, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have continued to change throughout the COVID-19 pandemic. For example, in some of our markets, local governments have acted to temporarily close or restrict the operations of most businesses while others have returned to pre-pandemic operations. In particular, the Company experienced a decline in origination of loans at the beginning of the COVID-19 pandemic. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide including the ability to sell mortgage loan that we originate with the intent to sell.

●	Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a majority of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted clients.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2020 and may occur in 2021 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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

We are subject to stringent capital requirements.

Banking institutions are required to hold more capital as a percentage of assets than most industries. Holding high amounts of capital compresses our earnings and constrains growth. In addition, the failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs and our ability to make acquisitions and result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material and adverse effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10 billion or less in assets, like us, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC. However, the CFPB may participate in examinations of smaller institutions on a "sampling basis" and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws. As an independent bureau within the Federal Reserve, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2020, our CRE 1 Concentration level was 90.6% and our CRE 2 Concentration level was 194.9%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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

Such legal and regulatory activities could result in significant penalties and other negative impacts on our businesses and results of operations. At any given time, we can be involved in defending legal and regulatory proceedings and are subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated have increased over the last few years, and the global judicial, regulatory and political environment generally remains hostile to financial institutions. For example, the U.S. Department of Justice, or the DOJ, conditions the granting of cooperation credit in civil and criminal investigations of corporate wrongdoing on the company involved having provided to investigators all relevant facts relating to the individuals responsible for the alleged misconduct. The complexity of the federal and state regulatory and enforcement regimes in the U.S., means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Moreover, U.S. authorities have been increasingly focused on "conduct risk," a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.

Risks Related to Ownership of our Common Stock

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

As of December 31, 2020, our directors and executive officers beneficially owned an aggregate of 1,795,748 shares, or approximately 21.9% of our shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

We have issued $6.6 million aggregate principal amount of subordinated notes due 2026 and $17.7 million due 2030. In the future, we may increase our capital resources by making offerings of debt or equity securities, which may include senior or additional subordinated notes, series of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

Our common stock is subordinate to our existing and future indebtedness, and is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

Shares of our common stock represent equity interests in the Company and do not constitute indebtedness. Accordingly, the shares of our common stock rank junior to all of our indebtedness and to other non-equity claims on the Company with respect to assets available to satisfy such claims. Additionally, dividends to holders of the Company’s common stock are subject to the prior dividend and liquidation rights of any preferred stock we may issue.

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

Our articles of incorporation and our bylaws may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:

●	Empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
●	Provide that directors may only be removed from office for cause;
●	Eliminate cumulative voting in elections of directors;
●	Permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;
●	Prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
●	Require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and
●	Enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.

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

General Risk Factors

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

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:

●	Actual or anticipated fluctuations in our operating results, financial condition or asset quality;
●	Changes in economic or business conditions;
●	The effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

●	Publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
●	Operating and stock price performance of companies that investors deemed comparable to us;
●	Additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
●	Additions or departures of key personnel;
●	Prevailing market conditions, including increased general market volatility associated with recent fears of pandemics;
●	Perceptions in the marketplace regarding our competitors or us;
●	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
●	Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
●	Other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates fifteen profit centers, which consists of eleven boutique private trust bank offices with two locations in Arizona, eight locations in Colorado and one location in Wyoming; two loan production offices with one location in Ft. Collins, Colorado and one location in Greenwood Village, Colorado; and two trust offices with one location in Laramie, Wyoming, and one location in Century City, California. We lease all of our locations. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in fifteen locations (listed below) across Colorado, Arizona, Wyoming and California:

Colorado	Arizona	Wyoming	California

Downtown Denver (1)	Phoenix	Jackson Hole	Century City (2)

Aspen	Scottsdale	Laramie (2)

Boulder

Cherry Creek

Denver Tech Center / Cherry Hills

Ft. Collins (3)

Greenwood Village (3)

Northern Colorado

Vail Valley

Lone Tree

(1)	Headquarters and co-location of profit center, product groups and support centers
(2)	Trust office
(3)	Loan production office

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock, no par value, are traded on the NASDAQ Global Select Market under the symbol "MYFW".

Holders of Record

As of March 8, 2021, there were approximately 133 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2020, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for future
	outstanding options or		issuance under equity
	vesting of outstanding	Weighted average exercise	compensation plans (excluding
Plan Category	restricted stock grants	price of outstanding options	securities reflected in column (A)
Equity compensation plans approved by shareholders	871,541	$29.02	458,947
Equity compensation plans not approved by shareholders	—	—	—
Total	871,541		458,947

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased	per share	or programs	plans or programs
October 1, 2020 through October 31, 2020	—	$—	—	—
November 1, 2020 through November 30, 2020	—	—	—	400,000
December 1, 2020 through December 31, 2020	426	$17.30	426	399,574

ITEM 6: SELECTED FINANCIAL DATA

You should read the following selected historical consolidated financial and other data in conjunction with our consolidated financial statements and related notes and the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

	As of and for the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018	2017	2016
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$155,989	$78,638	$73,357	$9,502	$62,685
Available-for-sale securities	36,666	58,903	43,695	53,650	97,655
Mortgage loans held for sale	161,843	48,312	14,832	22,940	8,053
Gross loans(1)	1,532,833	998,007	893,966	813,689	672,815
Allowance for loan losses	12,539	7,875	7,451	7,287	6,478
Promissory notes from related parties	—	—	—	5,792	10,384
Goodwill	24,191	19,686	24,811	24,811	24,811
Other intangible assets, net	67	28	402	1,233	1,452
Company owned life insurance	15,449	15,086	14,709	14,316	13,898
Other real estate owned, net	194	658	658	658	2,836
Total assets	1,973,655	1,251,682	1,084,324	969,659	915,998
Noninterest-bearing deposits	481,457	240,068	202,856	198,685	195,460
Interest-bearing deposits	1,138,453	846,716	734,902	617,432	558,440
FHLB and FRB borrowings	149,563	10,000	15,000	28,563	37,000
Convertible subordinated debentures	—	—	—	—	4,749
Subordinated notes	24,291	6,560	6,560	13,435	13,150
Credit note payable	—	—	—	—	2,736
Preferred stock (liquidation preference)	—	—	—	24,968	25,468
Total shareholders’ equity	154,962	127,678	116,875	101,846	95,928
Selected Income Statement Data:
Interest income	53,334	45,051	38,796	33,337	29,520
Interest expense	7,232	12,990	8,172	5,761	5,063
Net interest income	46,102	32,061	30,624	27,576	24,457
Provision for loan losses	4,682	662	180	788	985
Net interest income after provision for loan losses	41,420	31,399	30,444	26,788	23,472
Trust and investment management fees	19,022	18,935	19,165	19,455	20,167
Net mortgage gain	29,276	10,585	4,560	3,469	6,702
Net realized gain on sale of securities	—	119	—	81	114
Other	2,882	2,755	3,448	4,708	2,939
Non-interest income	51,180	32,577	27,173	27,713	29,922
Non-interest expense	59,537	53,784	50,195	49,494	49,823
Income before income tax	33,063	10,192	7,422	5,007	3,571
Income tax expense	8,529	2,183	1,775	2,984	1,269
Net income	24,534	8,009	5,647	2,023	2,302
Preferred dividends paid to preferred shareholders	—	—	1,378	2,291	2,840
Net income (loss) available to common shareholders	24,534	8,009	4,269	(268)	(538)
Per Share Data:
Earnings (loss) per share, basic	3.11	1.02	0.64	(0.05)	(0.11)
Earnings (loss) per share, diluted	3.08	1.01	0.63	(0.05)	(0.11)
Book value per share(2)	19.49	16.08	14.67	13.18	12.74
Preferred dividends per share	$—	$—	$22.27	$37.03	$42.47
Weighted average outstanding shares, basic	7,899,278	7,890,266	6,712,754	5,586,620	5,120,507
Weighted average outstanding shares, diluted	7,961,904	7,914,961	6,754,258	5,586,620	5,120,507
Common shares outstanding, end of period	7,951,773	7,940,168	7,968,420	5,833,456	5,529,542
Convertible preferred shares outstanding, end of period	—	—	—	41,000	46,000
Preferred shares outstanding, end of period	—	—	—	20,868	20,868
Summary Performance Ratios:
Return on average assets	1.48%	0.68%	0.55%	0.21%	0.26%
Return on average equity	17.29	6.51	5.18	2.02	2.55
Net interest margin	3.09	2.99	3.27	3.15	3.06
Efficiency ratio(3)	60.50	80.57	85.41	88.23	90.44
Loans to deposits ratio	94.62	91.83	95.33	99.70	89.24
Net interest rate spread	2.92	2.62	2.97	2.91	2.89
Non-interest income to average assets	3.08	2.76	2.66	2.90	3.34
Non-interest expense to average assets	3.59	4.55	4.92	5.18	5.57
Non-interest income to total income before non‑interest expense	55.27	50.92	47.16	50.85	56.04
Summary Credit Quality Ratios:
Nonperforming loans to total loans	0.26	1.23	2.13	0.52	0.54
Nonperforming assets to total assets	0.22	1.03	1.82	0.50	0.70
Allowance for loan losses to nonperforming loans	308.99	64.18	39.11	172.55	179.60
Allowance for loan losses to total loans	0.82	0.79	0.83	0.90	0.96
Net charge-offs to average loans outstanding	—	0.03	—	—	0.07
Other Selected Ratios and Data:
Total noninterest‑bearing deposits to total deposits	29.72	22.09	21.63	24.35	25.93
Interest bearing deposits to total deposits	70.28	77.91	78.37	75.65	74.07
Cost of funds	0.48	1.25	0.90	0.67	0.63
Loan yield	3.94%	4.49%	4.36%	4.11%	4.10%
Total assets under management	$6,255,336	$6,187,707	$5,235,177	$5,374,471	$4,925,939
Total assets under management yield	0.30%	0.31%	0.37%	0.36%	0.41%
Summary Capital Ratios:
Average equity to average assets ratio	8.55%	10.41%	10.68%	10.47%	10.10%
Non‑GAAP Ratios:
Tangible common equity(4)	$130,704	$104,411	$91,662	$50,834	$44,197
Tangible common equity ratio(5)	6.70%	8.50%	8.65%	5.39%	4.97%
Tangible book value per common share(6)	$16.44	$13.15	$11.50	$8.71	$7.99
Return on tangible common equity(7)	18.77%	7.67%	4.66%	(0.53)%	(1.22)%
Consolidated:
Tier 1 capital ratio	9.96	11.31	11.35	8.79	8.43
CET 1 capital ratio	9.96	11.31	11.35	6.56	6.28
Total risk based capital ratio	12.80	12.87	13.06	11.70	12.07
Leverage ratio	7.45	8.58	9.28	7.41	7.00
Bank:
Tier 1 capital ratio	10.22	10.67	10.55	9.81	9.20
CET 1 capital ratio	10.22	10.67	10.55	9.81	9.20
Total risk based capital ratio	11.20	11.53	11.47	10.75	10.16
Leverage ratio	7.62%	8.09%	8.63%	8.27%	7.63%
(1)	Total loans net of loan fees, costs, premiums, and discounts do not include mortgage loans held for sale of $161.8 million, $48.3 million, $14.8 million, $22.9 million, and $8.1 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(2)	We calculate book value per share as total shareholders’ equity less preferred stock (liquidation preference), at the end of the relevant period divided by the outstanding number of shares of our common stock at the end of the relevant period.
(3)	Efficiency ratio is a non-GAAP financial measure. Efficiency ratio is non-interest expense, less intangible amortization, loss on intangible assets held for sale, provision for other real estate owned ("OREO") and goodwill impairment, divided by net interest income (which is pre-provision), plus non-interest income after adjustments for gains on the sale of securities and assets. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."
(4)	Tangible common equity is a non-GAAP financial measure. We calculate tangible common equity as total shareholders’ equity, less preferred stock (liquidation preference), goodwill, intangibles held for sale and other intangible assets, net of accumulated amortization. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."
(5)	Tangible common equity ratio is a non-GAAP financial measure. We calculate the tangible common equity ratio as tangible common equity divided by total assets less goodwill and other intangible assets, net. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."
(6)	Tangible book value per common share is a non-GAAP financial measure. We calculate tangible book value per common share as tangible common equity divided by common shares outstanding. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."
(7)	Return on tangible common equity is a non-GAAP financial measure. We calculate return on tangible common equity as net income (loss) available to common shareholders (net income (loss) less dividends paid on preferred stock) divided by tangible common equity. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures."

GAAP Reconciliation and Management Explanation of Non-GAAP Financial Measures

Our accounting and reporting policies conform to GAAP and the prevailing practices in the banking industry. However, we also evaluate our performance based on certain additional financial measures discussed in this Form 10-K as being non-GAAP financial measures. We classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are not included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our Statements of Income, Balance Sheets or Statements of Cash Flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.

The non-GAAP financial measures that we discuss in this Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Form 10-K may differ from that of other companies, reporting measures with similar names. It is important to understand how other banking organizations calculate their financial measures with names similar to the non-GAAP financial measures we have discussed in this Form 10-K when comparing such non-GAAP financial measures.

Efficiency Ratio. We calculate our efficiency ratio as non-interest expense, less intangible amortization, loss on intangible assets held for sale, provision for OREO and goodwill impairment, plus gain on sale of LA fixed income team, divided by net interest income (which is pre-provision), plus non-interest income after adjustments for gains on the sale of securities and assets.

The following table reconciles, as of the dates set forth below, non-interest expense to adjusted non-interest expense, and net interest income and non-interest income to adjusted non-interest income and adjusted total income, and presents the calculation of our efficiency ratios:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non‑interest expense	$59,537	$53,784	$50,195	$49,494	$49,823
Less:
Amortization	14	374	831	784	747
Goodwill impairment	—	1,572	—	—	—
Provision on other real estate owned	176	—	—	—	—
Loss on assets held for sale	553	—	—	—	—
Plus: Gain on sale of LA fixed income team	(62)	—	—	—	—
Adjusted non‑interest expense	$58,856	$51,838	$49,364	$48,710	$49,076

Net interest income	$46,102	$32,061	$30,624	$27,576	$24,457
Non‑interest income	51,180	32,577	27,173	27,713	29,922
Less:
Net gain on sale of securities	—	119	—	81	114
Net gain on sale of assets	—	183	—	—	—
Adjusted non‑interest income	$51,180	$32,275	$27,173	$27,632	$29,808
Adjusted total income	$97,282	$64,336	$57,797	$55,208	$54,265
Efficiency ratio	60.50%	80.57%	85.41%	88.23%	90.44%

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

We believe the use of tangible common book value has less relevance for high-fee banks and investment management firms than for most banks, as a large portion of our goodwill is associated with highly desirable fee business. We recognize that the tangible common book value per common share measure is important to many investors in the marketplace who are interested in changes from period to period in book value per share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles and presents, as of the dates set forth below, total shareholders’ equity to tangible common equity, total assets to tangible assets and presents the calculation of the tangible common equity ratio:

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total shareholders’ equity	$154,962	$127,678	$116,875	$101,846	$95,928
Less:
Preferred stock	—	—	—	24,968	25,468
Goodwill and other intangibles, net	24,258	19,714	25,213	26,044	26,263
Intangibles held for sale(1)	—	3,553	—	—	—
Tangible common equity	$130,704	$104,411	$91,662	$50,834	$44,197
Total assets	$1,973,655	$1,251,682	$1,084,324	$969,659	$915,998
Less:
Goodwill and other intangibles, net	24,258	19,714	25,213	26,044	26,263
Intangibles held for sale(1)	—	3,553	—	—	—
Tangible assets	$1,949,397	$1,228,415	$1,059,111	$943,615	$889,735
Tangible common equity ratio	6.70%	8.50%	8.65%	5.39%	4.97%
(1)	Represents only the intangible portion of Assets held for sale.

Tangible Book Value per Common Share. We calculate tangible book value per common share as tangible common equity divided by common shares outstanding as detailed in the table below:

	As of December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018	2017	2016
Total shareholders’ equity	$154,962	$127,678	$116,875	$101,846	$95,928
Less:
Preferred stock	—	—	—	24,968	25,468
Goodwill and other intangibles, net	24,258	19,714	25,213	26,044	26,263
Intangibles held for sale(1)	—	3,553	—	—	—
Tangible common equity	$130,704	$104,411	$91,662	$50,834	$44,197
Common shares outstanding, end of period	7,951,773	7,940,168	7,968,420	5,833,456	5,529,542
Tangible common book value per share	$16.44	$13.15	$11.50	$8.71	$7.99
(1)	Represents only the intangible portion of Assets held for sale.

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

The following table reconciles net income to income (loss) available to common shareholders and presents the calculation of return on tangible common equity:

	As of and for the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Net income, as reported	$24,534	$8,009	$5,647	$2,023	$2,302
Less: preferred stock dividends	—	—	1,378	2,291	2,840
Net income (loss) available to common shareholders	$24,534	$8,009	$4,269	$(268)	$(538)
Tangible common equity	$130,704	$104,411	$91,662	$50,834	$44,197
Return (loss) on tangible common equity	18.77%	7.67%	4.66%	(0.53)%	(1.22)%

Pre-tax, Pre-Provision Income. Pre-tax, pre-provision income is income before income tax with provision for loan loss added back. The most directly comparable GAAP financial measure is net income. We believe pre-tax, pre-provision income provides the readers of the financial statements information on our performance trends absent fluctuations in credit trends and loan balance changes which both drive provision, and elimination of taxes which provides readers more insight into our performance without consideration of changes in statutory tax rates.

The following table reconciles, as of the dates set forth below, net income to pre-tax, pre-provision income:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Net income, as reported	$24,534	$8,009	$5,647	$2,023	$2,302
Plus: income tax expense	8,529	2,183	1,775	2,984	1,269
Plus: provision for loan losses	4,682	662	180	788	985
Pre‑tax, pre‑provision income	$37,745	$10,854	$7,602	$5,795	$4,556

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

The following table reconciles, as of the dates set forth below, total income before non-interest expense to gross revenue:

	For the Year Ended of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total income before non-interest expense	$92,600	$63,976	$57,617	$54,501	$53,394
Less: net gain on sale of securities	—	119	—	81	114
Less: net gain on sale of assets	—	183	—	—	—
Plus: provision for loan losses	4,682	662	180	788	985
Gross revenue	$97,282	$64,336	$57,797	$55,208	$54,265

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

From 2004, when we opened our first profit center, until December 31, 2020, we have expanded our footprint into eleven full service profit centers, two loan production offices, and two trust offices located across four states. Following the completion of the branch purchase and assumption agreement ("Branch Acquisition") in the second quarter 2020, we added one full service profit center in Lone Tree, Colorado. During the third quarter of 2020, we closed two branch locations which were acquired in the Branch Acquisition during the second quarter of 2020. As of and for the year ended December 31, 2020, we had $1.97 billion in total assets, $92.6 million in total revenues and provided fiduciary and advisory services on $6.26 billion of assets under management ("AUM").

Response to COVID-19

The spread of COVID-19 has caused significant disruptions in the U.S. economy since it was declared a pandemic in March 2020 by the World Health Organization. Disruptions include temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. The changes have impacted our clients and their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company activated its Business Continuity Plan in early March in response to the emergence of COVID-19 and has continued to adjust as the crisis continues to impact our markets, clients and business. Since March, a majority of our associates have been working remotely. All of our offices are open, functioning, and continue to operate in an appointment only model for client service to limit the risk of potential exposure to COVID-19 for our associates and clients. We are taking additional precautions within our profit centers, including enhanced cleaning procedures and physical distancing measures, to ensure the safety of our clients and our associates.

A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the program on April 3, 2020. As of December 31, 2020, we held 423 PPP loans for a total of $142.9 million with an average loan size of $0.3 million. As of February 28, 2021, the Company had submitted 509 loans with original loan amounts of $142.0 million to the SBA for forgiveness and had received forgiveness on 456 loans totaling $78.5 million all related to the first round of the PPP.

On January 11, 2021 the SBA reopened the PPP, to First Draw PPP Loans and began accepting applications for Second Draw PPP Loans on January 13, 2021. The Bank began accepting applications for the reopened program on January 19, 2021. As of February 28, 2021, we had received 660 applications for the newest round of PPP loans from borrowers for $91.4 million with an average loan size of $0.1 million; of the applications received, 410 applications for $68.7 million have been approved and funded by the SBA under the reopened program.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. The Company had eighty-nine loans across multiple industries in the amount of $160.8 million of loans that took part in the Company’s COVID loan modification program. No loans in the loan modification program were delinquent according to Bank policy as of December 31, 2020. Two loans, in the aggregate amount of $2.1 million, were still in the modification period as of December 31, 2020. The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as a troubled debt restructuring ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from the Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program satisfies the applicable requirements.

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

The Company is also lending under the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2020, the Company had six loans with a balance held by the Bank of $6.6 million. These loans represent 4.5% of the Commercial and Industrial line. Further details of the MSLP are provided in Note 5 – Loans and the Allowance for Loan Losses of the accompanying Notes to the Consolidated Financial Statements.

Primary Factors Used to Evaluate the Results of Operations

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our Consolidated Balance Sheets and Statements of Income as well as various financial ratios that are commonly used in our industry. The primary factors we use to evaluate our results of operations include net interest income, non-interest income and non-interest expense.

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

(iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances, changes in interest rates on deposits, along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC") and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for Main Street Lending Program, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.
●	Net gain on sale of securities/assets—gain on sale of available-for-sale securities and other assets sold. Net gain on sale of securities/assets are primarily impacted by the amount of securities/assets sold, the type of securities/assets sold and market conditions.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.

●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets, including client lists and other similar items recognized in connection with acquisitions.
●	Goodwill impairment—represents the $1.6 million goodwill impairment charge in 2019 related to the Company’s Los Angeles-based fixed income portfolio management team.
●	Net loss on assets held for sale—represents the fair value adjustment on disposal groups held for sale.
●	Provision for other real estate owned—represents the fair value adjustment for other real estate owned ("OREO").
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the Wealth Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 19 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

During the year ended December 31, 2020, we evaluated our reportable segments following the sale of our Los Angeles-based fixed income portfolio management team and certain related advisory and sub-advisory arrangements ("LA fixed income team"). We determined that the income before income tax related to the Capital Management segment was no longer significant and management will no longer be evaluating Capital Management separately for internal reporting. As such, Capital Management is no longer a reporting unit and the Company has discontinued reporting of the Capital Management segment on a standalone basis. The residual assets that remained in the Capital Management segment are now included in the Wealth Management segment. All reported periods are presented under the Wealth Management segment as of December 31, 2020.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2020, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Branch Acquisition

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons Bank, pursuant to which the Company agreed to acquire all of Simmons’ Colorado locations, including three branches and one loan production office located in metro Denver, as well as certain deposits and loans and other assets. On May 15, 2020, the Branch Acquisition was successfully completed. See Note 2 - Acquisitions of the accompanying Notes to Consolidated Financial Statements for additional information.

Recent Events

On September 18, 2020, the Company entered into an agreement to sell its LA fixed income team and certain related advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC. On November 13, 2020, the Company completed the sale. On an ongoing basis, the sale of the LA fixed income team is expected to be earnings neutral to the Company, as the revenue decrease will be approximately in-line with the expected expense reduction. The sale is not expected to have an impact on Bank clients but reduced the Company’s assets under management by $330.6 million. As a result of the sale, the Company evaluated its reportable segments and determined the remaining assets following the sale in the Capital Management segment no longer meet the thresholds of income before income tax to be a reportable segment. The residual assets that remained in the Capital Management segment are now included in the Wealth Management segment.

Results of Operations

Overview

The year ended December 31, 2020 compared with the year ended December 31, 2019. For the year ended December 31, 2020, we reported net income available to common shareholders of $24.5 million, compared to net income available to common shareholders for December 31, 2019 of $8.0 million, a $16.5 million, or 206.3% increase. For the year ended December 31, 2020, our income before income tax was $33.1 million, a $22.9 million, or 224.4%, increase from December 31, 2019. For the year ended December 31, 2020, compared to the year ended December 31, 2019, income before income tax increased primarily as a result of a $14.0 million, or 43.8%, increase in net interest income and an increase of $18.6 million, or 57.1%, in non-interest income. The increase in non-interest income was primarily the result of a $691.4 million increase in mortgage loans funded, which resulted in a $18.7 million increase in net gain on mortgage loans during the year ended December 31, 2020 compared to December 31, 2019. The increase in income before income taxes was partially offset by an increase of $5.8 million, or 10.7%, in non-interest expense, which was primarily due to an increase in expenses related to salaries and employee benefits and professional services.

Net Interest Income

The year ended December 31, 2020 compared with the year ended December 31, 2019. For the year ended December 31, 2020, compared to the year ended December 31, 2019, net interest income, before the provision for loan losses, increased $14.0 million, or 43.8%, to $46.1 million. This increase was partially attributable to a $381.8 million increase in average outstanding loan balances compared to December 31, 2019, and a 94 bps decrease in the average rate on interest bearing deposits, partially offset by a decrease in our average yield on loans to 3.94% for the year ended December 31, 2020 from 4.49% for the year ended December 31, 2019. For the year ended December 31, 2020, our net interest margin was 3.09% and our net interest spread was 2.92%. For the year ended December 31, 2019, our net interest margin was 2.99% and our net interest spread was 2.62%.

The increase in average loans outstanding for the year ended December 31, 2020 compared to the same periods in 2019 was primarily due to diversified growth across all loan categories. Net interest income is also impacted by changes in the amount and type of interest-earning assets and interest-bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest-earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average investment balances and lower average yields on the portfolio for the year ended December 31, 2020 compared to the same period in 2019. Our average available-for-sale securities balance during the year ended December 31, 2020 was $45.5 million, a decrease of $7.6 million from the year ended December 31, 2019. For the year ended December 31, 2020, our average yield on the available-for-sale securities portfolio decreased to 1.93%, from 2.40% the prior year.

Interest expense on deposits decreased during the year ended December 31, 2020 compared to the same period in 2019. Average rates on interest bearing deposits decreased 94 basis points, consistent with the lower interest rate environment. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $177.1 million compared to the prior year.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Year Ended December 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$129,670	$458	0.35%	$80,985	$1,732	2.14%
Available-for-sale securities(2)	45,466	878	1.93	53,063	1,274	2.40
Loans(3)	1,318,648	51,998	3.94	936,821	42,045	4.49
Interest-earning assets	1,493,784	53,334	3.57	1,070,869	45,051	4.21
Mortgage loans held for sale(4)	80,469	2,388	2.97	39,436	1,415	3.59
Total interest-earning assets, plus mortgage loans held for sale	$1,574,253	$55,722	3.54%	$1,110,305	$46,466	4.18%
Allowance for loan losses	(9,945)			(7,639)
Noninterest-earning assets	94,935			79,700
Total assets	$1,659,243			$1,182,366
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$976,108	$5,794	0.59%	$798,986	$12,263	1.53%
FHLB and Federal Reserve borrowings	122,773	584	0.48	12,217	250	2.05
Subordinated notes	13,812	854	6.18	6,560	477	7.27
Total interest-bearing liabilities	$1,112,693	$7,232	0.65%	$817,763	$12,990	1.59%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	383,271			222,058
Other liabilities	21,402			19,511
Total noninterest-bearing liabilities	$404,673			$241,569
Shareholders’ equity	141,877			123,034
Total liabilities and shareholders’ equity	$1,659,243			$1,182,366
Net interest rate spread(5)			2.92%			2.62%
Net interest income(6)		$46,102			$32,061
Net interest margin(7)			3.09%			2.99%
(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available-for-sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)	Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line of the income statement. These balances are excluded from the margin calculations in these tables.
(6)	Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)	Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held for sale, and expense paid on interest-bearing liabilities.
(8)	Net interest margin is equal to net interest income divided by average interest-earning assets (excluding mortgage loans held for sale).

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

	Year Ended December 31, 2020
	Compared to 2019
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$172	$(1,446)	$(1,274)
Available for sale securities	(147)	(249)	(396)
Loans	15,056	(5,103)	9,953
Total increase (decrease) in interest income	$15,081	$(6,798)	$8,283
Interest-bearing liabilities:
Interest-bearing deposits	1,051	(7,520)	(6,469)
FHLB and Federal Reserve borrowings	526	(192)	334
Subordinated notes	448	(71)	377
Total increase (decrease) in interest expense	$2,025	$(7,783)	$(5,758)
Increase in net interest income	$13,056	$985	$14,041

Non-Interest Income

The year ended December 31, 2020 compared with the year ended December 31, 2019. For the year ended December 31, 2020 compared to the year ended December 31, 2019, non-interest income increased $18.6 million, or 57.1%, to $51.2 million. The increase in non-interest income was attributable to higher net gain on mortgage loans, primarily related to a $691.4 million increase in mortgage loans funded from the prior year.

The table below presents the significant categories of our non-interest income for the year ended December 31, 2020 and 2019.

	Year Ended
	December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest income:
Trust and investment management fees	$19,022	$18,935	$87	0.5%
Net gain on mortgage loans	29,276	10,585	18,691	176.6
Bank fees	1,320	1,173	147	12.5
Risk management and insurance fees	1,199	1,205	(6)	(0.5)
Income on company-owned life insurance	363	377	(14)	(3.7)
Net gain on sale of securities	—	119	(119)	*
Net gain on sale of assets	—	183	(183)	*
Total non-interest income	$51,180	$32,577	$18,603	57.1%

________________

*Not meaningful

Trust and investment management fees— For the year ended December 31, 2020 compared to the same period in 2019, our trust and investment management fees remained relatively unchanged.

Net gain on mortgage loans— For the year ended December 31, 2020 compared to the year ended December 31, 2019, our net gain on mortgage loans increased by $18.7 million, or 176.6%, to $29.3 million. For the year ended December 31, 2020 and 2019, our origination volume of mortgage loans was $1.33 billion and $640.6 million, respectively. The net gain on sale of loans will fluctuate with the amount and type of loans sold and market conditions. The increase in gain on mortgage loans for the year ended December 31, 2020 compared to 2019 was primarily related to the increase in origination volume in 2020 compared to 2019. The increase in origination volume in 2020 was primarily related to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint, and management’s commitment and ability to capitalize on the mortgage environment.

Bank fees— For the year ended December 31, 2020 compared to the same period in 2019, our bank fees increased by $0.1 million or 12.5% mostly related to additional fees on MSLP loans.

Risk management and insurance fees— Risk management fees include fees earned by our risk management product group as a result of assisting clients with obtaining life insurance policies and fees from the trailing annuity revenue streams. For the years ended December 31, 2020 and 2019, the Company recognized $1.2 million of risk management fees.

Net gain on sale of securities/assets— For the year ended December 31, 2020, the Company did not sell securities/assets. For the year ended December 31, 2019, the Company recognized a net gain on sale of securities of $0.1 million and a net gain on sale of assets of $0.2 million related to the sale of our third party administrator services.

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the year ended December 31, 2020, we recorded $4.7 million of provision for loan losses, primarily resulting from an increase based on the additional variability surrounding the loan modifications made during the second quarter along with increased economic uncertainty related to the impact of the COVID-19 pandemic and overall loan growth.

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

Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio. Only two loans remained on modified terms at December 31, 2020.

Non-Interest Expense

The year ended December 31, 2020 compared with the year ended December 31, 2019. The increase in non-interest expense of 10.7% to $59.5 million for the year ended December 31, 2020, was primarily due to higher salaries and employee benefits expense, higher professional services expense, offset partially by a reduction in goodwill impairment charges.

The table below presents the significant categories of our non-interest expense for the periods noted:

	Year Ended
	December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Non-interest expense:
Salaries and employee benefits	$34,785	$31,810	$2,975	9.4%
Occupancy and equipment	6,009	5,562	447	8.0
Professional services	5,035	3,519	1,516	43.1
Technology and information systems	4,035	3,973	62	1.6
Data processing	4,000	3,065	935	30.5
Marketing	1,478	1,292	186	14.4
Amortization of other intangible assets	14	374	(360)	(96.3)
Goodwill impairment	—	1,572	(1,572)	*
Net loss on assets held for sale	553	—	553	*
Provision on other real estate owned	176	—	176	*
Other	3,452	2,617	835	31.9
Total non-interest expense	$59,537	$53,784	$5,753	10.7%

*Not meaningful

Salaries and employee benefits—The increase in salaries and employee benefits of $3.0 million, or 9.4%, was primarily related to added personnel from the Branch Acquisition and to support the growth in our Mortgage segment, and an increase in incentive compensation accruals driven by the strong financial performance of the Company.  These increases were partially offset by $2.9 million in deferred compensation in the form of loan origination costs related to PPP loan originations during 2020.

Occupancy and equipment—The increase in occupancy and equipment of $0.4 million, or 8.0%, was primarily driven by the addition of one full service profit center and the closing of two branch locations which were acquired in the Branch Acquisition.

Professional Services—The increase in professional services of $1.5 million, or 43.1%, was primarily driven by additional FDIC insurance expense related to our balance sheet growth, transaction expenses related to the Branch Acquisition, and an FDIC assessment credit offsetting expense in the year ended December 31, 2019.

Data processing—The increase in data processing costs of $0.9 million, or 30.5%, was primarily driven by an increase in core systems cost as a result of an increase in accounts and transactions related to the Branch Acquisition and growth in our Mortgage segment.

Marketing—The increase was driven by higher corporate advertising and agency related expenses, offset partially by lower client meal and entertainment related expenses.

Amortization of other intangible assets—The decrease in amortization of other intangible assets of $0.4 million, or 96.3%, was primarily due to certain intangibles becoming fully amortized during the year ended December 31, 2019.

Goodwill impairment—The decrease was due to a goodwill impairment charge of $1.6 million related to the Capital Management segment during the second quarter of 2019. No goodwill impairment charges were recorded in 2020. See Note 7 – Goodwill and Other Intangible Assets.

Net loss on assets held for sale—This amount represents the fair value adjustment on disposal groups held for sale. In the first quarter of 2020, we recorded an impairment loss on intangibles held for sale of $0.6 million related to the Capital Management segment.

Provision on other real estate owned—This amount represents the fair value adjustment for other real estate owned. During the year ended December 31, 2020, we incurred $0.2 million in losses as a result of sales contracts in place which were lower than the carrying value.

Other—The increase in other non-interest expense was driven by product related expenses, increased expense due to the growth in our balance sheet, and a $0.2 million SEC penalty in the previously reported Capital Management segment.

Income Tax

During the year ended December 31, 2020, the Company recorded an income tax provision of $8.5 million, reflecting an effective tax rate 25.8%. During the year ended December 31, 2019, the Company recorded an income tax provision of $2.2 million, reflecting an effective tax rate of 21.4%. The increase in the effective tax rate was primarily attributable to a $0.4 million valuation allowance recorded following the sale of the LA fixed income team as a result of the Company’s ability to utilize the full California NOL.

Segment Reporting

We have two reportable operating segments: Wealth Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature for which premiums are recognized, net of expenses, upon the sale of mortgage loans to third parties. Services provided by our Mortgage segment include soliciting, originating and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

The Company completed the sale of its LA fixed income team in the fourth quarter 2020. The LA fixed income team and the related assets made up a majority of the previously reported Capital Management Segment. As a result of the sale, the Company evaluated its reportable segments and determined the remaining assets in the Capital Management segment no longer met the thresholds to be a reportable segment.

For all periods presented, the Wealth Management segment includes the key metrics of the previously reported Capital Management segment.

The following table presents key metrics related to our segments:

	Year Ended December 31, 2020
	Wealth
(Dollars in thousands)	Management(1)	Mortgage	Consolidated
Income(2)	$63,256	$29,344	$92,600
Income before taxes	$12,086	$20,977	$33,063
Profit margin	19.1%	71.5%	35.7%

	Year Ended December 31, 2019
	Wealth
(Dollars in thousands)	Management(1)	Mortgage	Consolidated
Income(2)	$53,301	$10,675	$63,976
Income before taxes	$6,152	$4,040	$10,192
Profit margin	11.5%	37.8%	15.9%
(1)	Includes financial information previously reported under the Capital Management segment.
(2)	Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and For the Year Ended December 31,
(Dollars in thousands)	2020(1)		2019(1)		$ Change	% Change
Total interest income	$53,334		$45,051		$8,283	18.4%
Total interest expense	7,232		12,990		(5,758)	(44.3)
Provision for loan losses	4,682		662		4,020	607.3
Net interest income, after provision for loan losses	41,420		31,399		10,021	31.9
Non-interest income	21,836		21,902		(66)	(0.3)
Total income	63,256		53,301		9,955	18.7
Depreciation and amortization expense	1,035		1,453		(418)	(28.8)
All other non-interest expense	50,135	(2)	45,696	(3)	4,439	9.7
Income before income tax	$12,086		$6,152		$5,934	96.5%
Goodwill	$24,191		$19,686		$4,505	22.9%
Assets held for sale	—		3,553		(3,553)	*
Total assets	$1,798,416		$1,204,620		$593,796	49.3%

________________________________________

*Not meaningful

(1)	Periods include financial information previously reported under the Capital Management segment.
(2)	Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty in the previously reported Capital Management segment.
(3)	Includes goodwill impairment charge of $1.6 million in the previously reported Capital Management segment.

The Wealth Management segment reported income before income tax of $12.1 million for the year ended December 31, 2020, compared to $6.2 million, for the same period in 2019. The increase is primarily driven by an increase in average outstanding loan balances and a decrease in cost of funds, offset partially by increasing provision for loan losses and non-interest expense. During the year ended December 31, 2020, average loans increased $381.8 million and the cost of funds decreased to 0.48% from 1.25% compared to the year ended December 31, 2019.

Mortgage

	As of and For the Year Ended December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	29,344	10,675	18,669	174.9
Total income	29,344	10,675	18,669	174.9
Depreciation and amortization expense	70	218	(148)	(67.9)
All other non-interest expense	8,297	6,417	1,880	29.3
Income before income tax	$20,977	$4,040	$16,937	419.2%
Total assets	$175,239	$47,062	$128,177	272.4%

The Mortgage segment reported income before income tax of $21.0 million for the year ended December 31, 2020, compared to $4.0 million for the same period in 2019. The overall increase in non-interest income was primarily related to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint and management’s commitment and ability to capitalize on the mortgage environment. During the years ended December 31, 2020 and 2019, our origination volume was $1.33 billion and $640.6 million, respectively. During the year ended December 31, 2020, the Company originated $875.8 million in refinance loans compared to $292.7 million the prior year.

Financial Condition

The table below presents our condensed Consolidated Balance Sheets as of the dates presented:

	December 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$155,989	$78,638	$77,351	98.4%
Investments	36,666	58,903	(22,237)	(37.8)
Gross loans	1,532,833	998,007	534,826	53.6
Allowance for loan losses	(12,539)	(7,875)	(4,664)	59.2
Loans, net of allowance	1,520,294	990,132	530,162	53.5
Mortgage loans held for sale	161,843	48,312	113,531	235.0
Goodwill & other intangible assets, net	24,258	19,714	4,544	23.0
Company-owned life insurance	15,449	15,086	363	2.4
Other assets	59,156	37,344	21,812	58.4
Assets held for sale	—	3,553	(3,553)	*
Total assets	$1,973,655	$1,251,682	$721,973	57.7%
Deposits	$1,619,910	$1,086,784	$533,126	49.1%
Borrowings	173,854	16,560	157,294	949.8
Other liabilities	24,929	20,543	4,386	21.4
Liabilities held for sale	—	117	(117)	*
Total liabilities	1,818,693	1,124,004	694,689	61.8
Total shareholders’ equity	154,962	127,678	27,284	21.4
Total liabilities and shareholders’ equity	$1,973,655	$1,251,682	$721,973	57.7%

*Not meaningful

Cash and cash equivalents increased by $77.4 million, or 98.4%, to $156.0 million as of December 31, 2020 compared to December 31, 2019. The increase in liquidity was driven by organic growth in deposits related to new client relationships, increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth. During the same period, investments decreased by $22.2 million due to accelerated prepayments on mortgage backed securities, or 37.8%, to $36.7 million as of December 31, 2020. The Company elected not to reinvest cash flows into the investment portfolio and instead increased cash balances to support loan growth due to low yield environment in the securities market.

Loans increased by $534.8 million, or 53.6%, to $1.53 billion as of December 31, 2020 compared to December 31, 2019. The increase was driven by three primary factors: organic growth, PPP loan originations and the Branch Acquisition. We experienced growth in our all major loan categories with the largest growth coming in the Cash, Securities and Other category that includes $142.9 million in PPP loans.

Mortgage loans held for sale increased $113.5 million, or 235.0%, to $161.8 million as of December 31, 2020 compared to December 31, 2019. This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Goodwill and other intangible assets, net increased by $4.5 million as of December 31, 2020 compared to December 31, 2019. The increase was driven by the recording of $4.5 million in goodwill and $0.1 million of core deposit intangibles related to the Branch Acquisition.

Other assets increased by $21.8 million, or 58.4%, to $59.2 million as of December 31, 2020 compared to December 31, 2019. This was primarily related to a $8.7 million increase in balances related to unfunded mortgage IRLC, a $3.6 million increase in accrued interest receivable as a result of payment moratoriums related to loan modifications and PPP loans and a $3.1 million contingent consideration asset recorded as a result of the sale of the LA fixed income team.

Total deposits increased $533.1 million, or 49.1%, to $1.62 billion as of December 31, 2020 compared to December 31, 2019. The increase in total deposits from December 31, 2019 was attributable to organic growth and the Branch Acquisition. We experienced growth in all our major deposit categories with the largest increases coming from non-interest bearing accounts and money market deposit accounts.

Money market deposit accounts increased $231.9 million, or 37.7%, to $847.4 million as of December 31, 2020 compared to December 31, 2019. Time deposit accounts increased $37.8 million, or 28.0%, to $172.7 million as of December 31, 2020. Negotiable order of withdrawal ("NOW") accounts increased $21.1 million, or 23.0%, to $113.1 million compared to December 31, 2019. This increase in money market deposit and NOW accounts was primarily due to continued organic growth in our market areas.

Total borrowings increased $157.3 million, or 949.8%, to $173.9 million as of December 31, 2020 compared to December 31, 2019. The increase is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve in the amount of $134.6 million. Borrowing from this facility is expected to match fund the balances of PPP loans. During the year ended December 31, 2020, the Company completed the issuance and sale of subordinated notes in the aggregate principal amount of $18.0 million to support its capital objectives.

Total shareholders’ equity increased $27.3 million, or 21.4%, to $155.0 million as of December 31, 2020. The increase is primarily due to an increase in net income.

Assets Under Management

	Year Ended
	December 31,
(Dollars in millions)	2020	2019
Managed Trust Balance at Beginning of Period	$1,750	$1,380
New relationships	17	49
Closed relationships	(12)	(2)
Contributions	98	38
Withdrawals	(119)	(114)
Market change, net	156	399
Ending Balance	$1,890	$1,750
Yield*	0.17%	0.17%

Directed Trust Balance at Beginning of Period	$989	$789
New relationships	18	139
Closed relationships	(6)	—
Contributions	42	32
Withdrawals	(96)	(64)
Market change, net	4	93
Ending Balance	$951	$989
Yield*	0.08%	0.07%

Investment Agency Balance at Beginning of Period	$2,009	$1,846
New relationships	179	109
Closed relationships(2)	(451)	(72)
Contributions	268	145
Withdrawals	(231)	(257)
Market change, net	66	238
Ending Balance	$1,840	$2,009
Yield*	0.73%	0.66%

Custody Balance at Beginning of Period	$452	$356
New relationships	7	11
Closed relationships	(4)	(4)
Contributions	105	84
Withdrawals	(82)	(71)
Market change, net	40	76
Ending Balance	$518	$452
Yield*	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$988	$864
New relationships	23	7
Closed relationships	(60)	(69)
Contributions	133	84
Withdrawals	(85)	(63)
Market change, net	57	165
Ending Balance(1)	$1,056	$988
Yield*	0.15%	0.20%

Total Assets Under Management at Beginning of Period	$6,188	$5,235
New relationships	244	315
Closed relationships(2)	(533)	(147)
Contributions	646	383
Withdrawals	(613)	(569)
Market change, net	323	971
Total Assets Under Management	$6,255	$6,188
Yield*	0.30%	0.31%

*Trust & investment management fees divided by period-end balance.

(1)AUM reported for the current period are one quarter in arrears.

(2)Sale of LA fixed income team resulted in closed accounts of $330.6 million.

Assets under management increased $67.0 million, or 1.1%, to $6.26 billion for the year ended December 31, 2020. Assets under management increased $953.0 million, or 18.2%, to $6.19 billion for the year December 31, 2019. The sale of the LA fixed income team resulted in closed accounts of $330.6 million during the year ended December 31, 2020.  Excluding the impact of the sale, the increase in 2020 is primarily attributable to net market gains.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	23,806	798	—	24,604
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	1,616	61	—	1,677
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

The following table summarizes the amortized cost and estimated fair value of our investment securities as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage -backed securities—residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities—residential	2,935	11	(29)	2,917
Corporate CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

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

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%	$—	—%
Corporate Bonds	—	—	1,250	0.17	—	—	4,750	0.60
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	23,806	1.59
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,616	0.10
Corporate CMO and MBS	—	—	—	—	43	*	4,035	0.31
Total available-for-sale	$250	0.02%	$1,250	0.17%	$43	—%	$34,207	2.60%

* Not meaningful

	Maturity as of December 31, 2019
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	0.01%	$—	—%	$—	—%
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	45,490	2.28
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	2,935	0.14
Corporate CMO and MBS	—	—	—	—	52	—	10,373	0.66
Total available-for-sale	$—	—%	$250	0.01%	$52	—%	$58,798	3.08%

As of December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2020 and December 31, 2019, we had mortgage loans held for sale of $161.8 million and $48.3 million, respectively, in residential mortgage loans we originated.

Loan balances include the impacts of PPP and the Branch Acquisition. See Note 2 - Acquisitions of the accompanying Notes to Consolidated Financial Statements for additional information.

As of December 31, 2020, the Company has $142.9 million in PPP loans outstanding with $1.3 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two-year period, however if a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. As of February 28, 2021, the Company had submitted to the SBA 509 loans for forgiveness with original loan amounts of $142.0 million and had received forgiveness and receipt of funds on 456 loans totaling $78.5 million all related to the first round of the PPP. For PPP balances not forgiven, the remaining net fee is extended and amortized over a 5 year payback period.

The following table summarizes our loan portfolio by type of loan as of the dates indicated, in thousands:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$357,020	23.3%	$146,701	14.7%	$114,165	12.8%	$131,756	16.2%	$111,966	16.7%
Construction and Development	131,111	8.5	28,120	2.8	31,897	3.5	24,914	3.1	39,702	5.9
1-4 Family Residential	455,038	29.7	400,134	40.2	350,852	39.3	282,014	34.7	242,221	36.0
Non-Owner Occupied CRE	281,943	18.4	165,179	16.6	173,741	19.5	176,987	21.8	152,317	22.7
Owner Occupied CRE	163,042	10.6	127,968	12.8	108,480	12.2	92,742	11.4	62,879	9.4
Commercial and Industrial	146,031	9.5	128,457	12.9	113,660	12.7	104,284	12.8	62,940	9.3
Total loans held for investment(1)	$1,534,185	100.0%	$996,559	100.0%	$892,795	100.0%	$812,697	100.0%	$672,025	100.0%
Mortgage loans held for sale	$161,843		$48,312		$14,832		$22,940		$8,053
(1)	Loans held for investment exclude deferred costs (fees) and unamortized premiums/ (unaccreted discounts), net of $(1.4) million, $1.4 million, $1.2 million, $1.0 million and $0.8 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
●	Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of December 31, 2020.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans are included in this category as of December 31, 2020.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred costs (fees), and unamortized premiums/ (unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of December 31, 2020
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$90,053	$259,611	(1)	$7,356	$357,020
Construction and Development	78,900	50,703		1,508	131,111
1-4 Family Residential	41,212	78,359		335,467	455,038
Non-Owner Occupied CRE	25,801	175,476		80,666	281,943
Owner Occupied CRE	8,355	54,403		100,284	163,042
Commercial and Industrial	47,397	68,607		30,027	146,031
Total loans	$291,718	$687,159		$555,308	$1,534,185
Amounts with fixed rates	$76,131	$469,155		$205,548	$750,834
Amounts with floating rates	215,587	218,004		349,760	783,351
Total loans	$291,718	$687,159		$555,308	$1,534,185

(1) Includes PPP loans.

	As of December 31, 2019
	One Year	One Through	After
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Cash, Securities and Other	$66,634	$68,326	$11,741	$146,701
Construction and Development	9,126	16,953	2,041	28,120
1-4 Family Residential	32,300	96,886	270,948	400,134
Non-Owner Occupied CRE	13,286	113,457	38,436	165,179
Owner Occupied CRE	9,540	32,861	85,567	127,968
Commercial and Industrial	37,341	78,022	13,094	128,457
Total loans	$168,227	$406,505	$421,827	$996,559
Amounts with fixed rates	$58,289	$251,378	$128,452	$438,119
Amounts with floating rates	109,938	155,127	293,375	558,440
Total loans	$168,227	$406,505	$421,827	$996,559

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

As of December 31, 2020, the Company’s loans include two modified loans, including acquired loans, across multiple industries in the amount of $2.1 million, representing 0.13% of total loans.

The following presents loans modifications as a result of COVID-19 as of December 31, 2020 (dollars in thousands):

	Total Loans	# of Loans Modified	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$357,020	—	$—	—%
Construction and Development	131,111	—	—	—
1-4 Family Residential	455,038	1	346	0.02
Non-Owner Occupied CRE	281,943	—	—	—
Owner Occupied CRE	163,042	1	1,716	0.11
Commercial and Industrial	146,031	—	—	—
Total Loans	$1,534,185	2	$2,062	0.13%

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

The Company had eighty-nine loans across multiple industries in the amount of $160.8 million of loans that took part in the Company’s COVID loan modification program. No loans in the loan modification program were delinquent according to Bank policy as of December 31, 2020. Two loans, in the aggregate amount of $2.1 million, were still in the modification period as of December 31, 2020.

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. During the year ended December 31, 2020, we incurred $0.2 million in losses as a result of sales contracts in place which were lower than the carrying value.

The amount of lost interest for non-accrual loans was $0.2 million and $0.4 million for the year ended December 31, 2020 and 2019, respectively.

We had $4.3 million in non-performing assets as of December 31, 2020 compared to $12.9 million as of December 31, 2019. The $8.6 million decrease in our non-performing assets was primarily related to the payoff of a $5.1 million Commercial and Industrial loan, a $0.8 million paydown on another Commercial and Industrial loan, and $2.8 million paydown on a Cash, Securities, and Other loan during the year ended December 31, 2020.

The following table presents information regarding non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-accrual loans by category (1)
Cash, Securities and Other	$50	$2,803	$11,252	$—	$—
Construction and Development	—	—	—	—	—
1-4 Family Residential	—	—	—	1,171	—
Non-Owner Occupied CRE	—	—	—	—	—
Owner Occupied CRE	479	—	—	—	—
Commercial and Industrial	3,529	4,412	1,735	1,835	3,607
Total non-accrual loans	4,058	7,215	12,987	3,006	3,607
TDRs still accruing	—	5,055	4,848	—	—
Accruing loans 90 or more days past due	—	—	1,217	1,217	—
Total non-performing loans	4,058	12,270	19,052	4,223	3,607
OREO	194	658	658	658	2,836
Total non-performing assets	$4,252	$12,928	$19,710	$4,881	$6,443
Ratio of non-performing loans to total loans(2)	0.26%	1.23%	2.13%	0.52%	0.54%
Ratio of non-performing assets to total assets	0.22	1.03	1.82	0.50	0.70
Allowance as a percentage of non-performing loans	308.99%	64.18%	39.11%	172.55%	179.60%
(1)	As of December 31, 2020, two non-accrual loans, totaling $0.5 million, were not also classified as a TDR. As of December 31, 2019, all non-accrual loans were also classified as TDRs. See Note 5 – Loans and the Allowance for Loan Losses to the Consolidated Financial Statements.
(2)	Excludes mortgage loans held for sale of $161.8 million, $48.3 million, $14.8 million, $22.9 million and $8.1 million as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

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

As of December 31, 2020 and December 31, 2019 non-performing loans of $4.1 million and $12.3 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of December 31, 2020				As of December 31, 2019
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020	$143,898	$—	$2,803	$146,701
Construction and Development	131,111	—	—	131,111	28,120	—	—	28,120
1-4 Family Residential	451,918	—	3,120	455,038	395,224	—	4,910	400,134
Non-Owner Occupied CRE	275,627	6,316	—	281,943	164,021	1,158	—	165,179
Owner Occupied CRE	161,850	—	1,192	163,042	127,968	—	—	127,968
Commercial and Industrial	140,432	—	5,599	146,031	114,241	—	14,216	128,457
Total	$1,517,908	$6,316	$9,961	$1,534,185	$973,472	$1,158	$21,929	$996,559

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes that a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and dollar volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the year ended December 31, 2020, the Company increased its allowance for loan losses to account for the additional variability surrounding the loan modifications made during the year and increased economic uncertainty related to the COVID-19 pandemic. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of December 31, 2020.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Average loans outstanding(1)(2)	$1,318,648	$936,821	$849,263	$740,903	$647,228
Gross loans outstanding at end of period(3)	$1,532,833	$998,007	$893,966	$813,689	$672,815
Allowance for loan losses at beginning of period	$7,875	$7,451	$7,287	$6,478	$5,956
Provision for loan losses	4,682	662	180	788	985
Charge-offs:
Cash, Securities and Other	31	248	16	—	124
Construction and Development	—	—	—	—	—
1-4 Family Residential	—	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—	—
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	—	—	687
Total charge-offs	31	248	16	—	811
Recoveries:
Cash, Securities and Other	13	10	—	10	17
Construction and Development	—	—	—	—	163
1-4 Family Residential	—	—	—	11	33
Non-Owner Occupied CRE	—	—	—	—	135
Owner Occupied CRE	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Total recoveries	13	10	—	21	348
Net charge-offs (recoveries)	18	238	16	(21)	463
Allowance for loan losses at end of period	$12,539	$7,875	$7,451	$7,287	$6,478
Ratio of allowance to end of period loans(4)	0.82%	0.79%	0.83%	0.90%	0.96%
Ratio of net charge-offs to average loans(5)	—%	0.03%	—%	—%	0.07%
(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $80.5 million, $39.4 million, $21.8 million, $12.7 million and $19.0 million for the years ended for December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(3)	Excludes mortgage loans held for sale of $161.8 million, $48.3 million, $14.8 million, $22.9 million, and $8.1 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(4)	End of period loans at December 31, 2020 includes $127.2 million in acquired loans and $142.9 million in PPP loans of which $12.9 million are acquired PPP loans. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the year ended December 31, 2020
(5)	For percentages shown as a dash, the ratio of net charge-offs to average loans is negligible or immaterial.

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

	As of December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,579	23.3%	$1,058	14.7%	$764	12.8%	$1,066	16.2%	$846	16.7%
Construction and development	932	8.5	200	2.8	232	3.5	202	3.1	301	5.9
1-4 Family Residential	3,233	29.7	2,850	40.2	2,552	39.3	2,283	34.7	1,833	36.0
Non-Owner Occupied CRE	2,004	18.4	1,176	16.6	1,264	19.5	1,433	21.8	1,153	22.7
Owner Occupied CRE	1,159	10.6	911	12.8	789	12.2	751	11.4	476	9.4
Commercial and Industrial	2,632	9.5	1,680	12.9	1,850	12.7	1,552	12.8	1,869	9.3
Total allowance for loan losses	$12,539	100.0%	$7,875	100.0%	$7,451	100.0%	$7,287	100.0%	$6,478	100.0%
(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. As a result of the Tax Cuts and Jobs Act of 2017, our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. As a result of book and tax basis differences, our deferred tax assets, net for year ended December 31, 2020 increased $1.0 million from December 31, 2019. This increase was primarily driven by higher provision for loan losses along with higher incentive accruals. The increase was partially offset by a $0.4 million valuation allowance related to the California net operating loss carry forward following the completion of the sale of our LA fixed income team.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $533.1 million, or 49.1%, to $1.62 billion as of December 31, 2020 from December 31, 2019. Total average deposits for the year ended December 31, 2020 were $1.36 billion, an increase of $338.3 million, or 33.1%, compared to $1.02 billion as of December 31, 2019. The increase in total deposits from December 31, 2019 was attributable to organic growth and the Branch Acquisition.  Organic growth was due to our general deposit growth initiatives, the cross-selling of products, the skills of our sales and service team, as well as additional deposits added from our trust and investment management relationships for which we also provide deposit products. The decrease in average rates in 2020 was driven primarily by the lower interest rate environment.

The following table presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Year Ended December 31,
	2020		2019
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$719,946	0.46%	$548,776	1.57%
NOW accounts	92,383	0.25	77,071	0.32
Certificates and other time deposits > $250k	59,996	1.69	52,593	2.10
Certificates and other time deposits < $250k	98,231	1.28	117,585	1.96
Total time deposits	158,227	1.44	170,178	2.01
Savings accounts	5,552	0.08	2,961	0.20
Total interest-bearing deposits	976,108	0.59	798,986	1.53
Noninterest-bearing accounts	383,271		222,058
Total deposits	$1,359,379	0.43%	$1,021,044	1.20%

Average noninterest-bearing deposits to average total deposits was 28.2% and 21.7% for the year ended December 31, 2020 and 2019, respectively.

Our average cost of funds was 0.48% and 1.25% during the year ended December 31, 2020 and 2019, respectively. The decrease was driven by a 94 basis point reduction in interest bearing deposit costs consistent with the lower interest rate environment.

Total money market accounts as of December 31, 2020 were $847.4 million, an increase of $231.9 million, or 37.7%, compared to $615.6 million as of December 31, 2019. NOW accounts increased $21.1 million, or 23.0%, to $113.1 million compared to December 31, 2019.

Total time deposits as of December 31, 2020 were $172.7 million, an increase of $37.8 million, or 28.0%, compared to December 31, 2019. The increase in deposits from December 31, 2019 was attributable to organic growth and the Branch Acquisition.

The following table represents the amount of certificates of deposit by time remaining until maturity as of December 31, 2020:

	As of December 31, 2020
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$5,529	$8,114	$30,073	$29,685	$73,401
Other	18,318	20,905	42,297	17,761	99,281
Total	$23,847	$29,019	$72,370	$47,446	$172,682

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2020 and December 31, 2019, borrowings totaled $173.9 million and $16.6 million, respectively.

During the year ended December 31, 2020, the Company completed the issuance and sale of subordinated notes totaling $18.0 million. The increase in other borrowings is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $134.6 million. Borrowing from this facility is expected to match fund the balances of PPP loans. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2020	2019
Borrowings
FHLB borrowings	$15,000	$10,000
Federal Reserve borrowings	134,563	—
Subordinated notes	24,291	6,560
Total	$173,854	$16,560

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2020 and December 31, 2019 amounted to $668.6 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $441.8 million as of December 31, 2020.

As of and for the
Year Ended
December 31,
(Dollars in thousands)	2020
Short-term borrowings:
Maximum outstanding at any month-end during the period	$28,000
Balance outstanding at end of period	15,000
Average outstanding during the period	$15,880
Average interest rate during the period	0.75%
Average interest rate at the end of the period	0.32%

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2020 and 2019, there were no amounts outstanding on any of the federal funds lines.

As of December 31, 2019, we had a Restated Revolving Credit Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million with no balance outstanding. The Company renewed the Restated Revolving Credit Note under a new Business Loan Agreement and associated Promissory Note on October

28, 2020 to be effective as of June 30, 2020. As of December 31, 2020, the Promissory Note had a borrowing capacity under this facility of $5.0 million and had no balance outstanding.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2020 and December 31, 2019, the Company was in compliance with the covenant requirements.

Liquidity and Capital Resources

Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which primarily contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds primarily include the ability to borrow from FHLB, other correspondent banks and the use of brokered deposits.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.

	Average Percentage for the Year Ended
	December 31,
	2020	2019
Sources of Funds:
Deposits:
Noninterest-bearing	23.10%	18.78%
Interest-bearing	58.83	67.58
FHLB and Federal Reserve borrowings	7.40	1.03
Subordinated notes	0.83	0.55
Other liabilities	1.29	1.65
Shareholders’ equity	8.55	10.41
Total	100%	100%
Uses of Funds:
Total loans	78.87%	78.58%
Available-for-sale securities	2.74	4.49
Mortgage loans held for sale	4.85	3.34
Interest-bearing deposits in other financial institutions	7.82	6.85
Noninterest-earning assets	5.72	6.74
Total	100%	100%
Average noninterest-bearing deposits to total average deposits	28.19%	21.75%
Average loans to total average deposits	97.00	91.75
Average interest-bearing deposits to total average deposits	71.81%	78.25%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $27.3 million, or 21.4%, to $155.0 million as of December 31, 2020 compared to December 31, 2019. The increase is primarily due to net income of $24.5 million, $2.5 million of stock-based compensation charges, and other comprehensive income, net of tax of $0.8 million. During the year ended December 31, 2020, the Bank’s capital was also positively impacted by $3.7 million following the closure of the Capital Management segment as a result of the Bank assuming the remaining Goodwill of First Western Capital Management. These increases were partially offset by stock repurchases of $0.4 million and $0.3 million of share awards settled.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

During the year ended December 31, 2020, the Company repurchased 23,105 shares at an average price of $16.59. See Note 12 – Shareholders’ Equity for a breakout of repurchased shares by repurchase plan.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2020 and December 31, 2019, respectively, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. During the year ended December 31, 2020, the Company made a $10.0 million capital injection into the Bank as a result of the growth due to the acquisition. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%	$99,461	10.67%
Consolidated Company	131,507	9.96	105,821	11.31
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	133,963	10.22	99,461	10.67
Consolidated Company	131,507	9.96	105,821	11.31
Total capital to risk-weighted assets
Bank	146,853	11.20	107,509	11.53
Consolidated Company	168,957	12.80	120,429	12.87
Tier 1 capital to average assets
Bank	133,963	7.62	99,461	8.09
Consolidated Company	$131,507	7.45%	$105,821	8.58%

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

The following table presents future contractual obligations to make future payments for the periods indicated (amounts in thousands):

	As of December 31, 2020
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$—	$149,563	$—	$—		$149,563
Subordinated notes	—	—	—	24,291	(1)	24,291
Time deposits	125,238	43,180	4,241	23		172,682
Minimum lease payments	3,323	6,176	4,568	867		14,934
Total	$128,561	$198,919	$8,809	$25,181		$361,470
(1)	Reflects contractual maturity dates of December 31, 2026, March 31, 2030, and December 1, 2030.

The following tables present financial instruments whose contract amounts represent credit risk, as of the dates indicated.

	December 31,		December 31,
	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$78,506	$360,883	$32,896	$290,653
Standby letters of credit	1,933	17,524	1,759	24,197
Commitments to make loans to sell	370,512	—	47,354	—
Commitments to make loans	$24,225	$25,316	$—	$—

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

	As of December 31, 2020		As of December 31, 2019
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	9.04%	19.52%	(5.76)%	(9.33)%
200	5.77	16.02	(2.97)	(3.45)
100	2.73	9.58	(1.18)	(0.13)
Base	—	—	—	—
−100	(2.83)%	(27.89)%	(0.16)%	(9.99)%

The model simulations as of December 31, 2020 imply that our balance sheet is slightly more asset sensitive compared to our balance sheet as of December 31, 2019, but maintains a fairly neutral position.

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

Our assets and liabilities are substantially monetary in nature. Therefore, changes in interest rates can significantly impact our performance beyond the general effects of inflation. Interest rates do not necessarily move in the same direction or magnitude as prices of general goods and services, while other operating expenses can be correlated with the impact of general levels of inflation.

.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-51 of this Annual Report on Form 10-K.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Western Financial, Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 12, 2021

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,405	$4,180
Interest-bearing deposits in other financial institutions	153,584	74,458
Total cash and cash equivalents	155,989	78,638

Available-for-sale securities, at fair value	36,666	58,903
Correspondent bank stock, at cost	2,552	585
Mortgage loans held for sale	161,843	48,312
Loans, net of allowance of $12,539 and $7,875	1,520,294	990,132
Premises and equipment, net	5,320	5,218
Accrued interest receivable	6,618	3,048
Accounts receivable	4,865	5,238
Other receivables	1,422	1,006
Other real estate owned, net	194	658
Goodwill and other intangible assets, net	24,258	19,714
Deferred tax assets, net	6,056	5,047
Company-owned life insurance	15,449	15,086
Other assets	32,129	16,544
Assets held for sale	—	3,553
Total assets	$1,973,655	$1,251,682

LIABILITIES
Deposits:
Noninterest-bearing	$481,457	$240,068
Interest-bearing	1,138,453	846,716
Total deposits	1,619,910	1,086,784
Borrowings:
Federal Home Loan Bank Topeka and Federal Reserve borrowings	149,563	10,000
Subordinated notes	24,291	6,560
Accrued interest payable	453	299
Other liabilities	24,476	20,244
Liabilities held for sale	—	117
Total liabilities	1,818,693	1,124,004

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Convertible preferred stock - no par value; 150,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,951,773 and 7,940,168 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	144,703	142,797
Retained earnings (accumulated deficit)	9,579	(14,955)
Accumulated other comprehensive income (loss)	680	(164)
Total shareholders’ equity	154,962	127,678
Total liabilities and shareholders’ equity	$1,973,655	$1,251,682

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$51,998	$42,045
Investment securities	878	1,274
Federal funds sold and other	458	1,732
Total interest and dividend income	53,334	45,051

Interest expense:
Deposits	5,794	12,263
Other borrowed funds	1,438	727
Total interest expense	7,232	12,990
Net interest income	46,102	32,061
Less: provision for loan losses	4,682	662
Net interest income, after provision for loan losses	41,420	31,399

Non-interest income:
Trust and investment management fees	19,022	18,935
Net gain on mortgage loans	29,276	10,585
Bank fees	1,320	1,173
Risk management and insurance fees	1,199	1,205
Income on company-owned life insurance	363	377
Net gain on sale of securities	—	119
Net gain on sale of assets	—	183
Total non-interest income	51,180	32,577
Total income before non-interest expense	92,600	63,976

Non-interest expense:
Salaries and employee benefits	34,785	31,810
Occupancy and equipment	6,009	5,562
Professional services	5,035	3,519
Technology and information systems	4,035	3,973
Data processing	4,000	3,065
Marketing	1,478	1,292
Amortization of other intangible assets	14	374
Goodwill impairment	—	1,572
Net loss on assets held for sale	553	—
Provision for other real estate owned	176	—
Other	3,452	2,617
Total non-interest expense	59,537	53,784
Income before income taxes	33,063	10,192
Income tax expense	8,529	2,183
Net income available to common shareholders	$24,534	$8,009
Earnings per common share:
Basic	$3.11	$1.02
Diluted	$3.08	$1.01

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019
Net income	$24,534	$8,009
Other comprehensive income items, net of tax effect:
Net change in unrealized gains on available-for-sale securities	844	1,262
Reclassification adjustment for realized gains included in earnings	—	94
Total other comprehensive income	844	1,356
Comprehensive income	$25,378	$9,365

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Shares		Retained	Accumulated
		Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2018	7,968,420	$141,359	$(23,199)	$(1,285)	$116,875

Net income	—	—	8,009	—	8,009
Other comprehensive income, net of tax	—	—	—	1,356	1,356
Settlement of share awards	15,446	(110)	—	—	(110)
Adoption of ASU 2018-02	—	—	235	(235)	—
Share repurchase	(43,698)	(743)	—	—	(743)
Stock-based compensation	—	2,291	—	—	2,291
Balance, December 31, 2019	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	24,534	—	24,534
Other comprehensive income, net of tax	—	—	—	844	844
Settlement of share awards	34,710	(261)	—	—	(261)
Share repurchase	(23,105)	(377)	—	—	(377)
Stock-based compensation	—	2,544	—	—	2,544
Balance, December 31, 2020	7,951,773	$144,703	$9,579	$680	$154,962

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$24,534	$8,009
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,105	1,671
Deferred income tax benefits, net of valuation allowance	(1,300)	(1,216)
Stock-based compensation	2,544	2,291
Provision for loan losses	4,682	662
Net amortization of investment securities	442	226
Stock dividends received on correspondent bank stock	(17)	(29)
Increase in cash surrender value of company-owned life insurance	(363)	(377)
Net gain on mortgage loans	(29,276)	(10,585)
Origination of mortgage loans held for sale	(1,331,989)	(640,575)
Proceeds from mortgage loans	1,238,881	615,961
Gain on sale of securities	—	(119)
Gain on sale of assets	(43)	(183)
Loss on assets held for sale	553	—
Loss on impairment of goodwill	—	1,572
Provision for other real estate owned	176	—
Accounts receivable	355	(728)
Accrued interest receivable and other assets	(4,473)	(522)
Accrued interest payable and other liabilities	858	2,429
Net cash used in operating activities	(93,331)	(21,513)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	28,639	9,598
Sales	—	7,506
Purchases	(6,000)	(31,063)
Purchases of correspondent bank stock	(1,950)	(1,286)
Redemption of correspondent bank stock	—	3,218
Purchases of premises and equipment	(1,205)	(415)
Proceeds from sale of premises and equipment	10	—
Proceeds from sale of other real estate owned	288	—
Net cash paid on acquisitions (Note 2)	(61,316)	—
Loan and note receivable originations and principal collections, net	(414,486)	(103,937)
Net cash used in investing activities	(456,020)	(116,379)
Cash flows from financing activities
Net change in deposits	470,046	149,026
Proceeds from subordinated notes	18,000	—
Repurchase of common stock	(377)	(743)
Settlement of restricted stock	(261)	(110)
Recognition of capitalized subordinated notes issuance costs	(269)	—
Payments to Federal Reserve borrowings	(69,750)	—
Proceeds from Federal Reserve borrowings	204,313	—
Payments to Federal Home Loan Bank Topeka borrowings	(30,000)	(72,346)
Proceeds from Federal Home Loan Bank Topeka borrowings	35,000	67,346
Net cash provided by financing activities	626,702	143,173

Net change in cash and cash equivalents	77,351	5,281
Cash and cash equivalents, beginning of year	78,638	73,357
Cash and cash equivalents, end of year	$155,989	$78,638
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$7,078	$12,922
Income tax payment, net of refunds received	11,763	2,476
Cash paid for amounts included in the measurement of lease liabilities	5,659	5,351
Supplemental noncash disclosures:
Reclass of held for sale assets, net of liabilities	(2,990)	3,436
Contingent asset resulting from sale of held for sale assets	3,062	—
Adoption of ASU 2018-02 - Reclassification of stranded tax effects	—	235
Change in unrealized gain on available for sale securities	1,113	1,831
Lease right-of-use-asset obtained in exchange for lease liabilities	$3,600	$16,580
See Note 2 - Acquisitions regarding noncash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation: The consolidated financial statements include the accounts of First Western Financial, Inc. ("FWFI"), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the "Company", "we", "us", or "our").

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the "Bank") Ryder, Stilwell Inc. ("RSI"), and First Western Capital Management Company ("FWCM"). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly-owned by FWFI: First Western Merger Corporation ("Merger Corp."), and RRI, LLC ("RRI"). FWCM became inactive during the current year. RSI and RRI are also not active operating entities.

The Company provides a fully-integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for financial information, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), and where applicable, reporting practices prescribed for the banking and investment advisory industries.

Consolidation: The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

On May 15, 2020, the Company completed a branch purchase and assumption transaction ("Branch Acquisition") with Simmons Bank ("Simmons"). Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date. For additional information, see Note 2.

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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole and Laramie, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2020 and December 31, 2019, 66.9% and 71.7%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: Investments we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. As of December 31, 2020 and 2019, all investment securities were classified as available-for-sale. As of December 31, 2020, equity mutual funds have been recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Other line of the Consolidated Statements of Income.

The Company invests in projects to create affordable housing. These investments are classified as Other assets on the Consolidated Balance Sheets. Investments in affordable housing projects that qualify for low-income housing tax credits ("LIHTC") are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income.

Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses in Non-interest income.

Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to loss on securities, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of December 31, 2020 and 2019, no securities were determined to be other-than-temporarily impaired.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Correspondent Bank Stock: Correspondent bank stock includes stock in both the Federal Home Loan Bank of Topeka ("FHLB") and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2020 and 2019. Both cash and stock dividends are reported as income when received.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value. Net unrealized losses, if any, are recorded and charged to earnings. Servicing rights are released when the associated mortgage loans are sold. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs and recoveries, net of deferred costs (fees) and unamortized premiums/ (unaccreted discounts), and the allowance for loan losses. Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees, net of certain direct origination costs on commitments and letters of credit, are amortized to interest income over the commitment period.

Past Due Loans: The accrual of interest on loans is discontinued at the time the loan becomes 90 days delinquent unless the loan is well secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged off if collection of interest or principal is considered doubtful.

Interest accrued but not collected is charged off against interest income at the time a loan is placed on non-accrual status. The interest collected on non-accrual loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans can be returned to accrual status when there is a sustained period of repayment performance (usually six-months or longer) and the collectability of future payments is reasonably assured.

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

COVID-19 Loan Modifications: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company was offering loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years, primarily for a period of 180 days or less.

During 2020, the Company’s loan portfolio included 89 loans totaling $160.8 million, which participated in the Company’s COVID-19 loan modification program. As of December 31, 2020, only two loans remain in their payment deferral term, including acquired loans, in the amount of $2.1 million, representing 0.13% of total loans.

COVID-19 and CARES Act: On March 11, 2020 the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the United States and the around the world. In response to the COVID-19 pandemic, the President signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law on March 27, 2020. The objective of the CARES Act is to prevent a severe economic downturn using various measures, including economic stimulus to significantly impacted industry sectors. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other government actions. However, the extent to which the COVID-19 pandemic will impact our operations and financial results is highly uncertain.

The CARES Act created the paycheck protection program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans during the year ended December 31, 2020. A second round of PPP funding was made available by the SBA in January 2021 and the Company is originating loans under the new round of funding. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 5 - Loans and the Allowance for Loan Losses for further discussion on our PPP loans.

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as TDRs. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of December 31, 2020. In accordance with that guidance, the Company is recognizing interest income on all loans modified for temporary payment moratoriums. See Note 5 - Loans and the Allowance for Loan Losses for further discussion on our loan modification program.

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The Company is a participant in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company may sell a 95% participation in a new MSLP loan to the Main Street Special Purpose Vehicle ("SPV") at par value. The Company must retain 5% of the MSLP loan until (i) it matures or (ii) neither the Main Street SPV nor a Governmental Assignee holds an interest in MSLP Loan in any capacity, whichever comes first. See Note 5 - Loans and the Allowance for Loan Losses for further discussion on our participation in the program.

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the year ended December 31, 2020, the Company increased its allowance to account for the additional variability surrounding the loan modifications and increased economic uncertainty related to the COVID-19 pandemic. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan losses.

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

The allowance for loan losses is comprised of specific loan loss reserves and general loan loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general loan loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general loan loss reserve is based on historical loss experiences adjusted for nine qualitative factors on all loans in the portfolio not considered impaired. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans. The nine qualitative factors the Company considers are:

1.	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
2.	Levels and trends in net charge-offs.
3.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
4.	Changes in the nature or volume of the loan portfolio and in the terms of loans.
5.	Changes in the experience, ability, and depth of lending management and other relevant staff.
6.	Changes in the volume and severity of past due loans.
7.	Changes in the quality of the loan review system and associated grading changes.
8.	Change in the level of overdrafts.
9.	Levels and status of loans modified as a result of COVID-19.

The following portfolio segments have been identified:

●	Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of December 31, 2020.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate ("CRE"), Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. This category includes MSLP loans as of December 31, 2020.

The reserve for unfunded commitments represents the estimate for probable loan losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include commercial and standby letters of credit, unused lines of credit, and unfunded loan commitments expected to be funded.

The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for loan losses, adjusted for estimated funding probabilities. Changes to the level of the reserve for unfunded commitments are recognized through the provision for loan losses for off-balance sheet credit exposures, included in the non-interest Other expense line of the Consolidated Statements of Income.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Prior to participating in the MSLP, the Company obtained a true sale opinion with regards to the legal isolation condition of the contract. Legal counsel determined that given the facts and circumstances provided, consistent with the FDIC rule entitled “Treatment of financial assets transferred in connection with a securitization or participation”, 12 C.F.R. §360.6, that the MSLP documents would be considered a true sale to the buyer.  As such, Management concludes the MSLP loans qualify for sales accounting treatment and are true sales contracts under GAAP.

Premises and Equipment: Premises and equipment are carried at cost, net of accumulated depreciation, with the exception of artwork, which is carried at cost. Leasehold improvements are depreciated using the straight-line method and recognized over the shorter of the lease term or estimated useful lives of the assets, ranging from 7 to 15 years. Furniture/equipment and software are depreciated using the straight-line method and recognized over the estimated useful lives of the assets, ranging from 3 to 7 years.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their implied fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on a straight-line basis over periods representing the estimated remaining lives of the assets of one to fifteen years, and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. As of December 31, 2020, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.

Accounts Receivable: Accounts receivable primarily represents the billed but unpaid fees from trust and investment advisory services owed by clients, which are typically calculated as a percentage of average invested balances. The majority of the Company’s investment advisory clients are billed quarterly in arrears based on the daily average balance in the client’s trust or investment accounts for that quarter.

Other Receivables: Other accounts receivable represents compensation paid to employees that is contingent on future employment and recognized in the Consolidated Statements of Income over the estimated service period, sales of investments and assets in which the Company has obtained a firm commitment as of the balance sheet dates, and fees due from the SBA related to PPP.

Leases: Leases represent a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company leases certain identified assets from third parties. Leases in which the Company is determined to be the lessee are primarily operating leases. Effective January 1, 2019, operating leases are included in the Other assets and Other liabilities line items of the Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of 12 months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Company’s Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less selling costs, at the date of foreclosure, establishing a new cost basis in the asset. Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through similar legal agreement. Subsequent to foreclosure, valuations are periodically performed by management, with any subsequent declines in value recorded as a charge to expense through an impairment recorded directly against the other real estate owned assets. Changes in the valuation allowance are recorded as provision for losses on other real estate owned. Revenue and expenses from operations related to other real estate owned are included in the provision on other real estate owned line of the Consolidated Statements of Income.

Company-Owned Life Insurance: The Company has purchased life insurance policies on certain current and former officers and key employees. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks and forward delivery commitments) to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. In order to hedge the change in interest rates resulting from its commitments to fund the loans, the Company enters into forward commitments for future delivery of mortgage loans when interest rate locks are entered into. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in the Net gains on mortgage loans line of the Consolidated Statements of Income.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of taxes, which is also recognized as a separate component of equity.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

Deposits: Deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Borrowings: Short-term and long-term borrowing sources utilized to supplement deposits and meet liquidity needs. A blanket pledge and security agreement is in place with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies.

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

Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Performance based incentive fees earned with respect to investment management contracts for the year ended December 31, 2019 were immaterial. No performance based incentive fees were earned for the year ended December 31, 2020. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 are considered in scope of Topic 606.

Transition of LIBOR to an Alternative Reference Rate: In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR") announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending past December 31, 2021. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems and operations, fallback language, and other aspects of planning. The Company has prepared a timeline to transition from LIBOR before the end of 2021.

Restrictions on Cash: During the year ended December 31, 2020, the Board of Governors of the Federal Reserve System reduced reserve requirement ratios to zero percent. This action eliminated reserve requirements for all depository institutions.

Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) ("ASU 2018-13"). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

In April 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ("ASU 2020-04"), ASU 2020-04 is intended to provide relief for companies preparing for discontinuation of interest rates based on LIBOR. The ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or other reference rates expected to be discontinued. ASU 2020-04 also provides for a one-time sale and/or transfer to available-for-sale or trading to be made for held-to-maturity debt securities that both reference an eligible reference rate and were classified as held-to-maturity before January 1, 2020. ASU 2020-04 was effective for all entities as of March 12, 2020 and through December 31, 2022. Companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 or any date thereafter. The guidance requires companies to apply the guidance prospectively to contract modifications and hedging relationships while the one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made any time after March 12, 2020. ASU 2020-04 was effective for the Company on March 12, 2020 and did not have a material impact on the Company’s financial statement disclosures.

Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2020.

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, as amended ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings and the allowance for loan losses as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 was set to be effective for most public companies on January 1, 2020. However, at the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for smaller reporting companies ("SRCs") to January 1, 2023.

During the year ended December 31, 2020, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current allowance for loan losses calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

NOTE 2 – ACQUISITIONS

On February 10, 2020, the Company entered into a branch purchase and assumption agreement with Simmons Bank, a subsidiary of Simmons First National Corporation, to acquire all of the Simmons’ Colorado locations, including three branches and one loan production office located in Denver, as well as certain deposits, loans and other assets and liabilities. The transaction closed on May 15, 2020 with an aggregate purchase price of $61.6 million, including a deposit premium of 6.06%.

During the third quarter 2020, the Company closed two of the branches and the loan production office acquired in the Branch Acquisition.

Goodwill of $4.5 million was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the May 15, 2020 transaction with Simmons, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2020 (in thousands):

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

_____________________________________

(1) The core deposit intangible was determined to have an estimated life of 10 years.

The fair value of net assets acquired includes fair value adjustments to loans as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Loans had a fair value of $119.6 million and a contractual balance of $120.6 million as of May 15, 2020. The discount on the loans acquired in this transaction due to anticipated credit loss, as well as considerations for market interest rates, totaled $1.1 million, representing 0.9% of their contractual balances. No allowance for loan losses related to acquired loans was recorded as a result of the Branch Acquisition. Loans acquired included short-term modifications made on a good faith basis by Simmons, in response to

COVID-19. All of the modification were given additional review prior to the closing of the purchase and management determined that loans were performing prior to modification and were not considered impaired at purchase. There were no loans acquired that were considered to be purchased credit impaired ("PCI") loans.

The composition of the acquired loan portfolio as of May 15, 2020 is detailed in the table below (in thousands):

May 15,
2020
Cash, Securities and Other(1)	$13,457
Construction and Development	40,407
1-4 Family Residential	7,252
Non-Owner Occupied CRE	545
Owner Occupied CRE	321
Commercial and Industrial	58,660
Total gross loans	$120,642

_____________________________________

(1) Includes $12.9 million in PPP loans.

The Company incurred $0.9 million in expenses related to the acquisition during the year ended December 31, 2020. Acquisition expenses, including professional fees, are included in the Total non-interest expense line of the Consolidated Statements of Income.

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of December 31, 2020 and December 31, 2019 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	23,806	798	—	24,604
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	1,616	61	—	1,677
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
GNMA mortgage-backed securities – residential	45,490	157	(335)	45,312
FNMA mortgage-backed securities – residential	2,935	11	(29)	2,917
CMO and MBS	10,425	40	(45)	10,420
Total securities available-for-sale	$59,100	$212	$(409)	$58,903

Net amortization of premiums and discounts related to mortgage securities during each of the years ended December 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively, and is included in net interest income.

As of December 31, 2020, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
December 31, 2020	Cost	Value
Due within one year	$250	$254
Due between one year and five years	1,250	1,245
Due between five years and ten years	4,750	4,799
Securities (agency, CMO, and MBS)	29,500	30,368
Total	$35,750	$36,666

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the years ended 2020 and 2019, the Company invested $0.5 million and $0.4 million, respectively, in SBIC. As of December 31, 2020 and 2019, the Company held a balance of $2.1 million and $1.6 million, respectively, with SBIC, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.9 million in future SBIC investments.

As of December 31, 2020 and December 31, 2019, securities with carrying values totaling $3.7 million and $5.5 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of December 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

As of December 31, 2020 and December 31, 2019, seven securities and twenty-six securities were in an unrealized loss position, with unrealized losses totaling $0.1 million and $0.4 million, respectively. Two of the securities in an unrealized loss position as of December 31, 2020 have been in a continuous unrealized loss position for more than twelve months, and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2020.

The following table summarizes securities with unrealized losses as of December 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	3,489	(11)	—	—	3,489	(11)
Corporate CMO and MBS	880	(40)	566	(13)	1,446	(53)
Total	$4,369	$(51)	$566	$(13)	$4,935	$(64)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
GNMA mortgage-backed securities - residential	$28,203	$(193)	$4,450	$(142)	$32,653	$(335)
FNMA mortgage-backed securities - residential	—	—	2,347	(29)	2,347	(29)
Corporate CMO and MBS	7,780	(45)	—	—	7,780	(45)
Total	$35,983	$(238)	$6,797	$(171)	$42,780	$(409)

The Company did not sell any securities during the year ended December 31, 2020. The Company sold $7.5 million of securities, realized $0.1 million of gains, and realized no losses, from the sale of securities using the specific identification method for the year ended December 31, 2019.

NOTE 4 – CORRESPONDENT BANK STOCK

The following presents the Company’s investments in correspondent bank stock, as of the dates noted (in thousands):

	December 31,
	2020	2019
FHLB	$2,522	$559
BBW	30	26
Total	$2,552	$585

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	December 31,	December 31,
	2020	2019
Cash, Securities and Other(1)	$357,020	$146,701
Construction and Development	131,111	28,120
1-4 Family Residential	455,038	400,134
Non-Owner Occupied CRE	281,943	165,179
Owner Occupied CRE	163,042	127,968
Commercial and Industrial(2)	146,031	128,457
Total loans held for investment	1,534,185	996,559
Deferred costs (fees) and unamortized premiums/(unaccreted discounts), net	(1,352)	1,448
Allowance for loan losses	(12,539)	(7,875)
Loans, net	$1,520,294	$990,132

______________________________________

(1) Includes PPP loans of $142.9 million as of December 31, 2020.

(2) Includes MSLP loans of $6.6 million as of December 31, 2020.

As of December 31, 2020, total loans held for investment include $127.2 million of performing loans purchased as part of the Branch Acquisition. See Note 2 – Acquisitions for more information.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of December 31, 2020, the Cash, Securities and Other portion of the loan portfolio included $142.9 million of PPP loans, or 40.0% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2020, the Company’s Commercial and Industrial loans included six MSLP loan with the net carrying amount of $6.6 million, or 4.5% of the total category.

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

During 2020, the Company’s loan portfolio included 89 loans which were modified during the year, totaling $160.8 million. Two of these loans were still in their deferral period as of December 31, 2020 in the amount of $2.1 million.

The following presents loans in their deferral period under the Company’s COVID-19 loan modification program as of December 31, 2020 (dollars in thousands):

	Total Loans	# of Loans Modified	Outstanding Balance of Modified Loans	% of Total Loan Balance Modified
Cash, Securities and Other	$357,020	—	$—	—%
Construction and Development	131,111	—	—	—
1-4 Family Residential	455,038	1	346	0.02
Non-Owner Occupied CRE	281,943	—	—	—
Owner Occupied CRE	163,042	1	1,716	0.11
Commercial and Industrial	146,031	—	—	—
Total Loans	$1,534,185	2	$2,062	0.13%

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, which we believe may be more impacted by the pandemic, and those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred costs (fees), and unamortized premiums/ (unaccreted discounts) which are not material) in loans past due as of December 31, 2020 and December 31, 2019 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$752	$—	$48	$800	$356,220	$357,020
Construction and Development	—	—	—	—	131,111	131,111
1-4 Family Residential	1,283	—	—	1,283	453,755	455,038
Non-Owner Occupied CRE	—	—	—	—	281,943	281,943
Owner Occupied CRE	479	—	—	479	162,563	163,042
Commercial and Industrial	271	—	3,529	3,800	142,231	146,031
Total	$2,785	$—	$3,577	$6,362	$1,527,823	$1,534,185

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$525	$—	$—	$525	$146,176	$146,701
Construction and Development	—	—	—	—	28,120	28,120
1-4 Family Residential	5,688	—	—	5,688	394,446	400,134
Non-Owner Occupied CRE	—	—	—	—	165,179	165,179
Owner Occupied CRE	—	—	—	—	127,968	127,968
Commercial and Industrial	—	3,110	907	4,017	124,440	128,457
Total	$6,213	$3,110	$907	$10,230	$986,329	$996,559

As of December 31, 2020 and December 31, 2019, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	December 31,	December 31,
	2020	2019
Cash, Securities and Other	$50	$2,803
Owner Occupied CRE	479	—
Commercial and Industrial	3,529	4,412
Total	$4,058	$7,215

Non-accrual loans classified as TDR accounted for $3.6 million of the recorded investment as of December 31, 2020 and $7.2 million as of December 31, 2019, respectively. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	December 31,	December 31,
	2020	2019
Accruing
Commercial and Industrial	$—	$5,055
Non-accrual
Cash, Securities, and Other	48	2,803
Commercial and Industrial	3,529	4,412
Total	3,577	12,270
Allowance for loan losses associated with TDR	(1,619)	(833)
Net recorded investment	$1,958	$11,437

As of December 31, 2019, the Company extended additional principal allowed under the commitment to a Commercial and Industrial borrower for operational needs, subsequent to the loan being classified as a TDR, in the amount of $0.2 million. This loan was fully paid off as of December 31, 2020.

The Company modified one loan into a TDR during the year ended December 31, 2020. The Borrower was having difficulty making payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan paid off in full as of December 31, 2020.

The Company modified one borrower relationship with two loans into a TDR for the year ended December 31, 2019. The borrower, who has loans that are classified as Commercial and Industrial, was not making payments in accordance with the original contract terms. The modification included an extension of the maturity date that the Company would not have otherwise considered as a result of the Borrower’s financial difficulties. The extension of maturity was for a period of approximately nine months. These two loans are currently on non-accrual and the borrower was not making payments as agreed for the year ended December 31, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	December 31, 2020			December 31, 2019
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$2	$2	$—	$—	$—
Commercial and Industrial	3,419	3,419	1,619	4,412	4,412	833
Total	$3,421	$3,421	$1,621	$4,412	$4,412	$833

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$48	$48	$—	$2,803	$2,803	$—
Owner Occupied CRE	479	479	—	—	—	—
Commercial and Industrial	110	110	—	5,055	5,055	—
Total	$637	$637	$—	$7,858	$7,858	$—

Total impaired loans:
Cash, Securities, and Other	$50	$50	$2	$2,803	$2,803	$—
Owner Occupied CRE	479	479	—	—	—	—
Commercial and Industrial	3,529	3,529	1,619	9,467	9,467	833
Total	$4,058	$4,058	$1,621	$12,270	$12,270	$833

The recorded investment in loans in the previous tables excludes accrued interest, deferred costs (fees) and unamortized premiums/ (unaccreted discounts) which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the years ended December 31, 2020 and 2019 are included in the table below (in thousands):

	December 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$1	$—	$—	$—
Commercial and Industrial	3,453	—	1,686	—
Total	$3,454	$—	$1,686	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$1,180	$—	$6,217	$—
Owner Occupied CRE	96	—	—	—
Commercial and Industrial	4,893	336	4,499	427
Total	$6,169	$336	$10,716	$427

Total impaired loans:
Cash, Securities, and Other	$1,181	$—	$6,217	$—
Owner Occupied CRE	96	—	—	—
Commercial and Industrial	8,346	336	6,185	427
Total	$9,623	$336	$12,402	$427

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for loan losses	1,539	732	383	828	248	952	4,682
Charge-offs	(31)	—	—	—	—	—	(31)
Recoveries	13	—	—	—	—	—	13
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Allowance for loan losses as of December 31, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,619	$1,621
Collectively	2,577	932	3,233	2,004	1,159	1,013	10,918
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Loans as of December 31, 2020, evaluated for impairment:
Individually	$50	$—	$—	$479	$—	$3,529	$4,058
Collectively	356,970	131,111	455,038	281,464	163,042	142,502	1,530,127
Ending balance	$357,020	$131,111	$455,038	$281,943	$163,042	$146,031	$1,534,185

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2019
Beginning balance	$764	$232	$2,552	$1,264	$789	$1,850	$7,451
Provision for (recovery of) loan losses	532	(32)	298	(88)	122	(170)	662
Charge-offs	(248)	—	—	—	—	—	(248)
Recoveries	10	—	—	—	—	—	10
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Allowance for loan losses as of December 31, 2019 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$833	$833
Collectively	1,058	200	2,850	1,176	911	847	7,042
Ending balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875

Loans as of December 31, 2019, evaluated for impairment:
Individually	$2,803	$—	$—	$—	$—	$9,467	$12,270
Collectively	143,898	28,120	400,134	165,179	127,968	118,990	984,289
Ending balance	$146,701	$28,120	$400,134	$165,179	$127,968	$128,457	$996,559

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2020 and December 31, 2019 (in thousands):

		Special
December 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020
Construction and Development	131,111	—	—	131,111
1-4 Family Residential	451,918	—	3,120	455,038
Non-Owner Occupied CRE	275,627	6,316	—	281,943
Owner Occupied CRE	161,850	—	1,192	163,042
Commercial and Industrial	140,432	—	5,599	146,031
Total	$1,517,908	$6,316	$9,961	$1,534,185

		Special
December 31, 2019	Pass	Mention	Substandard	Total
Cash, Securities and Other	$143,898	$—	$2,803	$146,701
Construction and Development	28,120	—	—	28,120
1-4 Family Residential	395,224	—	4,910	400,134
Non-Owner Occupied CRE	164,021	1,158	—	165,179
Owner Occupied CRE	127,968	—	—	127,968
Commercial and Industrial	114,241	—	14,216	128,457
Total	$973,472	$1,158	$21,929	$996,559

The Company had no loans graded doubtful as of the years ended December 31, 2020 and 2019.

NOTE 6 – PREMISES AND EQUIPMENT, NET

The following presents a summary of the cost and accumulated depreciation of premises and equipment as of December 31 (in thousands):

	2020	2019
Leasehold improvements, including artwork	$9,440	$10,174
Equipment and software	5,504	4,658
Gross premise and equipment	14,944	14,832
Less: accumulated depreciation	(9,624)	(9,614)
Premises and equipment, net	$5,320	$5,218

During the year ended December 31, 2020, the Company retired leasehold improvements, equipment and software in the amount of $1.1 million for an immaterial loss. During the year ended December 31, 2019, the Company retired leasehold improvements, equipment and software in the amount of $2.5 million that were fully depreciated and no longer in service.

Depreciation expense for premises and equipment for the years ended December 31, 2020 and 2019 totaled $1.1 million and $1.3 million, respectively.

Click or tap here to enter text.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows as of December 31 (in thousands):

	2020	2019
Beginning balance	$19,686	$24,811
Impairment(1)	—	(1,572)
Reclass to held for sale(1)	—	(3,553)
Acquisition activity	4,505	—
Ending balance	$24,191	$19,686

______________________________________

(1) Item related to sale of Capital Management segment assets, previously reported separately as the Capital Management segment.

During the year ended December 31, 2020, the Company recorded $4.5 million of goodwill as a result of the Branch Acquisition on May 15, 2020. For additional information on goodwill and other intangible related to the acquisition, see Note 2 – Acquisitions.

In 2019, an interim goodwill analysis resulted in the recognition of a goodwill impairment loss of $1.6 million. Additionally, the goodwill associated with Capital Management segment assets was allocated based on the relative fair value, and $3.6 million was reclassified to assets held for sale in 2019. The sale of these assets was completed on November 13, 2020. For changes related to the portion of goodwill reclassified to assets held for sale between segments, see Note 18 – Intangible Assets and Other Liabilities Classified as Held for Sale and Note 19 – Segment Reporting.

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. The Company identified a triggering event as a result of the economic impact of COVID-19 as of September 30, 2020 and performed a Step 1 quantitative analysis. Step 1 of the two-step goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are not required to perform the second step to the impairment test. Our Step 1 goodwill impairment analysis as of September 30, 2020 and October 31, 2020 both indicated that the Step 2 analysis was unnecessary.

As of December 31, 2020, the Company’s reporting units had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was not more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test.

The following presents the Company’s intangible assets and related accumulated amortization as of December 31 (in thousands):

	2020	2019
Other intangibles	$4,593	$4,540
Less: accumulated amortization on other intangibles	(4,526)	(4,512)
Other intangible assets, net	$67	$28

During the year ended December 31, 2019, the Company retired intangible assets in the amount of $4.8 million that were fully amortized and no longer in service.

Amortization expense on definite-lived customer relationship and non-compete intangible assets was immaterial for the year ended December 31, 2020 and $0.4 million for the year ended December 31,2019. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2020 (in thousands):

Year	Expense
2021	$17
Thereafter	50
Total	$67

NOTE 8 - LEASES

Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2032. Certain properties contain portions that are subleased with terms that ended in 2020 that were related to the Capital Management segment. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The following table presents the classification of the right-of-use asset and corresponding liability within the Consolidated Balance Sheets. The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
		2020	2019
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$11,341	$10,308

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$13,970	$13,480

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

	December 31,		December 31,
	2020		2019
Weighted-Average Remaining Lease Term
Operating leases	4.79	years	4.91	years

Weighted-Average Discount Rate
Operating leases	3.04%		3.71%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Consolidated Statements of Income. The following table represents the Company’s net lease costs (in thousands):

	Year Ended December 31,
	2020	2019
Lease Costs
Operating lease cost	$3,162	$3,186
Variable lease cost	1,894	1,513
Sublease income	(232)	(397)
Lease costs, net	$4,824	$4,302

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of December 31, 2020.

Year Ended December 31,	Operating Leases
2021	$3,323
2022	3,239
2023	2,937
2024	2,785
2025	1,783
Thereafter	867
Total future minimum lease payments	$14,934
Less: imputed interest	(964)
Present value of net future minimum lease payments	$13,970

NOTE 9 - DEPOSITS

The following presents the Company’s interest bearing deposits as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Money market deposit accounts	$847,430	$615,575
Time deposits	172,682	134,913
Negotiable order of withdrawal accounts	113,052	91,921
Savings accounts	5,289	4,307
Total interest-bearing deposits	$1,138,453	$846,716
Aggregate time deposits of $250,000 or greater	$73,401	$61,596

Deposits acquired through acquisitions during the year ended 2020 totaled $63.1 million. See Note 2 – Acquisitions for more information.

Overdraft balances classified as loans totaled $0.1 million and an immaterial amount as of December 31, 2020 and 2019, respectively.

The following presents the scheduled maturities of all time deposits for the next five years ending December 31 (in thousands):

Year Ending December 31,	Time Deposits
2021	$125,238
2022	23,065
2023	20,115
2024	2,550
2025	1,691
Thereafter	23
Total	$172,682

NOTE 10 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2020 and December 31, 2019 amounted to $668.6 million and $515.5 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $441.8 million as of December 31, 2020. Each advance is payable at its maturity date.

The Company had the following required maturities on FHLB borrowings as of the dates noted (in thousands):

		December 31,	December 31,
Maturity Date	Rate %	2020	2019
August 26, 2020	1.94	—	10,000
April 22, 2022	0.37	5,000	—
May 5, 2023	0.76	10,000	—
Total		$15,000	$10,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value. As of December 31, 2020 the Company is utilizing $134.6 million under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2020 and 2019, there were no amounts outstanding on any of the federal funds lines.

As of December 31, 2020 and 2019, subordinated notes (the "2016 Sub Notes") issued to various investors totaled $6.6 million. The 2016 Sub Notes accrue interest at a rate of 7.25% per annum until December 31, 2021, at which time the rate will adjust each quarter to the then current 90 day LIBOR plus 587 basis points, mature on December 31, 2026, are redeemable at the option of the Company after January 1, 2022, and pay interest quarterly.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "March 2020 Sub Notes") totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs resulting in a net balance of $7.9 million as of December 31, 2020 included in the Subordinated notes line of the Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount. The issuance included $0.2 million of issuance costs resulting in a net balance of $9.8 million as of December 31, 2020 included in the Subordinated notes line of the Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.

For the years ended December 31, 2020 and 2019, the Company recorded $0.8 million and $0.5 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies (see Note 23 – Regulatory Capital Matters). As of December 31, 2020 and 2019, the Company was in compliance with the covenant requirements.

The Company had a Restated Revolving Credit Note (the "Credit Note") with a correspondent lending partner which matured on June 30, 2020 and was renewed under a new Business Loan Agreement and associated Promissory Note (the "Note") dated June 30, 2020. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration ("ICE") LIBOR plus 2.5%. As of December 31, 2020 and 2019, there were no amounts outstanding and the borrowing capacity associated with both facilities was $5.0 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. Commitments may expire without being utilized. The Company’s exposure to loan loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	December 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$78,506	$360,883	$32,896	$290,653
Standby letters of credit	1,933	17,524	1,759	24,197
Commitments to make loans to sell	370,512	—	47,354	—
Commitments to make loans	$24,225	$25,316	$—	$—

Unused lines of credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Several of the commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the client.

Unused lines of credit under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing clients. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client’s obligation to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Substantially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company holds collateral supporting those commitments if deemed necessary.

Commitments to make loans to sell are agreements to sell a loan to an investor in the secondary market for which the interest rate has been locked with the client provided there is no violation of any condition within the contract with either party. Commitments to make loans to sell have fixed interest rates. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

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

Without admitting or denying the SEC’s findings, FWCM agreed on July 16, 2020 to settle claims that FWCM failed reasonably to supervise its investment adviser representatives who purchased securities sold in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), for advisory clients when the clients were not qualified institutional buyers in a Rule 144A transaction, and to adopt and implement written policies and procedures reasonably designed to prevent violations of the Investment Advisers Act of 1940 and the rules thereunder by the adviser and its supervised persons. The Company had since replaced the FWCM President and FWCM compliance team which were in place during that time. FWCM recognized and paid a fine of $0.2 million to the SEC in 2020.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non-vested restricted stock) held.

On June 14, 2019, the Company announced that its board of directors had authorized a share repurchase plan (the "2019 Repurchase Plan") under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2019 Repurchase Plan. The 2019 Repurchase Plan authorizes the Company to purchase its common stock from time to time in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 plan promulgated by the Securities and Exchange Commissions, or otherwise in a manner that complies with applicable federal securities laws. The 2019 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The 2019 Repurchase Plan may be suspended or discontinued at any time without notice. During the years ended December 31, 2020 and 2019, the Company repurchased 22,679 shares at an average price of $16.50 and 43,698 shares at an average price of $16.51, respectively, under the authorization of the 2019 Repurchase Plan. The 2019 Repurchase Plan expired in June 2020.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the

Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the year ended December 31, 2020, the Company repurchased 426 shares at an average price of $17.30 under the authorization of the 2020 Repurchase Plan.

During the years ended December 31, 2020 and 2019, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company.  During the year ended December 31, 2020, the Company recognized compensation expense of $0.1 million, representing the remaining 14,114 shares, related to the performance based awards. During the year ended December 31, 2019, the Company recognized compensation expense of $0.6 million, representing 38,518 shares, related to the performance-based awards. The performance based awards fully vested in the second quarter of 2020.

As of December 31, 2020 and 2019, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company has recognized compensation expense of $0.4 million and $0.9 million, respectively, for all the Restricted Stock Awards. As of December 31, 2020, the Company has $0.5 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of 1.2 years. Restricted Stock Awards represented 40,614 shares that vested during the year ended December 31, 2020.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan (“the 2008 Plan”) was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of December 31, 2020, there were a total of 458,947 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $0.2 million and $0.3 million, respectively. As of December 31, 2020, the Company has an immaterial amount of unrecognized stock-based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the year ended December 31, 2020:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2019	419,197	$29.02
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of December 31, 2020	419,197	$29.02	2.5	(1)
Options fully vested / exercisable as of December 31, 2020	414,727	$29.04	2.5	(1)
(a)	Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of December 31, 2020 and December 31, 2019, there were 414,727 and 394,020 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non-associate directors long-term cash and stock-based compensation. During the year ended December 31, 2020, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the year ended December 31, 2020:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2019	209,444	69,426	14,862
Granted	132,775	84,027	—
Vested	(54,753)	—	—
Forfeited	(2,414)	(1,023)	—
Outstanding as of December 31, 2020	285,052	152,430	14,862

During the year ended December 31, 2020, the Company issued 34,710 shares of common stock upon the settlement of Time Vesting Units. The remaining 20,043 shares were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes. During the year ended December 31, 2019, the Company issued 15,446 shares of common stock upon the settlement of Time Vesting Units. The remaining 7,835 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 132,775 Time Vesting Units with a five-year service period during the year ended December 31, 2020, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. The Time Vesting Units granted in 2020 have a weighted-average grant-date fair value of $13.65 per unit. During the years ended December 31, 2020 and 2019, the Company recognized compensation expense of $1.4 million and $1.0 million, respectively, for the Time Vesting Units.

As of December 31, 2020, there was $3.9 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.9 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of December 31, 2020 (dollars in thousands):

Grant Period	Threshold accrual	Maximum issuable shares at current threshold	Unrecognized compensation expense	Weighted-Average (1)	Financial metric end date	Vesting requirement end date
Prior to May 1, 2019	50% on half; 100% on other half	10,035	$79	1.0 years	December 31, 2019	December 31, 2021
May 1, 2019 through April 30, 2020	150%	86,148	527	3.1 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	87,675	627	4.0 years	December 31, 2022	December 31, 2023
On November 18, 2020	126%	29,268	$397	3.9 years	December 31, 2022	50% November 18, 2023 & 2025

________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation expense recognized
Grant Period	2020	2019	2020	2019
Prior to May 1, 2019	—	—	$64	$	*
May 1, 2019 through April 30, 2020	1,866	62,569	312		110
May 1, 2020 through December 31, 2020, excluding November 18, 2020	58,993	—	156		—
On November 18, 2020	23,168	—	$17		$—

________________

*Not meaningful

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During years ended December 31, 2020 and 2019, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of December 31, 2020, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of 1.5 years.

If the Company’s common stock is trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units would have been determined to be earned and vest following the completion of a subsequent service period ending on June 30, 2022. The Company’s common stock did not trade at or above the required prices over the performance period and as a result, no Market Performance Units are eligible to be earned.

NOTE 13 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Earnings per common share - Basic
Numerator:
Net income	$24,534	$8,009
Net income available for common shareholders	$24,534	$8,009

Denominator:
Basic weighted average shares	7,899,278	7,890,266
Earnings per common share - basic	$3.11	$1.02

Earnings per common share - Diluted
Numerator:
Net income	$24,534	$8,009
Net income available for common shareholders	$24,534	$8,009

Denominator:
Basic weighted average shares	7,899,278	7,890,266
Diluted effect of common stock equivalents:
Time Vesting Units	$32,995	$9,315
Financial Performance Units	16,160	2,071
Market Performance Units	13,471	13,309
Total diluted effect of common stock equivalents	62,626	24,695
Diluted weighted average shares	7,961,904	7,914,961
Earnings per common share - diluted	$3.08	$1.01

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

For the years ended December 31, 2020 and 2019, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Year Ended December 31,
	2020	2019
Stock options	419,197	433,572
Time Vesting Units	88,121	144,560
Financial Performance Units	70,397	35,256
Restricted Stock Awards	36,401	78,202
Total potentially dilutive securities	614,116	691,590

NOTE 14 - INCOME TAXES

The components of the Company’s income tax expense as of December 31 (in thousands):

	2020	2019
Current:
Federal	$7,970	$3,076
State and local	1,859	323
Total current tax expense	9,829	3,399
Deferred:
Federal	(1,392)	(1,338)
State and local	(280)	122
Valuation allowance	372	—
Total deferred (benefit) tax	(1,300)	(1,216)
Income tax expense	$8,529	$2,183

The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes (in thousands):

	2020	2019
Income tax expense computed at 21% statutory rate	$6,943	$2,140
Differences:
Permanent differences	(57)	(30)
State taxes, net of federal expense	1,150	394
Low income housing investment	(36)	—
Valuation allowance	372	—
Other, net(1)	157	(321)
Income tax expense	$8,529	$2,183
(1)	Includes the impact of R&D tax credits.

The following were the principal components of the Company’s deferred tax items as of December 31 (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$577	$545
Allowance for loan losses	3,054	1,925
Deferred rent	635	797
Stock-based compensation	1,613	1,400
Provision on other real estate owned	484	438
Other intangible assets	615	723
Unrealized losses on securities, net	—	55
Accrued bonuses	898	474
Loan fees	244	352
Other	553	685
Total deferred tax assets	8,673	7,394
Deferred tax liabilities:
Goodwill	(1,013)	(1,354)
Depreciation	(904)	(961)
Unrealized gains on securities, net	(236)	—
Other	(92)	(32)
Total deferred tax liabilities	(2,245)	(2,347)
Net operating loss valuation allowance	(372)	—
Net deferred tax asset	$6,056	$5,047

The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2020, the Company has $6.5 million of California NOLs available for utilization. In general, a corporation’s ability to utilize its NOL carryforwards may be substantially limited due to ownership changes that have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax. In general, an "ownership change," as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups.

During 2020, as a result of divestitures, the Company did not expect to realize the full NOL. As such, the Company recorded a $0.4 million valuation allowance related to the California NOLs. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months. The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2017 and forward. There are no federal or state tax examinations currently in progress.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2020 and 2019, the Company expensed matching contributions to the plan totaling $0.9 million and $0.7 million, respectively. The Company did not pay any expenses attributable to the plan during the years ended December 31, 2020 and 2019.

NOTE 16 – RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers and their affiliates. As of December 31, 2020 and December 31, 2019, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	December 31, 2020	December 31, 2019
Balance, beginning of year	$5,675	$2,659
Funded loans	17,348	11,618
Payments collected	(8,702)	(8,602)
Balance, end of year	$14,321	$5,675

Deposits from related parties held by the Bank as of December 31, 2020 and December 31, 2019 totaled $26.2 million and $28.5 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the years ended December 31, 2020 and 2019, the Company incurred $0.2 million and $0.3 million, respectively, of expense related to these leases.

The Company earned trust and investment management fees of $0.2 million from related parties during the years ended December 31, 2020 and 2019. Assets under management for those related parties totaled $92.1 million and $137.1 million as of December 31, 2020 and 2019, respectively.

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

Guarantee asset and liability: The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loan sold to FHLB under the MPF 125 loan sales agreement. Significant inputs in the valuation analysis are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset. The guarantee liability is the fair value of the guarantee assets less amortization (Level 3).

Interest Rate Lock Commitments ("IRLC") and Forward Sale Commitments ("FSC"): Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the commitment related to the loan is locked. The fair value estimate is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date and pull through assumptions (Level 3). The FSC fair value estimate reflects the potential pair off fee associated with mandatory trades by using a market differential and pair off penalty assessed by the investor (Level 3).

IRLC and FSC’s are carried at fair value in the Company’s financial statements. Changes in the fair value of a IRLC and FSC’s are accounted for within the Consolidated Statements of Income.

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

The following presents assets and liabilities measured on a recurring basis as of December 31, 2020 and December 31, 2019 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
Corporate bonds	—	6,044	—	6,044
GNMA mortgage-backed securities - residential	—	24,604	—	24,604
FNMA mortgage-backed securities - residential	—	1,677	—	1,677
Corporate CMO and MBS	—	4,087	—	4,087
Total securities available-for-sale	$254	$36,412	$—	$36,666
Equity securities	$730	$—	$—	$730
Guarantee asset	$—	$—	$232	$232
IRLC and FSC, net	$—	$—	$9,752	$9,752
Guarantee liability	$—	$—	$(125)	$(125)

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
GNMA mortgage-backed securities - residential	—	45,312	—	45,312
FNMA mortgage-backed securities - residential	—	2,917	—	2,917
Corporate CMO and MBS	—	10,420	—	10,420
Total securities available-for-sale	$254	$58,649	$—	$58,903
Equity securities	$713	$—	$—	$713
IRLC and FSC, net	$—	$—	$1,184	$1,184

There were no transfers between levels during 2020. All of the Company’s IRLC and FSC’s were transferred from Level 2 to Level 3 as of December 31, 2019 as a result of the review of inputs for these instruments identifying the use of pull through rates as unobservable inputs.

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis (in thousands):

Year Ended December 31, 2020	Guarantee Asset	IRLC and FSC, Net	Guarantee Liability
Beginning balance	$—	$1,184	$—
Acquisitions	—	44,763	—
Originations	—	(39,985)	—
Sales	245	—	244
Gains (losses) in net income, net	55	3,790	(119)
Other settlements	(68)	—	—
Ending balance	$232	$9,752	$125

Year Ended December 31, 2019	Guarantee Asset	IRLC and FSC, Net	Guarantee Liability
Beginning balance	$—	$421	$—
Acquisitions	—	13,094	—
Originations	—	(10,009)	—
Losses in net income, net	—	(2,322)	—
Ending balance	$—	$1,184	$—

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of December 31, 2020 and December 31, 2019, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of December 31, 2020, equity securities, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item and the FSC and guarantee liabilities have been recorded at fair value with the Other liabilities line item in the Consolidated Balance Sheets. All changes are recorded in the Other line item in the Consolidated Statement of Income.

The following presents quantitative information about Level 3 assets measured on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$232	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

IRLC and FSC, net	9,752	Best execution model	Pull through	55% - 100% (86%)

Guarantee liability	$(125)	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2019
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
IRLC and FSC, net	$1,184	Best execution model	Pull through	75% - 100% (88%)

The following presents assets measured on a nonrecurring basis as of December 31, 2020 and December 31, 2019 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$194	$194

Total impaired loans(1):
Commercial and Industrial	$—	$—	$1,800	$1,800

______________________________________

(1) An immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$658	$658

Total impaired loans:
Commercial and Industrial	$—	$—	$3,579	$3,579

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of December 31, 2020, OREO had a carrying amount of $0.2 million, which is the cost basis of $2.1 million net of a valuation allowance of $1.9 million. As of December 31, 2019, OREO had a carrying amount of $0.7 million, which is the cost basis of $2.4 million net of a valuation allowance of $1.7 million.

As of December 31, 2020, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.6 million and were classified as Level 3. As of December 31, 2019, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $4.4 million with valuation allowances of $0.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.6 million and $0.8 million for the years ended December 31, 2020 and 2019. The Bank charged off an immaterial amount during the year ended December 31, 2020 from the specific reserve. The Bank charged off $0.2 million during the year ended December 31, 2019 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of recurring and nonrecurring non-financial instruments categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$194	Sales contract	Commission, cost to sell, closing costs	5% (5%)

Total impaired loans(1):
Commercial and Industrial	$1,800	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 35% (26%)

______________________________________

(1) An immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2019
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$658	Appraisal value	Discount rate	50% (50%)
			Commission and cost to sell	1% - 10% (7%)
Total impaired loans:
Commercial and Industrial	$3,579	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	0% - 50% (23%)

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of December 31, 2020 and December 31, 2019 (in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,989	$155,989	$—	$—
Loans, net	1,520,294	—	—	1,512,699
Mortgage loans held for sale	161,843	—	161,843	—
Accrued interest receivable	6,618	—	6,618	—
Liabilities:
Deposits	1,619,910	—	1,621,648	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,099	—
Federal Reserve borrowings – fixed rate	134,563	—	134,563	—
Subordinated notes – fixed-to-floating rate	24,291	—	—	25,750
Accrued interest payable	$453	$—	$453	$—

	Carrying	Fair Value Measurements Using:
December 31, 2019	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$78,638	$78,638	$—	$—
Loans, net	990,132	—	—	974,142
Mortgage loans held for sale	48,312	—	48,312	—
Accrued interest receivable	3,048	—	3,048	—
Liabilities:
Deposits	1,086,784	—	1,089,261	—
Borrowings:
FHLB borrowings – fixed rate	10,000	—	10,003	—
Subordinated notes – fixed-to-floating rate	6,560	—	—	6,004
Accrued interest payable	$299	$—	$299	$—

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016-01. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting dates. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings:

Fixed Rate Borrowings: Borrowings with fixed rates are valued using inputs such as discounted cash flows and current interest rates for similar instruments and borrowers with similar credit ratings.

Fixed-to-Floating Rate Borrowings: Borrowings with fixed-to-floating rates are valued using inputs such as discounted cash flows and current interest rates for similar instruments and assume the Company will redeem the instrument prior to the first interest rate reset date.

NOTE 18 – ASSETS AND OTHER LIABILITIES CLASSIFIED AS HELD FOR SALE

During the year ended December 31, 2019, the Company was actively seeking to sell its Los Angeles-based fixed income portfolio management team ("LA fixed income team") and certain advisory and sub-advisory arrangements. As such, the related assets and liabilities were classified as a disposal group held for sale and were presented separately in the Consolidated Balance Sheets for the year ended December 31, 2019. On November 13, 2020, the Company completed the sale of these assets. The Company has no assets or liabilities classified as a disposal group held for sale as of December 31, 2020.

Intangible assets and other liabilities in disposal groups held for sale are as follows at the dates noted (in thousands):

	December 31,	December 31,
	2020	2019
ASSETS
Goodwill	$—	$3,553
Assets in disposal groups held for sale	$—	$3,553

LIABILITIES
Other liabilities	$—	$117
Liabilities in disposal groups held for sale	$—	$117

NOTE 19 - SEGMENT REPORTING

The Company’s reportable segments consist of Wealth Management and Mortgage. The chief operating decision maker ("CODM") is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax.

The Company completed the sale of its LA fixed income team in the fourth quarter 2020. The LA fixed income team and the related assets made up a majority of the previously reported Capital Management Segment. As a result of the sale the Company evaluated its reportable segments and determined the remaining assets following the sale in the Capital Management segment no longer meet the thresholds of income before income tax to be a reportable segment. The residual assets that remained in the Capital Management segment are now included in the Wealth Management segment.

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

For all periods presented, the Wealth Management segment includes the previously reported key metrics of the previously reported Capital Management segment.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2020 and 2019 (in thousands):

Year Ended December 31, 2020	Wealth Management(1)		Mortgage	Consolidated
Income Statement
Total interest income	$53,334		$—	$53,334
Total interest expense	7,232		—	7,232
Provision for loan losses	4,682		—	4,682
Net interest income, after provision for loan losses	41,420		—	41,420
Non-interest income	21,836		29,344	51,180
Total income	63,256		29,344	92,600
Depreciation and amortization expense	1,035		70	1,105
All other non-interest expense	50,135	(2)	8,297	58,432
Income before income tax	$12,086		$20,977	$33,063

Goodwill	$24,191		$—	$24,191
Total assets	$1,798,416		$175,239	$1,973,655

______________________________________

(1)	Includes financial information previously reported under the Capital Management segment.
(2)	Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty in the previously reported Capital Management segment.

Year Ended December 31, 2019	Wealth Management(1)		Mortgage	Consolidated
Income Statement
Total interest income	$45,051		$—	$45,051
Total interest expense	12,990		—	12,990
Provision for loan losses	662		—	662
Net interest income, after provision for loan losses	31,399		—	31,399
Non-interest income	21,902		10,675	32,577
Total income	53,301		10,675	63,976
Depreciation and amortization expense	1,453		218	1,671
All other non-interest expense	45,696	(2)	6,417	52,113
Income (loss) before income tax	$6,152		$4,040	$10,192

Goodwill	$19,686		$—	$19,686
Assets held for sale	3,553		—	3,553
Total assets	$1,204,620		$47,062	$1,251,682

_________________________________________________

(1)	Includes financial information previously reported under the Capital Management segment.
(2)	Includes goodwill impairment charge of $1.6 million in the previously reported Capital Management segment.

NOTE 20 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of December 31, 2020 and 2019, the balance of the investment for LIHTC was $1.1 million and $0.9 million. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets. Total unfunded commitments related to the investment in the LIHTC total $2.2 million and $2.5 million as of December 31, 2020 and 2019. The Company expects to fulfill these commitments during the year ending 2021.

The Company uses the proportional amortization method to account for this investment. During the year ended December 31, 2020, the Company recognized amortization expense of $0.2 million, which was included within the Income tax expense line item of the Consolidated Statements of Income. The Company did not recognize any amortization expense in the year ended December 31, 2019.

Additionally, during the year ended December 31, 2020, the Company recognized tax credits and other benefits from this investment in the LIHTC of $0.1 million. The Company did not recognize any tax credits or other benefits from this investment in the year end December 31, 2019. During the years ending December 31, 2020 and 2019, the Company did not incur any impairment losses.

NOTE 21 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The tables below present condensed financial statements pertaining only to FWFI (in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,
Condensed Balance Sheets	2020	2019
ASSETS
Cash and cash equivalents	$14,270	$9,301
Investment in subsidiaries	157,377	122,792
Loans, net	2,021	2,091
Other assets	4,075	597
Total assets	$177,743	$134,781
LIABILITIES
Subordinated notes	$24,291	$6,560
Other liabilities(1)	(1,510)	543
Total liabilities	22,781	7,103
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	154,962	127,678
Total liabilities and shareholders’ equity	$177,743	$134,781

_________________________________________________

(1) As of December 31, 2020, taxes payable was in a receivable position as a result of timing of tax payments.

	Year Ended December 31,
Condensed Statements of Income	2020	2019
Income
Interest income	$87	$93
Non-interest income	(1)	—
Total income	86	93
Expense
Interest expense	854	476
Non-interest expense	355	267
Total expense	1,209	743
Loss before income tax and equity in undistributed income of subsidiaries	(1,123)	(650)
Income tax benefit	(85)	49
Loss before equity in undistributed income of subsidiaries	(1,208)	(601)
Equity in undistributed income to subsidiaries	25,742	8,610
Net income	$24,534	$8,009

	Year Ended December 31,
Condensed Statements of Cash Flows	2020	2019
Cash flows from operating activities
Net income	$24,534	$8,009
Adjustments:
Current & deferred income tax (benefit)/expense	(3,003)	282
Stock-based compensation	2,544	2,291
Undistributed equity in subsidiaries	(25,742)	(8,610)
Change in other assets	(32)	665
Change in other liabilities	(42)	—
Net cash (used in) provided by operating activities	(1,741)	2,637
Cash flows from investing activities
Investment in subsidiaries	(10,453)	(2,152)
Loan and note receivable originations and principal collections	70	—
Net cash used in investing activities	(10,383)	(2,152)
Cash flows from financing activities
Proceeds from subordinated notes	18,000	—
Repurchase of common stock	(377)	(743)
Settlement of restricted stock	(261)	(110)
Recognition of capitalized subordinated notes issuance costs	(269)	—
Net cash provided by (used in) financing activities	17,093	(853)

Net change in cash and cash equivalents	4,969	(368)
Cash and cash equivalents, beginning of year	9,301	9,669
Cash and cash equivalents, end of year	$14,270	$9,301

Supplemental cash flow information:
Interest paid on borrowed funds	$854	$476
Segment collapse impact to investment in subsidiary	2,454	—
Segment collapse impact to deferred income tax (benefit)/expense	640	—
Segment collapse impact to other assets	(3,202)	—
Segment collapse impact to other liabilities	$108	$—

NOTE 22 – OTHER NON-INTEREST EXPENSE

Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of the aggregate of total interest income and other non-interest income (in thousands):

	Year Ended December 31,
Other non-interest expense	2020	2019
Corporate development and related	$1,517	$1,468
Loan and deposit related	1,453	729
Office supplies and deliveries	277	223
Other	205	197
Total other non-interest expense	$3,452	$2,617

NOTE 23 - REGULATORY CAPITAL MATTERS

First Western and the Bank are subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, First Western and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the year ended December 31, 2020, FWFI made a $10.0 million capital injection into the Bank. Management believes as of December 31, 2020, First Western and the Bank meet all capital adequacy requirements to which it is subject to.

Prompt corrective action regulations for First Western and the Bank provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The standard ratios established by First Western and the Bank’s primary regulators to measure capital require First Western and the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital ("CET 1"), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2020, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET 1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities. As of December 31, 2020, required ratios including the capital conservation buffer were (i) CET 1 of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.

As of December 31, 2020, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET 1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2020 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it is subject as of December 31, 2020 and December 31, 2019.

The following presents the actual and required capital amounts and ratios as of December 31, 2020 and December 31, 2019 (in thousands):

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
December 31, 2020	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%		$78,660	6.0%			$104,880	8.0%
Consolidated	131,507	9.96		N/A	N/A			N/A	N/A
CET1 to risk-weighted assets
Bank	133,963	10.22		58,995	4.5			85,215	6.5
Consolidated	131,507	9.96		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	146,853	11.20		104,880	8.0			131,100	10.0
Consolidated	168,957	12.80		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	133,963	7.62		70,301	4.0			87,877	5.0
Consolidated	$131,507	7.45%	$	N/A	N/A	%	$	N/A	N/A	%

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
December 31, 2019	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$99,461	10.67%		$55,954	6.0%			$74,606	8.0%
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
CET1 to risk-weighted assets
Bank	99,461	10.67		41,966	4.5			60,617	6.5
Consolidated	105,821	11.31		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	107,509	11.53		74,606	8.0			93,257	10.0
Consolidated	120,429	12.87		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	99,461	8.09		49,166	4.0			61,458	5.0
Consolidated	$105,821	8.58%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1)	Does not include capital conservation buffer.

NOTE 24 – SUBSEQUENT EVENTS (Unaudited)

On January 11, 2021 the SBA reopened the PPP, to First Draw PPP Loans and began accepting applications for Second Draw PPP Loans on January 13, 2021. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and began accepting applications for the reopened program on January 19, 2021. As of February 28, 2021, we had received 660 applications for PPP loans from borrowers for $91.4 million with an average loan size of $0.1 million; of the applications received 410 applications for $68.7 million have been approved and funded by the SBA.

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, or the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

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

Item 11: Executive Compensation

The information required by this item is hereby incorporated by reference from the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference from the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

Item 14: Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference from the 2021 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2020.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 92
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

4.4		Form of 5.125% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

4.5		Form of 4.25% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)
4.6		Description of Registrant’s Securities

10.1†		First Western Financial, Inc. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.2†		First Western Financial, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.3†

Employment Agreement, dated January 1, 2017, between Scott Wylie and First Western Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.4†

Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Scott Wylie (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.5†

Amended and Restated Employment Agreement, dated March 5, 2018, between Julie Courkamp and First Western Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.6†

Amended Employment Agreement dated May 2, 2019, by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 8, 2019, File No. 001-38595)

10.7†

Second Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.8†

Employment Agreement, dated April 8, 2020, by and between First Western Financial, Inc. and John Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 10, 2020, File No. 001-38595)

10.9

Business Loan Agreement, dated June 30, 2020 and signed October 28, 2020, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 3, 2020, File No. 001-38595)

10.10

Promissory Note, dated June 30, 2020 and signed October 28, 2020, by and between First Western Financial, Inc., and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on November 3, 2020, File N. 001-38595)

10.11

Asset Purchase Agreement, dated August 18, 2017, among EMC Holdings, LLC, WHMC, LLC, Alan Schrum and First Western Trust Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.12†

Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.13

Form of Subordinated Note Purchase Agreement, dated March 17, 2020, by and among First Western Financial, Inc. and several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

10.14

Form of Subordinated Note Purchase Agreement, dated November 25, 2020, by and among First Western Financial, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

21.1*	Subsidiaries of First Western Financial, Inc.

23.1*	Consent of Crowe LLP

24.1*	Powers of attorney (included on signature page to the Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

First Western Financial, Inc.

March 12, 2021	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
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

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer and President (principal executive officer)	March 12, 2021
Scott C. Wylie

/s/ Julie A. Courkamp	Director, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 12, 2021
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 12, 2021
Julie A. Caponi

/s/ David R. Duncan	Director	March 12, 2021
David R. Duncan

/s/ Thomas A. Gart	Director	March 12, 2021
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 12, 2021
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	March 12, 2021
Scott C. Mitchell

/s/ Luke A. Latimer	Director	March 12, 2021
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 12, 2021
Eric D. Sipf

/s/ Mark L. Smith	Director	March 12, 2021
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 12, 2021
Joseph C. Zimlich