Form 10-Q
period 2021-03-31
First Western Financial Inc
filed 2021-05-06
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 3, 2021
Common Stock, no par value	7,994,832

FIRST WESTERN FINANCIAL, INC.

Important Notice about Information in this Quarterly Report

Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to "we," "our," "us," "the Company" and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The information contained in this Quarterly Report is accurate only as of the date of this Quarterly Report on Form 10-Q and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook, " or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
●	geographic concentration in Colorado, Arizona, Wyoming and California;
●	changes in the economy affecting real estate values and liquidity;
●	our ability to continue to originate residential real estate loans and sell such loans;
●	risks specific to commercial loans and borrowers;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	competition for investment managers and professionals and our ability to retain our associates;
●	fluctuation in the value of our investment securities;
●	the terminable nature of our investment management contracts;
●	changes to the level or type of investment activity by our clients;
●	investment performance, in either relative or absolute terms;
●	changes in interest rates;
●	the adequacy of our allowance for loan losses;
●	weak economic conditions and global trade;
●	legislative changes or the adoption of tax reform policies;
●	external business disruptors in the financial services industry;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;

●	continued positive interaction with and financial health of our referral sources;
●	retaining our largest trust clients;
●	our ability to achieve our strategic objectives;
●	competition from other banks, financial institutions and wealth and investment management firms;
●	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
●	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
●	the accuracy of estimates and assumptions;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	technological change;
●	our ability to attract and retain clients;
●	unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters;
●	new lines of business or new products and services;
●	regulation of the financial services industry;
●	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
●	limited trading volume and liquidity in the market for our common stock;
●	fluctuations in the market price of our common stock;
●	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
●	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
●	the initiation and continuation of securities analysts coverage of the Company;
●	future issuances of debt securities;
●	our ability to manage our existing and future indebtedness;
●	available cash flows from the Bank; and
●	other factors that are discussed in "Item 1A - Risk Factors" in our Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2021. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,295	$2,405
Interest-bearing deposits in other financial institutions	373,641	153,584
Total cash and cash equivalents	375,936	155,989

Available-for-sale securities, at fair value	30,843	36,666
Correspondent bank stock, at cost	2,576	2,552
Mortgage loans held for sale	176,644	161,843
Loans, net of allowance of $12,539 and $12,539	1,531,387	1,520,294
Premises and equipment, net	5,778	5,320
Accrued interest receivable	6,852	6,618
Accounts receivable	10,175	4,865
Other receivables	3,254	1,422
Other real estate owned, net	—	194
Goodwill and other intangible assets, net	24,254	24,258
Deferred tax assets, net	6,073	6,056
Company-owned life insurance	15,537	15,449
Other assets	22,269	32,129
Total assets	$2,211,578	$1,973,655

LIABILITIES
Deposits:
Noninterest-bearing	$593,388	$481,457
Interest-bearing	1,214,437	1,138,453
Total deposits	1,807,825	1,619,910
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	198,041	149,563
Subordinated notes	24,248	24,291
Accrued interest payable	612	453
Other liabilities	19,413	24,476
Total liabilities	2,050,139	1,818,693

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,957,900 and 7,951,773 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	145,282	144,703
Retained earnings	15,578	9,579
Accumulated other comprehensive income	579	680
Total shareholders’ equity	161,439	154,962
Total liabilities and shareholders’ equity	$2,211,578	$1,973,655

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$14,212	$11,002
Investment securities	196	295
Federal funds sold and other	91	215
Total interest and dividend income	14,499	11,512

Interest expense:
Deposits	974	2,393
Other borrowed funds	472	188
Total interest expense	1,446	2,581
Net interest income	13,053	8,931
Less: provision for loan losses	—	367
Net interest income, after provision for loan losses	13,053	8,564

Non-interest income:
Trust and investment management fees	4,847	4,731
Net gain on mortgage loans	5,196	2,481
Bank fees	373	368
Risk management and insurance fees	51	96
Income on company-owned life insurance	88	91
Other	60	—
Total non-interest income	10,615	7,767
Total income before non-interest expense	23,668	16,331

Non-interest expense:
Salaries and employee benefits	9,861	8,482
Occupancy and equipment	1,409	1,440
Professional services	1,279	1,023
Technology and information systems	942	969
Data processing	1,015	847
Marketing	321	415
Amortization of other intangible assets	4	2
Net loss on assets held for sale	—	553
Other	798	916
Total non-interest expense	15,629	14,647
Income before income taxes	8,039	1,684
Income tax expense	2,040	350
Net income available to common shareholders	$5,999	$1,334
Earnings per common share:
Basic	$0.76	$0.17
Diluted	$0.74	$0.17

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$5,999	$1,334
Other comprehensive income items, net of tax effect:
Net change in unrealized losses on available-for-sale securities	(101)	(593)
Comprehensive income	$5,898	$741

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Retained	Accumulated
	Shares	Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2020	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	1,334	—	1,334
Other comprehensive loss, net of tax	—	—	—	(593)	(593)
Share repurchase	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	654	—	—	654
Balance, March 31, 2020	7,917,489	$143,081	$(13,621)	$(757)	$128,703

Balance at January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	5,999	—	5,999
Other comprehensive loss, net of tax	—	—	—	(101)	(101)
Settlement of share awards	6,127	(34)	—	—	(34)
Stock-based compensation	—	613	—	—	613
Balance, March 31, 2021	7,957,900	$145,282	$15,578	$579	$161,439

See accompanying notes to condensed consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$5,999	$1,334
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	271	276
Deferred income tax (benefits)/expense, net of valuation allowance	30	347
Stock-based compensation	613	654
Provision for loan losses	—	367
Net amortization of investment securities	145	107
Stock dividends received on correspondent bank stock	(23)	(5)
Increase in cash surrender value of company-owned life insurance	(88)	(91)
Net gain on mortgage loans	(5,196)	(2,481)
Origination of mortgage loans held for sale	(490,783)	(196,873)
Proceeds from mortgage loans	482,058	179,207
Loss on assets held for sale	—	553
Recognition of capitalized subordinated notes issuance costs	(43)	(101)
Accounts receivable	172	646
Accrued interest receivable and other assets	(2,473)	(376)
Accrued interest payable and other liabilities	(1,829)	(2,065)
Net cash used in operating activities	(11,147)	(18,501)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	5,673	5,703
Purchases of correspondent bank stock	(1)	(568)
Purchases of premises and equipment	(725)	(204)
Proceeds from sale of other real estate owned	194	—
Loan and note receivable originations and principal collections, net	(10,406)	(45,850)
Net cash used in investing activities	(5,265)	(40,919)
Cash flows from financing activities
Net change in deposits	187,915	91,666
Proceeds from subordinated notes	—	8,000
Repurchase of common stock	—	(370)
Settlement of restricted stock	(34)	—
Payments to Federal Reserve borrowings	(28,513)	—
Proceeds from Federal Reserve borrowings	76,991	—
Payments to Federal Home Loan Bank borrowings	—	(17,000)
Proceeds from Federal Home Loan Bank borrowings	—	17,000
Net cash provided by financing activities	236,359	99,296

Net change in cash and cash equivalents	219,947	39,876
Cash and cash equivalents, beginning of year	155,989	78,638
Cash and cash equivalents, end of period	$375,936	$118,514
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,287	$2,463
Cash paid for amounts included in the measurement of lease liabilities	1,300	1,475
Supplemental noncash disclosures:
Change in unrealized gain on available-for-sale securities	(148)	(597)

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

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the "Bank") and Ryder, Stilwell Inc. ("RSI"). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly-owned by FWFI: First Western Merger Corporation ("Merger Corp"), and RRI, LLC ("RRI"). RSI and RRI are not active operating entities.

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2020 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2020.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

Consolidation:  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Acquisitions:  On May 15, 2020, the Company completed a branch purchase and assumption transaction ("Branch Acquisition") with Simmons Bank ("Simmons"). Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole and Laramie, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of March 31, 2021 and December 31, 2020, 67.1%, and 66.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans, interest rate lock commitments ("IRLC") and forward sale commitments ("FSC"), to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.

In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced ("TBA"), which we refer to as forward commitments. TBA agreements are forward contracts to purchase mortgage backed securities ("MBS") that will be issued by a US Government Sponsored Enterprise. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. There were no performance based incentive fees earned with respect to investment management contracts for the three months ended March 31, 2021. Performance based incentive fees earned with respect to investment management contracts for the year ended December 31, 2020 were immaterial. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 are considered in scope of Topic 606.

Transition of LIBOR to an Alternative Reference Rate:  In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate ("SOFR") as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

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

The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023, and to cease publishing other LIBOR settings on December 31, 2021.

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

The CARES Act created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans during all of the available funding windows. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 3 for further discussion on our PPP loans.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of March 31, 2021.  See Note 3 for further discussion on our loan modification program.

The Company is a participant in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company may sell a 95% participation in a new MSLP loan to the Main Street Special Purpose Vehicle ("SPV") at par value. The Company must retain 5% of the MSLP loan until (i) it matures or (ii) neither the Main Street SPV nor a Governmental Assignee holds an interest in MSLP Loan in any capacity, whichever comes first. See Note 3 for further discussion on our participation in the program.

Reclassifications:  Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements:  The following reflects recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2020.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"). ASU 2021-01 clarifies the scope of Topic 848, originally issued in 2020 (ASU 2020-04). ASU 2021-01 clarifies that derivatives affected by the related discounting transition are explicitly eligible for certain optional expedients and exceptions. ASU 2021-01 also clarifies that a receive-variable-rate, pay-variable-rate cross-currency interest rate swap may be considered an eligible hedging instrument in a net investment hedge if both legs of the swap do not have the same repricing intervals and dates as a result of reference rate reform. ASU 2021-01 was effective for the Company on January 7, 2021 and did not have a material impact on the Company’s financial statement disclosures.

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

During the three months ended March 31, 2021, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current ALLL calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

k

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of March 31, 2021 and December 31, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$3	$—	$253
Corporate bonds	6,000	126	(38)	6,088
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	19,402	581	(3)	19,980
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	1,602	68	—	1,670
Corporate collateralized mortgage obligations ("CMO") and MBS	2,821	55	(24)	2,852
Total securities available-for-sale	$30,075	$833	$(65)	$30,843

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage-backed securities – residential	23,806	798	—	24,604
FNMA mortgage-backed securities – residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

As of March 31, 2021, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
March 31, 2021	Cost	Value
Due within one year	$250	$253
Due between one year and five years	1,250	1,245
Due between five years and ten years	4,792	4,843
Securities (agency, Corporate CMO, and MBS)	23,783	24,502
Total	$30,075	$30,843

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the three months ended March 31, 2021, the Company did not make any contributions to the SBIC fund. During the year ended December 31, 2020, the Company invested $0.5 million in SBIC. As of March 31, 2021 and December 31, 2020, the Company held a balance of $2.1 million with SBIC, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.9 million in future SBIC investments.

As of March 31, 2021 and December 31, 2020, securities with carrying values totaling $3.2 million and $3.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

As of March 31, 2021 and December 31, 2020, six securities and seven securities were in an unrealized loss position, with unrealized losses totaling $0.1 million and $0.1 million, respectively. One of the securities in an unrealized loss position as of March 31, 2021 has been in a continuous unrealized loss position for more than twelve months, and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2021.

The following table summarizes securities with unrealized losses as of March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	Losses	Value	Losses	Value	Losses
GNMA mortgage-backed securities – residential	$881	$(3)	$—	$—	$881	$(3)
Corporate bonds	3,962	(38)	—	—	3,962	(38)
Corporate CMO and MBS	56	—	659	(24)	715	(24)
Total	$4,899	$(41)	$659	$(24)	$5,558	$(65)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$3,489	$(11)	$—	$—	$3,489	$(11)
Corporate CMO and MBS	880	(40)	566	(13)	1,446	(53)
Total	$4,369	$(51)	$566	$(13)	$4,935	$(64)

The Company did not sell any securities during the three months ended March 31, 2021 or during the year ended December 31, 2020.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	March 31,	December 31,
	2021	2020
Cash, Securities, and Other(1)	$363,155	$357,020
Construction and Development	110,024	131,111
1-4 Family Residential	452,591	455,038
Non-Owner Occupied CRE	317,457	281,943
Owner Occupied CRE	161,787	163,042
Commercial and Industrial(2)	141,770	146,031
Total loans held for investment	1,546,784	1,534,185
Deferred fees and unamortized premiums/(unaccreted discounts), net	(2,858)	(1,352)
Allowance for loan losses	(12,539)	(12,539)
Loans, net	$1,531,387	$1,520,294

______________________________________

(1) Includes PPP loans of $190.5 million and $142.9 million as of March 31, 2021 and December 31, 2020, respectively.

(2) Includes MSLP loans of $6.7 million and $6.6 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, total loans held for investment include $120.8 million of performing loans purchased as part of the Branch Acquisition.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of March 31, 2021, the Cash, Securities, and Other portion of the loan portfolio included $190.5 million of PPP loans, or 52.5% of the total category. As of December 31, 2020, the Cash, Securities, and Other portion of the loan portfolio included $142.9 million of PPP loans, or 40.0% of the total category

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of March 31, 2021, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.7 million.

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

As of March 31, 2021, the Company’s loan portfolio included 81 loans which were modified under the loan modification program, totaling $148.5 million. None of these loans were still in their deferral period as of March 31, 2021.

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of March 31, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, which we believe may be more impacted by the pandemic, and those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of March 31, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred (fees) costs, and unamortized premiums/ (unaccreted discounts) which are not material) in loans past due as of March 31, 2021 and December 31, 2020 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
March 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$—	$—	$21	$21	$363,134	$363,155
Construction and Development	—	—	—	—	110,024	110,024
1-4 Family Residential	—	—	—	—	452,591	452,591
Non-Owner Occupied CRE	—	—	—	—	317,457	317,457
Owner Occupied CRE	—	—	479	479	161,308	161,787
Commercial and Industrial	200	47	3,519	3,766	138,004	141,770
Total	$200	$47	$4,019	$4,266	$1,542,518	$1,546,784

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$752	$—	$48	$800	$356,220	$357,020
Construction and Development	—	—	—	—	131,111	131,111
1-4 Family Residential	1,283	—	—	1,283	453,755	455,038
Non-Owner Occupied CRE	—	—	—	—	281,943	281,943
Owner Occupied CRE	479	—	—	479	162,563	163,042
Commercial and Industrial	271	—	3,529	3,800	142,231	146,031
Total	$2,785	$—	$3,577	$6,362	$1,527,823	$1,534,185

As of March 31, 2021 and December 31, 2020, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	March 31,	December 31,
	2021	2020
Cash, Securities and Other	$23	$50
Owner Occupied CRE	479	479
Commercial and Industrial	3,519	3,529
Total	$4,021	$4,058

Non-accrual loans classified as TDR accounted for $3.5 million of the recorded investment as of March 31, 2021 and $3.6 million as of December 31, 2020. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	March 31,	December 31,
	2021	2020
Non-accrual
Cash, Securities, and Other	$19	$48
Commercial and Industrial	3,519	3,529
Total	3,538	3,577
Allowance for loan losses associated with TDR	(1,751)	(1,619)
Net recorded investment	$1,787	$1,958

As of March 31, 2021 and December 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the three months ended March 31, 2020. The Company modified one loan resulting in TDR status during the year ended December 31, 2020. The Borrower was having difficulty making payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan was paid off in full as of December 31, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	March 31, 2021			December 31, 2020
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$4	$4	$4	$2	$2	$2
Commercial and Industrial	3,419	3,419	1,751	3,419	3,419	1,619
Total	$3,423	$3,423	$1,755	$3,421	$3,421	$1,621

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$19	$19	$—	$48	$48	$—
Owner Occupied CRE	479	479	—	479	479	—
Commercial and Industrial	100	100	—	110	110	—
Total	$598	$598	$—	$637	$637	$—

Total impaired loans:
Cash, Securities, and Other	$23	$23	$4	$50	$50	$2
Owner Occupied CRE	479	479	—	479	479	—
Commercial and Industrial	3,519	3,519	1,751	3,529	3,529	1,619
Total	$4,021	$4,021	$1,755	$4,058	$4,058	$1,621

The recorded investment in loans in the previous tables excludes accrued interest, deferred (fees) costs and unamortized premiums/ (unaccreted discounts) which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended March 31, 2021 and 2020 are included in the table below (in thousands):

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$3	$—	$—	$—
Commercial and Industrial	3,419	—	4,275	—
Total	$3,422	$—	$4,275	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$34	$—	$2,148	$—
Owner Occupied CRE	479	—	—	—
Commercial and Industrial	105	—	4,937	81
Total	$618	$—	$7,085	$81

Total impaired loans:
Cash, Securities, and Other	$37	$—	$2,148	$—
Owner Occupied CRE	479	—	—	—
Commercial and Industrial	3,524	—	9,212	81
Total	$4,040	$—	$11,360	$81

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2021
Beginning balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Recovery of) provision for loan losses	(6)	(166)	(81)	207	(36)	82	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$2,573	$766	$3,152	$2,211	$1,123	$2,714	$12,539

Allowance for loan losses as of March 31, 2021 allocated to loans evaluated for impairment:
Individually	$4	$—	$—	$—	$—	$1,751	$1,755
Collectively	2,569	766	3,152	2,211	1,123	963	10,784
Ending balance	$2,573	$766	$3,152	$2,211	$1,123	$2,714	$12,539

Loans as of March 31, 2021, evaluated for impairment:
Individually	$23	$—	$—	$—	$479	$3,519	$4,021
Collectively	363,132	110,024	452,591	317,457	161,308	138,251	1,542,763
Ending balance	$363,155	$110,024	$452,591	$317,457	$161,787	$141,770	$1,546,784

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for (recovery of) loan losses	34	(14)	158	227	(27)	(11)	367
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$1,092	$186	$3,008	$1,403	$884	$1,669	$8,242

Allowance for loan losses as of December 31, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,619	$1,621
Collectively	2,577	932	3,233	2,004	1,159	1,013	10,918
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Loans as of December 31, 2020, evaluated for impairment:
Individually	$50	$—	$—	$—	$479	$3,529	$4,058
Collectively	356,970	131,111	455,038	281,943	162,563	142,502	1,530,127
Ending balance	$357,020	$131,111	$455,038	$281,943	$163,042	$146,031	$1,534,185

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of March 31, 2021 and December 31, 2020 (in thousands):

		Special
March 31, 2021	Pass	Mention	Substandard	Total
Cash, Securities and Other	$363,132	$—	$23	$363,155
Construction and Development	110,024	—	—	110,024
1-4 Family Residential	449,483	—	3,108	452,591
Non-Owner Occupied CRE	312,098	5,359	—	317,457
Owner Occupied CRE	160,600	—	1,187	161,787
Commercial and Industrial	136,181	—	5,589	141,770
Total	$1,531,518	$5,359	$9,907	$1,546,784

		Special
December 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020
Construction and Development	131,111	—	—	131,111
1-4 Family Residential	451,918	—	3,120	455,038
Non-Owner Occupied CRE	275,627	6,316	—	281,943
Owner Occupied CRE	161,850	—	1,192	163,042
Commercial and Industrial	140,432	—	5,599	146,031
Total	$1,517,908	$6,316	$9,961	$1,534,185

The Company had no loans graded doubtful as of March 31, 2021 and December 31, 2020.

NOTE 4 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	March 31,	December 31,
	2021	2020
Beginning balance	$24,191	$19,686
Acquisition activity	—	4,505
Ending balance	$24,191	$24,191

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

As of March 31, 2021 and December 31, 2020, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was not more likely than not that the carrying value of the reporting unit exceeded its fair value. Therefore, the Company did not complete the two-step impairment test.

NOTE 5 - LEASES

Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2032. Certain properties contain portions that are subleased with terms that ended in 2020. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The following table presents the classification of the right-of-use asset and corresponding liability within the Condensed Consolidated Balance Sheets. The Company elected to not include short-term leases with initial terms of twelve months or less, on the Condensed Consolidated Balance Sheets, (in thousands).

		March 31,	December 31,
		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,699	$11,341

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$13,241	$13,970

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

	March 31,		December 31,
	2021		2020
Weighted-Average Remaining Lease Term
Operating leases	4.59	years	4.79	years

Weighted-Average Discount Rate
Operating leases	3.03%		3.04%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Condensed Consolidated Statements of Income. The following table represents the Company’s net lease costs, (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease Costs
Operating lease cost	$752	$801
Variable lease cost	412	461
Sublease income	—	(99)
Lease costs, net	$1,164	$1,163

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of March 31, 2021 (in thousands):

Year Ending December 31,	Operating Leases
2021(1)	$2,487
2022	3,239
2023	2,937
2024	2,784
2025	1,783
Thereafter	876
Total future minimum lease payments	14,106
Less: imputed interest	(865)
Present value of net future minimum lease payments	$13,241

________________________________________

(1) Amount represents the remaining nine months of year.

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	March 31,	December 31,
	2021	2020
Money market deposit accounts	$918,940	$847,430
Time deposits	157,072	172,682
Negotiable order of withdrawal accounts	130,540	113,052
Savings accounts	7,885	5,289
Total interest-bearing deposits	$1,214,437	$1,138,453
Aggregate time deposits of $250,000 or greater	$72,490	$73,401

Deposits acquired through acquisitions during the year ended 2020 totaled $63.1 million.

Overdraft balances classified as loans totaled an immaterial amount and $0.1 million as of March 31, 2021 and December 31, 2020.

The following presents the scheduled maturities of all time deposits for the next five years ending March 31 (in thousands):

Year Ending December 31,	Time Deposits
2021(1)	$101,510
2022	29,461
2023	22,006
2024	2,455
2025	1,589
Thereafter	51
Total	$157,072

________________________________________

(1) Amount represents the remaining nine months of year.

NOTE 7 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2021 and December 31, 2020 amounted to $692.4 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $459.1 million as of March 31, 2021. Each advance is payable at its maturity date.

The Company had the following required maturities on FHLB borrowings as of the dates noted (in thousands):

		March 31,	December 31,
Maturity Date	Rate %	2021	2020
April 22, 2022	0.37	$5,000	$5,000
May 5, 2023	0.76	10,000	10,000
Total		$15,000	$15,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2021 the Company is utilizing $183.0 million under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

On October 28, 2020, the Company entered into a Business Loan Agreement and associated Promissory Note (the "Note"), dated June 30, 2020, with a correspondent lending partner. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration ("IBA") LIBOR plus 2.5%. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding and the borrowing capacity associated with both facilities was $5.0 million.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies (see Note 16 – Regulatory Capital Matters). As of March 31, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$78,991	$438,037	$78,506	$360,883
Standby letters of credit	413	17,200	1,933	17,524
Commitments to make loans to sell	192,355	—	370,512	—
Commitments to make loans	$20,018	$17,706	$24,225	$25,316

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

Commitments to make loans to sell are agreements to lend to a client which would then be sold to an investor in the secondary market for which the interest rate has been locked with the client, provided there is no violation of any condition within the contract with either party. Commitments to make loans to sell have fixed interest rates. Since commitments may expire without being extended, total commitment amounts may not necessarily represent cash requirements.

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

On June 14, 2019, the Company announced that its board of directors had authorized a share repurchase plan (the "2019 Repurchase Plan") under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2019 Repurchase Plan. The 2019 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The 2019 Repurchase Plan expired in June of 2020. During the three months ended March 31, 2020, the Company repurchased 22,679 shares at an average price of $16.50.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended March 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase Plan.

During the three months ended March 31, 2021 and 2020, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. During the three months ended March 31, 2020, the Company recognized compensation expense of $0.2 million, representing 14,114 shares, related to the performance-based awards. The performance based awards fully vested in the second quarter of 2020.

As of March 31, 2021, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company recognized compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, for the Restricted Stock Awards. As of March 31, 2021, the Company has $0.4 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of 1.0 year. No Restricted Stock Awards vested during the three months ended March 31, 2021 or 2020.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of March 31, 2021, there were a total of 469,498 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, the Company recognized an immaterial amount of stock based compensation expense. During the three months ended March 31, 2020, the Company recognized stock based compensation expense of $0.1 million. As of March 31, 2021, the Company has an immaterial amount of unrecognized stock-based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	419,197	$29.02
Granted	—	—
Exercised	—	—
Forfeited or expired	(33,550)	36.57
Outstanding as of March 31, 2021	385,647	28.36	2.5	(1)
Options fully vested / exercisable as of March 31, 2021	381,577	$28.38	2.4	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of March 31, 2021, there were 381,577 options that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten-years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non-associate directors long-term cash and stock-based compensation. Historically, the Company has granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the three months ended March 31, 2021:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2020	285,052	152,430	14,862
Granted	—	—	—
Vested	(8,951)	—	—
Forfeited	(5,683)	(2,044)	—
Outstanding as of March 31, 2021	270,418	150,386	14,862

During the three months ended March 31, 2021, the Company issued 6,127 shares of common stock upon the settlement of Restricted Stock Units. The remaining 2,824 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes. During the three months ended March 31, 2020, no Restricted Stock Units vested. As a result, the Company did not issue shares of common stock upon the settlement of Restricted Stock Units.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company did not grant any Time Vesting Units during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized compensation expense of $0.4 million and $0.3 million, respectively, for the Time Vesting Units. As of March 31, 2021, there was $3.4 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.7 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of March 31, 2021 (dollars in thousands):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
Prior to May 1, 2019	50% on half; 100% on other half	10,035	$60	0.8 years	December 31, 2019	December 31, 2021
May 1, 2019 through April 30, 2020	150%	84,531	475	2.8 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	86,226	579	3.8 years	December 31, 2022	December 31, 2023
On November 18, 2020	150%	34,752	$380	3.6 years	December 31, 2022	50% November 18, 2023 & 2025

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the years noted March 31 (dollars in thousands, except share amounts

	Units Granted		Compensation Expense Recognized
Grant Period	2021	2020	2021	2020
Prior to May 1, 2019	—	—	$15	$	*
May 1, 2019 through April 30, 2020	—	1,866	56		*
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	55		—
On November 18, 2020	—	—	$34		$—

______________________________________

* Not meaningful

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three months ended March 31, 2021 and 2020, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of March 31, 2021, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of 1.3 years.

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

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$5,999	$1,334

Denominator:
Basic weighted average shares	7,935,664	7,863,564
Earnings per common share - basic	$0.76	$0.17

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$5,999	$1,334

Denominator:
Basic weighted average shares	7,935,664	7,863,564
Diluted effect of common stock equivalents:
Stock options	4,923	—
Time Vesting Units	102,530	28,632
Financial Performance Units	46,289	25,049
Market Performance Units	14,197	13,366
Total diluted effect of common stock equivalents	167,939	67,047
Diluted weighted average shares	8,103,603	7,930,611
Earnings per common share - diluted	$0.74	$0.17

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The table below presents potentially dilutive securities excluded from the diluted earnings per share calculation for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Stock options	278,109	419,197
Time Vesting Units	3,982	86,923
Financial Performance Units	23,168	—
Restricted Stock Awards	21,054	61,668
Total potentially dilutive securities	326,313	567,788

NOTE 11 - INCOME TAXES

During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $2.0 million and $0.4 million, respectively, reflecting an effective tax rate of 25.4% and 20.8%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers and their affiliates. As of March 31, 2021 and December 31, 2020, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	March 31, 2021	December 31, 2020
Balance, beginning of year	$14,321	$5,675
Funded loans	2,312	17,348
Payments collected	(5,150)	(8,702)
Balance, end of period	$11,483	$14,321

Deposits from related parties held by the Bank as of March 31, 2021 and December 31, 2020 totaled $24.1 million and $26.2 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the three months ended March 31, 2021 and 2020, the Company incurred $0.1 million and an immaterial amount, respectively, of expenses related to these leases.

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

Guarantee Asset and Liability:  The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loan sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value which is the consideration for the credit enhancement. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates ("CPR") and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.

Mortgage Related Derivatives:  Mortgage related derivatives include our Interest Rate Lock Commitments ("IRLC"), Forward Sale Commitments ("FSC") and the forward commitments on our Loans Held for Sale ("LHFS") pipeline. The fair value estimate is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date and pull through assumptions (Level 3). The FSC fair value estimate reflects the potential pair off fee associated with mandatory trades by using a market differential and pair off penalty assessed by the investor (Level 3). The fair value estimate of the forward commitments is based on market prices of similar securities to the underlying MBS (Level 2).

Our mortgage derivatives are carried at fair value in the Company’s financial statements with changes in the fair value accounted for within the Condensed Consolidated Statements of Income.

Mortgage Loans Held for Sale:  The fair value of mortgage loans held for sale is estimated based upon quotes from third party investors for similar assets resulting in a Level 2 classification.

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

The following presents assets and liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$253	$—	$—	$253
Corporate bonds	—	6,088	—	6,088
GNMA mortgage-backed securities - residential	—	19,980	—	19,980
FNMA mortgage-backed securities - residential	—	1,670	—	1,670
Corporate CMO and MBS	—	2,852	—	2,852
Total securities available-for-sale	$253	$30,590	$—	$30,843
Equity securities	$717	$—	$—	$717
Guarantee asset	$—	$—	$188	$188
IRLC, net	$—	$—	$2,105	$2,105
Forward commitments	$—	$5,482	$(173)	$5,309
Mortgage loans held for sale	$—	$176,644	$—	$176,644

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
Corporate bonds	—	6,044	—	6,044
GNMA mortgage-backed securities - residential	—	24,604	—	24,604
FNMA mortgage-backed securities - residential	—	1,677	—	1,677
Corporate CMO and MBS	—	4,087	—	4,087
Total securities available-for-sale	$254	$36,412	$—	$36,666
Equity securities	$730	$—	$—	$730
Guarantee asset	$—	$—	$232	$232
IRLC, net	$—	$—	$9,841	$9,841
Forward commitments	$—	$(2,534)	$(89)	$(2,623)
Mortgage loans held for sale	$—	$161,843	$—	$161,843

The following presents a reconciliation for level 3 instruments measured at fair value on a recurring basis (in thousands):

Three Months Ended March 31, 2021	Guarantee Asset	IRLC	Forward Commitments
Beginning balance	$232	$9,841	$(89)
Acquisitions	—	2,684	—
Originations	—	(7,016)	—
Sales	—	—	—
Gains (losses) in net income, net	(44)	(3,404)	(84)
Other settlements	—	—	—
Ending balance	$188	$2,105	$(173)

Three Months Ended March 31, 2020	Guarantee Asset	IRLC	Forward Commitments
Beginning balance	$—	$1,184	$—
Acquisitions	—	7,722	—
Originations	—	(5,644)	—
Sales	229	—	—
Gains (losses) in net income, net	(33)	763	(16)
Other settlements	—	—	—
Ending balance	$196	$4,025	$(16)

Mutual funds and U.S. Treasury debt are reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of March 31, 2021 and December 31, 2020, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of March 31, 2021, equity securities, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item and the FSC and guarantee liabilities have been recorded at fair value with the Other liabilities line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

The following presents quantitative information about Level 3 assets measured on a recurring basis as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$188	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 26% (26%)

IRLC, net	2,105	Best execution model	Pull through	74% to 100% (91%)

Forward commitments	(173)	Internal pricing model	Market Differential	-164bps to -18bps (-49bps)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$232	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

IRLC, net	9,841	Best execution model	Pull through	55% to 100% (86%)

Forward commitments	(89)	Internal pricing model	Market Differential	-59bps to -17bps (-31bps)

The following presents assets measured on a nonrecurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Total impaired loans(1):
Commercial and Industrial	$—	$—	$1,668	$1,668

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$194	$194

Total impaired loans(1):
Commercial and Industrial	$—	$—	$1,800	$1,800

______________________________________

(1) An immaterial Cash, Securities, and Other loan was fully reserved for using a specific allowance as of March 31, 2021 and December 31, 2020.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of March 31, 2021, the Company did not own any OREO properties. As of December 31, 2020, OREO had a carrying amount of $0.2 million, which is the cost basis of $2.1 million net of a valuation allowance of $1.9 million.

As of March 31, 2021, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.8 million and were classified as Level 3. As of December 31, 2020, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.6 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.8 million and $1.6 million as of March 31, 2021 and December 31, 2020. The Bank did not have any charge offs during the three months ended March 31, 2021 from the specific reserve. The Bank charged off an immaterial amount during the year ended December 31, 2020 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of recurring and nonrecurring non-financial instruments categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Total impaired loans(1):
Commercial and Industrial	$1,668	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (31%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$194	Sales contract	Commission, cost to sell, closing costs	5% (5%)

Total impaired loans(1):
Commercial and Industrial	$1,800	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 35% (26%)

______________________________________

(1) Two immaterial Cash, Securities and Other loans were fully reserved for using a specific allowance as of March 31, 2021 and one immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$375,936	$375,936	$—	$—
Loans, net	1,531,387	—	—	1,526,059
Accrued interest receivable	6,852	—	6,852	—
Liabilities:
Deposits	1,807,825	—	1,809,274	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,083	—
Federal Reserve borrowings – fixed rate	183,041	—	183,041	—
Subordinated notes – fixed-to-floating rate	24,248	—	—	25,658
Accrued interest payable	$612	$—	$612	$—

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,989	$155,989	$—	$—
Loans, net	1,520,294	—	—	1,512,699
Accrued interest receivable	6,618	—	6,618	—
Liabilities:
Deposits	1,619,910	—	1,621,648	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,099	—
Federal Reserve borrowings – fixed rate	134,563	—	134,563	—
Subordinated notes – fixed-to-floating rate	24,291	—	—	25,750
Accrued interest payable	$453	$—	$453	$—

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

NOTE 14 - SEGMENT REPORTING

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

For 2020 periods presented, the Wealth Management segment includes the previously reported key metrics of the previously reported Capital Management segment.

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of and for the three months ended March 31, 2021 and 2020 (in thousands):

As of and for the three months ended March 31, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$14,499	$—	$14,499
Total interest expense	1,446	—	1,446
Provision for loan losses	—	—	—
Net interest income, after provision for loan losses	13,053	—	13,053
Non-interest income	5,418	5,197	10,615
Total income	18,471	5,197	23,668
Depreciation and amortization expense	258	14	272
All other non-interest expense	12,296	3,061	15,357
Income before income tax	$5,917	$2,122	$8,039

Goodwill	$24,191	$—	$24,191
Total assets	$2,025,720	$185,858	$2,211,578

As of and for the three months ended March 31, 2020	Wealth Management		Mortgage	Consolidated
Income Statement
Total interest income	$11,512		$—	$11,512
Total interest expense	2,581		—	2,581
Provision for loan losses	367		—	367
Net interest income, after provision for loan losses	8,564		—	8,564
Non-interest income	5,263		2,504	7,767
Total income	13,827		2,504	16,331
Depreciation and amortization expense	256		20	276
All other non-interest expense	12,601	(1)	1,770	14,371
Income before income tax	$970		$714	$1,684

Goodwill	$19,686		$—	$19,686
Assets held for sale	3,000		—	3,000
Total assets	$1,289,762		$64,101	$1,353,863

______________________________________

(1) Includes loss on assets held for sale of $0.6 million.

NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of March 31, 2021 and December 31, 2020, the balance of the investment for LIHTC was $1.0 million and $1.1 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. Total unfunded commitments related to the investment in the LIHTC total $2.1 million and $2.2 million as of March 31,

2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments during the year ending 2021.

The Company uses the proportional amortization method to account for this investment. During the three months ended March 31, 2021, the Company recognized amortization expense of $0.1 million, which was included within the Income tax expense line item of the Condensed Consolidated Statements of Income. The Company did not recognize any related amortization expense during the three months ended March 31, 2020.

Additionally, during the three months ended March 31, 2021, the Company recognized $0.1 million of tax credits and other benefits from this investment in the LIHTC. The Company did not recognize any related tax credits or other benefits during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, the Company did not incur any impairment losses.

NOTE 16 - REGULATORY CAPITAL MATTERS

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, First Western and the Bank meet all capital adequacy requirements to which they are subject to.

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

The standard ratios established by First Western and the Bank’s primary regulators to measure capital require First Western and the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital ("CET1"), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2021, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of March 31, 2021 and December 31, 2020, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2021, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2021 and December 31, 2020.

The following presents the actual and required capital amounts and ratios as of March 31, 2021 and December 31, 2020 (dollars in thousands):

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
March 31, 2021	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$141,027	10.60%		$79,844	6.0%			$106,458	8.0%
Consolidated	138,067	10.31		N/A	N/A			N/A	N/A
CET1 to risk-weighted assets
Bank	141,027	10.60		59,883	4.5			86,497	6.5
Consolidated	138,067	10.31		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	153,929	11.57		106,458	8.0			133,073	10.0
Consolidated	175,528	13.11		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	141,027	7.53		74,885	4.0			93,607	5.0
Consolidated	$138,067	7.35%	$	N/A	N/A	%	$	N/A	N/A	%

							To be Well Capitalized
							Under Prompt
			Required for Capital				Corrective Action
	Actual		Adequacy Purposes(1)				Regulations
December 31, 2020	Amount	Ratio	Amount		Ratio		Amount		Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%		$78,660	6.0%			$104,880	8.0%
Consolidated	131,507	9.96		N/A	N/A			N/A	N/A
CET1 to risk-weighted assets
Bank	133,963	10.22		58,995	4.5			85,215	6.5
Consolidated	131,507	9.96		N/A	N/A			N/A	N/A
Total capital to risk-weighted assets
Bank	146,853	11.20		104,880	8.0			131,100	10.0
Consolidated	168,957	12.80		N/A	N/A			N/A	N/A
Tier 1 capital to average assets
Bank	133,963	7.62		70,301	4.0			87,877	5.0
Consolidated	$131,507	7.45%	$	N/A	N/A	%	$	N/A	N/A	%

______________________________________

(1) Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2021 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2021. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in in our Annual Report Form 10-K filed with the SEC on March 12, 2021 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

From 2004, when we opened our first profit center, until March 31, 2021, we have expanded our footprint into eleven full service profit centers, two loan production offices, and two trust offices located across four states. As of and for the three months ended March 31, 2021, we had $2.21 billion in total assets, $23.7 million in total revenues and provided fiduciary and advisory services on $6.49 billion of assets under management ("AUM").

Response to COVID-19

The spread of COVID-19 has caused significant disruptions in the U.S. economy since it was declared a pandemic in March of 2020 by the World Health Organization. Disruptions include temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. The changes have impacted our clients and their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

The Company activated its Business Continuity Plan in early 2020 in response to the emergence of COVID-19 and has continued to adjust as the crisis continues to impact our markets, clients and business. A majority of our associates have been working remotely since early 2020. All of our offices are open, functioning, and continue to operate in an appointment only model for client service to limit the risk of potential exposure to COVID-19 for our associates and clients. We are taking additional precautions within our profit centers, including enhanced cleaning procedures and physical distancing measures, to ensure the safety of our clients and our associates.

A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and has been accepting applications for the program. As of March 31, 2021, we held 666 PPP loans for a total of $190.5 million with an average loan size of $0.3 million. As of March 31, 2021, the Company had submitted loans with original loan amounts of $155.1 million to the SBA for forgiveness and had received forgiveness on 499 loans totaling $84.7 million.

In 2021, through April 11, we had received 743 applications for round 2 PPP loans from borrowers for $99.8 million; of the applications received, 535 applications for $82.5 million with an average loan size of $0.2 million have been approved and funded by the SBA.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. The Company had eighty-one loans across multiple industries in the amount of $148.5 million of loans that participated in the Company’s COVID loan modification program. No loans in the loan modification program remain in their deferral period and there were no loans which were delinquent according to Bank policy as of March 31, 2021.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of March 31, 2021, the Company had six loans with a balance held by the Bank of $6.7 million.

Primary Factors Used to Evaluate the Results of Operations

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our Condensed Consolidated Balance Sheets and Statements of Income as well as various financial ratios that are commonly used in our industry. The primary factors we use to evaluate our results of operations include net interest income, non-interest income and non-interest expense.

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

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, and borrower credits, less commissions to loan originators, lender credits, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC") and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for Main Street Lending Program, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.
●	Other—non-operating income generated through a transition services agreement with the buyer of the LA fixed income team.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
●	Net loss on assets held for sale—represents the fair value adjustment on disposal groups held for sale.
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2021, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The three months ended March 31, 2021 compared with the three months ended March 31, 2020. We reported net income available to common shareholders of $6.0 million for the three months ended March 31, 2021, compared to $1.3 million of net income available to common shareholders for the three months ended March 31, 2020, a $4.7 million, or 349.7%, increase. For the three months ended March 31, 2021, our income before income tax was $8.0 million, a $6.4 million, or 377.4%, increase from the three months ended March 31, 2020. The increase was primarily driven by a $4.1 million increase in net interest income and a $2.7 million increase in net gain on mortgage loans, offset partially by a $1.0 million increase in non-interest expense. The increase in net interest income was due to an increase in average loan balances and a reduction in our average cost of funds. Mortgage originations in the three months ended March 31, 2021 were $490.8 million compared to $196.9 million in the three months ended March 31, 2020. This increase, along with the increase in net margins on the unrealized portfolio and an increase in interest income, offset partially by an increase in variable expenses contributed to the increase in net gain on mortgage loans. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits related to additional personnel expense to support the increase in mortgage volume, added personnel from the branch purchase and assumption transaction ("Branch Acquisition"), and an increase in incentive compensation accruals driven by the continued strong financial performance of the Company. These increases were partially offset by additional deferred compensation expense recorded in the quarter related to PPP.

Net Interest Income

The three months ended March 31, 2021 compared with the three months ended March 31, 2020. For the three months ended March 31, 2021, net interest income, before the provision for loan losses, was $13.1 million, an increase of $4.1 million, or 46.2%, compared to the three months ended March 31, 2020. Net interest margin decreased 24 basis points to 2.90%, in the first quarter of 2021, from the 3.14% reported in the first quarter of 2020. The decrease in net interest margin was primarily a result of an 82 basis point decrease in the average yield on interest earning assets which was partially offset by a corresponding decrease of 78 basis points in the average rate paid on interest-bearing liabilities. These decreases are driven by a historically low interest rate environment as well as a shift in the balance sheet mix partially driven by the impact of the PPP program. Net interest income was also impacted by the growth in the balance sheet partially attributable to a $538.8 million increase in average outstanding loan balances compared to March 31, 2020, as well as a more liquid balance sheet mix resulting from continued strong deposit growth as a result of inflows from large commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

The increase in average loans outstanding for the three months ended March 31, 2021 compared to the same periods in 2020 was due to three primary factors: organic growth, PPP loan originations and the Branch Acquisition. PPP loan originations contributed $0.8 million to net interest income for the three months ended March 31, 2021. The program was not in place for the three months ended March 31, 2020. The increase in interest income on our loan portfolio due to an increase in average loans outstanding was partially offset by lower average loan yields. Loan yields were 3.66% for the three months ended March 31, 2021, compared to 4.33% for the three months ended March 31, 2020. The reduction in loan yields was driven by two primary factors: a lower interest rate environment and PPP loan originations.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average balances for the three months ended March 31, 2021 compared to the same period in 2020. Our average yield on available-for-sale securities during the three months ended March 31, 2021 was 2.45%, a 31 basis point increase, compared to the same period in 2020. The impact of the reduction in average balances was partially offset by a higher average yield on the securities portfolio.

Interest expense on deposits decreased during the three months ended March 31, 2021 compared to the same period in 2020. The decrease was driven primarily by a 65 basis point decline in cost of deposits for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in cost of deposits was driven by a reduction in deposit rates consistent with the lower interest rate environment. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $332.3 million, for the three months ended March 31, 2021, compared to the same period in 2020.

The following table presents an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and for the Three Months Ended March 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$213,577	$91	0.17%	$68,035	$215	1.26%
Available-for-sale securities(2)	31,935	196	2.45	55,208	295	2.14
Loans(3)	1,554,990	14,212	3.66	1,016,148	11,002	4.33
Interest-earning assets(4)	1,800,502	14,499	3.22	1,139,391	11,512	4.04
Mortgage loans held for sale(5)	175,891	1,152	2.62	37,798	326	3.45
Total interest-earning assets, plus mortgage loans held for sale	1,976,393	15,651	3.17	1,177,189	11,838	4.02
Allowance for loan losses	(12,541)			(8,010)
Noninterest-earning assets	100,415			84,054
Total assets	$2,064,267			$1,253,233
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,163,010	974	0.33	$830,736	2,393	1.15
FHLB and Federal Reserve borrowings	137,626	132	0.38	10,495	51	1.95
Subordinated notes	24,259	340	5.61	7,854	137	6.97
Total interest-bearing liabilities	1,324,895	1,446	0.44	849,085	2,581	1.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	557,707			253,813
Other liabilities	21,151			19,874
Total noninterest-bearing liabilities	578,858			273,687
Total shareholders’ equity	160,514			130,461
Total liabilities and shareholders’ equity	$2,064,267			$1,253,233
Net interest rate spread(6)			2.78			2.83
Net interest income(7)		$13,053			$8,931
Net interest margin(8)			2.90%			3.14%

_____________________________________________________________

(1) Average balance represents daily averages, unless otherwise noted.

(2) Represents monthly averages.

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

The following table presents the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held for sale) and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume.

	Three Months Ended March 31, 2021
	Compared to 2020
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$62	$(186)	$(124)
Available-for-sale securities	(143)	44	(99)
Loans	4,925	(1,715)	3,210
Total increase (decrease) in interest income	4,844	(1,857)	2,987
Interest-bearing liabilities:
Interest-bearing deposits	278	(1,697)	(1,419)
FHLB and Federal Reserve borrowings	122	(41)	81
Subordinated notes	230	(27)	203
Total increase (decrease) in interest expense	630	(1,765)	(1,135)
Increase (decrease) in net interest income	$4,214	$(92)	$4,122

Non-Interest Income

The three months ended March 31, 2021 compared with the three months ended March 31, 2020. For the three months ended March 31, 2021 compared with the three months ended March 31, 2020, non-interest income increased $2.8 million, or 36.7%, to $10.6 million. The increase in non-interest income during the three months ended March 31, 2021 was primarily a result of a $2.7 million increase in net gain on mortgage loans, compared to the same period in 2020.

The table below presents the significant categories of our non-interest income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$4,847	$4,731	$116	2.5%
Net gain on mortgage loans	5,196	2,481	2,715	109.4
Banking fees	373	368	5	1.4
Risk management and insurance fees	51	96	(45)	(46.9)
Income on company-owned life insurance	88	91	(3)	(3.3)
Other	60	—	60	*
Total non-interest income	$10,615	$7,767	$2,848	36.7%

________________________________________

* Not meaningful

Trust and investment management fees—For the three months ended March 31, 2021 compared to the same period in 2020, our trust and investment management fees increased $0.1 million, or 2.5%, driven by asset growth, partially offset by a reduction in trust and investment management fees generated by the LA Fixed Income team that was sold in November 2020.

Net gain on mortgage loans—For the three months ended March 31, 2021 compared to the same period in 2020, our net gain on mortgage loans increased by $2.7 million, or 109.4%, to $5.2 million. Mortgage originations in the three months ended March 31, 2021 were $490.8 million compared to $196.9 million in the three months ended March 31, 2020. This increase, along with the increase in net margins on the unrealized portfolio and an increase in interest income, offset partially by an increase in variable expenses contributed to the increase in net gain on mortgage loans. The net gain on mortgage loans will fluctuate with the amount and type of loans sold and market conditions. The increase in origination volume for the three month period was primarily related to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint and management’s commitment and ability to capitalize on the mortgage environment.

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2021, we did not record a provision for credit losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment. We identified clients who could be more highly impacted by the recent COVID-19 pandemic and economic disruption and are meeting regularly with them. The analysis reviewed the borrowers in industries we believe may be more impacted including those the lenders believed would have one or more of the following characteristics: greater than 50% probability of a downgrade, a covenant violation or 20% reduction in collateral position. The Company receives and reviews current financial data and cash flow forecasts from borrowers who participated in the loan modification program. Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Expense

The three months ended March 31, 2021 compared with the three months ended March 31, 2020. The increase in non-interest expense of 6.7% to $15.6 million for the three months ended March 31, 2021, was primarily due to higher salaries and employee benefits expense, higher professional services expense, and data processing expenses, offset partially by a reduction in net loss on assets held for sale.

The table below presents the significant categories of our non-interest expense for the periods noted:

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$9,861	$8,482	$1,379	16.3%
Occupancy and equipment	1,409	1,440	(31)	(2.2)
Professional services	1,279	1,023	256	25.0
Technology and information systems	942	969	(27)	(2.8)
Data processing	1,015	847	168	19.8
Marketing	321	415	(94)	(22.7)
Amortization of other intangible assets	4	2	2	100.0
Net loss on assets held for sale	—	553	(553)	*
Other	798	916	(118)	(12.9)
Total non-interest expense	$15,629	$14,647	$982	6.7%

________________________________________

* Not meaningful

Salaries and employee benefits—The increase in salaries and employee benefits of $1.4 million, or 16.3%, was primarily related to added personnel from the Branch Acquisition and to support the growth in our Mortgage segment, increased contract labor, overtime and related compensation costs to support the mortgage production in the quarter, and an increase in incentive compensation accruals driven by the continued strong financial performance of the Company. These increases were partially offset by additional deferred compensation expense recorded in the quarter related to PPP.

Professional services—The increase in professional services of $0.3 million, or 25.0%, was primarily driven by additional FDIC insurance expense related to our balance sheet growth and expenses related to the PPP program.

Data processing—The increase in data processing costs of $0.2 million, or 19.8%, was primarily driven by an increase in core systems cost as a result of an increase in accounts and transactions related to the balance sheet growth and growth in our Mortgage segment.

Net loss on assets held for sale—The decrease in net loss on assets held for sale of $0.6 million was driven by the completion of the sale of held for sale assets in 2020.

Income Tax

The Company recorded an income tax provision of $2.0 million and $0.4 million, respectively, for the three months ended March 31, 2021 and 2020, reflecting an effective tax rate of 25.4% and 20.8%, respectively. The increase in effective tax rate is primarily attributable to an increase in pre-tax income as of March 31, 2021 as compared to March 31, 2020.

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

The following table presents key metrics related to our segments:

	Three Months Ended March 31, 2021
	Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated
Income(1)	$18,471	$5,197	$23,668
Income before taxes	$5,917	$2,122	$8,039
Profit margin	32.0%	40.8%	34.0%

	Three Months Ended March 31, 2020
	Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated
Income(1)	$13,827	$2,504	$16,331
Income before taxes	$970	$714	$1,684
Profit margin	7.0%	28.5%	10.3%

________________________________________

(1) Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and for the Three Months Ended March 31,
(Dollars in thousands)	2021	2020(1)		$ Change	% Change
Total interest income	$14,499	$11,512		$2,987	25.9%
Total interest expense	1,446	2,581		(1,135)	(44.0)
Provision for loan losses	—	367		(367)	*
Net interest income, after provision for loan losses	13,053	8,564		4,489	52.4
Non-interest income	5,418	5,263		155	2.9
Total income	18,471	13,827		4,644	33.6
Depreciation and amortization expense	258	256		2	0.8
All other non-interest expense	12,296	12,601		(305)	(2.4)
Income before income tax	$5,917	$970	(2)	$4,947	510.0
Goodwill	$24,191	$19,686		$4,505	22.9
Assets held for sale	—	3,000		(3,000)	*
Total assets	$2,025,720	$1,289,762		$735,958	57.1%

________________________________________

* Not meaningful

(1) Period includes financial information previously reported under the Capital Management segment.

(2) Includes loss on assets held for sale of $0.6 million previously reported Capital Management segment.

The Wealth Management segment reported income before income tax of $5.9 million for the three months ended March 31, 2021, compared to $1.0 million for the same period in 2020. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses. As the revenues have increased corresponding with the growth in the balance sheet, all other non-interest expense has declined.

Mortgage

	As of and for the Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	5,197	2,504	2,693	107.5
Total income	5,197	2,504	2,693	107.5
Depreciation and amortization expense	14	20	(6)	(30.0)
All other non-interest expense	3,061	1,770	1,291	72.9
Income before income tax	$2,122	$714	$1,408	197.2
Total assets	$185,858	$64,101	$121,757	189.9%

The Mortgage segment reported income before income tax of $2.1 million for the three months ended March 31, 2021, compared to $0.7 million for the same period in 2020. The overall increase in non-interest income was primarily related to an increase in net margins on the unrealized portfolio and an increase in interest income, offset partially by an increase in variable expenses. For the three months ended March 31, 2021 and 2020, our origination volume was $490.8 million and $196.9 million, respectively. The increase in origination volume was due to lower market rates driving an increase in refinance activity, a strong residential real estate market in our footprint, and management’s commitment and ability to capitalize on the mortgage environment.

Financial Condition

The table below presents our Condensed Consolidated Balance Sheets as of the dates presented:

	March 31,	December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$375,936	$155,989	$219,947	141.0%
Investments	30,843	36,666	(5,823)	(15.9)
Gross loans	1,543,926	1,532,833	11,093	0.7
Allowance for loan losses	(12,539)	(12,539)	—	*
Loans, net of allowance	1,531,387	1,520,294	11,093	0.7
Mortgage loans held for sale	176,644	161,843	14,801	9.1
Goodwill & other intangible assets, net	24,254	24,258	(4)	(0.0)
Company-owned life insurance	15,537	15,449	88	0.6
Other assets	56,977	59,156	(2,179)	(3.7)
Total assets	$2,211,578	$1,973,655	$237,923	12.1

Deposits	$1,807,825	$1,619,910	$187,915	11.6
Borrowings	222,289	173,854	48,435	27.9
Other liabilities	20,025	24,929	(4,904)	(19.7)
Total liabilities	2,050,139	1,818,693	231,446	12.7
Total shareholders’ equity	161,439	154,962	6,477	4.2
Total liabilities and shareholders’ equity	$2,211,578	$1,973,655	$237,923	12.1%

________________________________________

* Not meaningful

Cash and cash equivalents increased by $219.9 million, or 141.0%, to $375.9 million as of March 31, 2021 compared to December 31, 2020. The increase in liquidity was driven by organic growth in deposits related to new client relationships, in addition to increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth. During the same period, investments decreased by $5.8 million, or 15.9%, to $30.8 million as of March 31, 2021 due to payoffs.

Loans, net of allowance increased by $11.1 million, or 0.7%, to $1.53 billion as of March 31, 2021 compared to December 31, 2020. The increase was driven by organic growth and PPP loan originations, net of PPP forgiveness. We experienced growth in the Cash, Securities and Other category that includes $190.5 million in PPP loans as well as an increase in non-owner occupied CRE, offset by reductions in construction and development loans.

Mortgage loans held for sale increased $14.8 million, or 9.1%, to $176.6 million as of March 31, 2021 compared to December 31, 2020. This increase corresponds to the increase in mortgage origination volume as noted in the Mortgage segment activity.

Other assets decreased by $2.2 million, or 3.7%, to $57.0 million as of March 31, 2021 compared to December 31, 2020. This was primarily related to a $7.7 million decrease in balances related to unfunded mortgage IRLC, which was offset by a $5.5 million increase in the forward commitments gain receivable.

Deposits increased $187.9 million, or 11.6%, to $1.81 billion as of March 31, 2021 compared to December 31, 2020. The increase was primarily attributable to an increase in non-interest bearing and money market deposits resulting from inflows from large commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

Money market deposit accounts increased $71.5 million, or 8.4%, to $918.9 million as of March 31, 2021 compared to December 31, 2020. Time deposit accounts decreased $15.6 million, or 9.0%, from December 31, 2020 to $157.1 million as of March 31, 2021. Negotiable order of withdrawal, or NOW accounts, increased $17.5 million, or 15.5%, to $130.5 million from December 31, 2020 to March 31, 2021.

Borrowings increased $48.4 million, or 27.9%, to $222.3 million as of March 31, 2021 compared to December 31, 2020. The increase is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve in the amount of $183.0 million. Borrowing from this facility is expected to match fund the balances of PPP loans.

Other liabilities decreased $4.9 million, or 19.7%, to $20.0 million as of March 31, 2021 compared to December 31, 2020. The decrease is primarily attributed to decreases in salaries payable and the forward commitments loss payable.

Total shareholders’ equity increased $6.5 million, or 4.2%, from December 31, 2020 to $161.4 million as of March 31, 2021. The increase is primarily due to an increase in net income.

Assets Under Management

	Three Months Ended
	March 31,
(Dollars in millions)	2021	2020
Managed Trust Balance at Beginning of Period	$1,890	$1,750
New relationships	15	10
Closed relationships	—	(10)
Contributions	18	54
Withdrawals	(120)	(89)
Market change, net	18	(244)
Ending Balance	$1,821	$1,471
Yield*	0.19%	0.22%

Directed Trust Balance at Beginning of Period	$951	$989
New relationships	76	—
Closed relationships	—	(5)
Contributions	5	1
Withdrawals	(5)	(68)
Market change, net	4	(36)
Ending Balance	$1,031	$881
Yield*	0.09%	0.08%

Investment Agency Balance at Beginning of Period	$1,840	$2,009
New relationships	41	39
Closed relationships	(14)	(6)
Contributions	95	54
Withdrawals	(75)	(79)
Market change, net	46	(221)
Ending Balance	$1,933	$1,796
Yield*	0.68%	0.73%

Custody Balance at Beginning of Period	$518	$452
New relationships	—	—
Closed relationships	(1)	—
Contributions	70	76
Withdrawals	(2)	(1)
Market change, net	10	(69)
Ending Balance	$595	$458
Yield*	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,056	$988
New relationships	7	1
Closed relationships	(52)	(6)
Contributions	27	31
Withdrawals	(28)	(21)
Market change, net	96	37
Ending Balance (1)	$1,106	$1,030
Yield*	0.15%	0.17%

Total Assets Under Management at Beginning of Period	$6,255	$6,188
New relationships	139	50
Closed relationships	(67)	(27)
Contributions	215	216
Withdrawals	(230)	(258)
Market change, net	174	(533)
Total Assets Under Management	$6,486	$5,636
Yield*	0.30%	0.34%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

Assets under management increased $231.0 million, or 3.7%, for the three months ended March 31, 2021. The increase was primarily attributable to new accounts, as well as improving market conditions resulting in an increase in the value of assets under management balances.

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

The following table summarizes the amortized cost and estimated fair value of our investment securities as of the dates presented:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$3	$—	$253
Corporate bonds	6,000	126	(38)	6,088
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	19,402	581	(3)	19,980
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	1,602	68	—	1,670
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	2,821	55	(24)	2,852
Total securities available-for-sale	$30,075	$833	$(65)	$30,843

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage -backed securities—residential	23,806	798	—	24,604
FNMA mortgage-backed securities—residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

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

	Maturity as of March 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,250	0.20	4,750	0.72	—	—
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	19,402	1.56
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,602	0.14
Corporate CMO and MBS	—	—	—	—	42	*	2,779	0.25
Total available-for-sale	$250	0.02%	$1,250	0.20%	$4,792	0.72%	$23,783	1.95%

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,250	0.17	—	—	4,750	0.60
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	23,806	1.59
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,616	0.10
Corporate CMO and MBS	—	—	—	—	43	*	4,035	0.31
Total available-for-sale	$250	0.02%	$1,250	0.17%	$43	—%	$34,207	2.60%

________________________________________

* Not meaningful

As of March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2021 and December 31, 2020, we had mortgage loans held for sale of $176.6 million and $161.8 million, respectively, in residential mortgage loans we originated. Loan balances include the impacts of PPP and the Branch Acquisition.

As of March 31, 2021, the Company has $190.5 million in PPP loans outstanding with $3.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two or five year period, based on the PPP loan terms. If the loan receives partial forgiveness, the income related to the unforgiven balance is amortized over a five year period, regardless of original loan terms. If a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. As of March 31, 2021, the Company had submitted loans with original loan amounts of $155.1 million to the SBA for forgiveness and had received forgiveness on 499 loans totaling $84.7 million.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31,		December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$363,155	23.5%	$357,020	23.3%
Construction and Development	110,024	7.1	131,111	8.5
1-4 Family Residential	452,591	29.3	455,038	29.7
Non-Owner Occupied CRE	317,457	20.5	281,943	18.4
Owner Occupied CRE	161,787	10.4	163,042	10.6
Commercial and Industrial	141,770	9.2	146,031	9.5
Total loans held for investment(1)	$1,546,784	100.0%	$1,534,185	100.0%
Mortgage loans held for sale	$176,644		$161,843

________________________________________

(1) Loans held for investment exclude deferred (fees) costs and unamortized premiums/ (unaccreted discounts), net of $(2.9) million and $(1.4) million as of March 31, 2021 and December 31, 2020, respectively.

●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred (fees) costs, and unamortized premiums/ (unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of March 31, 2021
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$39,756	$315,885	(1)	$7,514	$363,155
Construction and Development	61,984	46,516		1,524	110,024
1-4 Family Residential	36,735	71,210		344,646	452,591
Non-Owner Occupied CRE	45,270	186,783		85,404	317,457
Owner Occupied CRE	4,835	56,780		100,172	161,787
Commercial and Industrial	61,762	49,335		30,673	141,770
Total loans	$250,342	$726,509		$569,933	$1,546,784
Amounts with fixed rates	$71,188	$522,976		$212,939	$807,103
Amounts with floating rates	179,154	203,533		356,994	739,681
Total loans	$250,342	$726,509		$569,933	$1,546,784

________________________________________

(1) Includes PPP loans.

	As of December 31, 2020
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$90,053	$259,611	(1)	$7,356	$357,020
Construction and Development	78,900	50,703		1,508	131,111
1-4 Family Residential	41,212	78,359		335,467	455,038
Non-Owner Occupied CRE	25,801	175,476		80,666	281,943
Owner Occupied CRE	8,355	54,403		100,284	163,042
Commercial and Industrial	47,397	68,607		30,027	146,031
Total loans	$291,718	$687,159		$555,308	$1,534,185
Amounts with fixed rates	$76,131	$469,155		$205,548	$750,834
Amounts with floating rates	215,587	218,004		349,760	783,351
Total loans	$291,718	$687,159		$555,308	$1,534,185

________________________________________

(1) Includes PPP loans.

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

As of March 31, 2021, the Company’s loans include eighty-one modified loans, including acquired loans, across multiple industries in the amount of $148.5 million, representing 9.7% of total loans.

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

No loans which participated in the loan modification program were delinquent according to Bank policy as of March 31, 2021. No loans which participated in the loan modification program, were still in their deferral period as of March 31, 2021.

All loans modified in response to COVID-19 are classified as performing as of March 31, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of March 31, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

The amount of lost interest for non-accrual loans was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

We had $4.0 million in non-performing assets as of March 31, 2021 compared to $4.3 million as of December 31, 2020. The decrease in our non-performing assets was primarily related to the sale of the final OREO, resulting in a decrease of $0.2 million, and other immaterial paydowns on non-accrual loans.

The following table presents information regarding non-performing loans as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans by category (1)
Cash, Securities and Other	$23	$50
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	479	479
Commercial and Industrial	3,519	3,529
Total non-accrual loans	4,021	4,058
TDRs still accruing	—	—
Accruing loans 90 or more days past due	—	—
Total non-performing loans	4,021	4,058
OREO	—	194
Total non-performing assets	$4,021	$4,252
Non-performing loans to total loans(2)	0.26%	0.26%
Non-performing assets to total assets	0.18	0.22
Allowance for loan losses to non-performing loans	311.84%	308.99%

________________________________________

(1) As of March 31, 2021, three non-accrual loans, totaling $0.5 million, were not classified as TDRs. As of December 31, 2020, two non-accrual loans were not classified as TDRs. See Note 3 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $176.6 million and $161.8 million as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020 non-performing loans of $4.0 million and $4.1 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of March 31, 2021				As of December 31, 2020
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$363,132	$—	$23	$363,155	$356,970	$—	$50	$357,020
Construction and Development	110,024	—	—	110,024	131,111	—	—	131,111
1-4 Family Residential	449,483	—	3,108	452,591	451,918	—	3,120	455,038
Non-Owner Occupied CRE	312,098	5,359	—	317,457	275,627	6,316	—	281,943
Owner Occupied CRE	160,600	—	1,187	161,787	161,850	—	1,192	163,042
Commercial and Industrial	136,181	—	5,589	141,770	140,432	—	5,599	146,031
Total	$1,531,518	$5,359	$9,907	$1,546,784	$1,517,908	$6,316	$9,961	$1,534,185

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 3.0% of our loan portfolio. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. During the first quarter of 2021, the Company did not increase its allowance for loan losses. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of March 31, 2021.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Average loans outstanding(1)(2)	$1,554,990	$1,016,148
Gross loans outstanding at end of period(3)	$1,543,926	$1,043,951
Allowance for loan losses at beginning of period	$12,539	$7,875
Provision for loan losses	—	367
Charge-offs:
Cash, Securities and Other	—	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	—	—
Recoveries:
Cash, Securities and Other	—	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	—	—
Net charge-offs (recoveries)	—	—
Allowance for loan losses at end of period	$12,539	$8,242
Allowance for loan losses to total loans(4)	0.81%	0.79%
Net charge-offs to average loans(5)	—%	—%

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $175.9 million and $37.8 million for the three months ended March 31, 2021 and 2020, respectively.

(3) Excludes mortgage loans held for sale of $176.6 million and $64.1 million as of March 31, 2021 and 2020, respectively.

(4) End of period loans as of March 31, 2021 include $120.8 million in acquired loans, $183.0 million in bank originated PPP loans, and $7.5 million of acquired PPP loans. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three months ended March 31, 2021.

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

	As of March 31,		As of December 31,
	2021		2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,573	23.5%	$2,579	23.3%
Construction and Development	766	7.1	932	8.5
1-4 Family Residential	3,152	29.3	3,233	29.7
Non-Owner Occupied CRE	2,211	20.5	2,004	18.4
Owner Occupied CRE	1,123	10.4	1,159	10.6
Commercial and Industrial	2,714	9.2	2,632	9.5
Total allowance for loan losses	$12,539	100.0%	$12,539	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of March 31, 2021 remained relatively unchanged from December 31, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $187.9 million, or 11.6%, to $1.81 billion as of March 31, 2021 from December 31, 2020. Total average deposits for the three months ended March 31, 2021 were $1.72 billion, an increase of $636.2 million, or 58.7%, compared to $1.08 billion as of March 31, 2020. The increase in total deposits from December 31, 2020 was attributable to continued organic growth with new client accounts as well as increased deposit balances within the existing deposit accounts.

The following table presents the average balances and average rates paid on deposits for the periods below:

	For the Three Month Period Ending March 31,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$878,004	0.25%	$606,286	1.05%
Demand deposit accounts	115,555	0.18	86,000	0.31
Certificates and other time deposits > $250k	80,561	1.23	65,213	2.15
Certificates and other time deposits < $250k	82,620	0.61	68,976	2.17
Total time deposits	163,181	0.91	134,189	2.16
Savings accounts	6,270	0.03	4,261	0.23
Total interest-bearing deposits	1,163,010	0.33	830,736	1.15
Noninterest-bearing accounts	557,707		253,813
Total deposits	$1,720,717	0.23%	$1,084,549	0.88%

Average noninterest-bearing deposits to average total deposits was 32.4% and 23.4% for the three months ended March 31, 2021 and 2020, respectively.

Our average cost of funds was 0.31% and 0.94% for the three months ended March 31, 2021 and 2020, respectively. The decrease in cost of funds was driven by a reduction in deposit rates consistent with the lower interest rate environment.

Total money market accounts as of March 31, 2021 were $918.9 million, an increase of $71.5 million, or 8.4%, compared to $847.4 million as of December 31, 2020. NOW accounts increased $17.5 million, or 15.5%, to $130.5 million compared to December 31, 2020.

Total time deposits as of March 31, 2021 were $157.1 million, a decrease of $15.6 million, or 9.0%, from December 31, 2020.

The following table represents the amount of certificates of deposit by time remaining until maturity as of March 31, 2021:

	As of March 31, 2021
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$8,147	$7,086	$33,114	$24,143	$72,490
Other	20,475	21,076	24,642	18,389	84,582
Total	$28,622	$28,162	$57,756	$42,532	$157,072

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2021 and December 31, 2020, borrowings totaled $222.3 million and $173.9 million, respectively.

The increase in other borrowings is primarily attributed to participation in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $183.0 million. Borrowing from this facility is expected to match fund the balances of PPP loans. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Borrowings
FHLB borrowings	$15,000	$15,000
Federal Reserve borrowings	183,041	134,563
Subordinated notes	24,248	24,291
Total	$222,289	$173,854

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2021 and December 31, 2020 amounted to $692.4 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $459.1 million as of March 31, 2021.

As of and for the
Three Months Ended
March 31,
(Dollars in thousands)	2021
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000
Balance outstanding at end of period	15,000
Average outstanding during the period	$15,000
Average interest rate during the period	0.32%
Average interest rate at the end of the period	0.32%

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

As of March 31, 2021 and December 31, 2020, we had a Promissory Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million with no balance outstanding.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

Liquidity and Capital Resources

Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which primarily contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds primarily include the ability to borrow from FHLB, other correspondent banks, and the use of brokered deposits.

The following table illustrates, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.

	Average Percentage for the Three Months Ended
	March 31,
	2021	2020
Sources of Funds:
Deposits:
Noninterest-bearing	27.02%	20.25%
Interest-bearing	56.34	66.29
FHLB and Federal Reserve borrowings	6.67	0.84
Subordinated notes	1.18	0.63
Other liabilities	1.02	1.58
Shareholders’ equity	7.77	10.41
Total	100.00%	100.00%
Uses of Funds:
Total loans	74.72%	80.44%
Available-for-sale securities	1.55	4.40
Mortgage loans held for sale	8.52	3.02
Interest-bearing deposits in other financial institutions	10.35	5.43
Noninterest-earning assets	4.86	6.71
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	32.41%	23.40%
Average loans to total average deposits	90.37	93.69
Average interest-bearing deposits to total average deposits	67.59%	76.60%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $6.5 million, or 4.2%, from December 31, 2020 to $161.4 million as of March 31, 2021. The increase is primarily due to an increase in net income.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended March 31, 2021, the Company did not repurchase any shares under the authorization of the 2020 Repurchase Plan.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2021 and December 31, 2020, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$141,027	10.60%	$133,963	10.22%
Consolidated Company	138,067	10.31	131,507	9.96
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	141,027	10.60	133,963	10.22
Consolidated Company	138,067	10.31	131,507	9.96
Total capital to risk-weighted assets
Bank	153,929	11.57	146,853	11.20
Consolidated Company	175,528	13.11	168,957	12.80
Tier 1 capital to average assets
Bank	141,027	7.53	133,963	7.62
Consolidated Company	$138,067	7.35%	$131,507	7.45%

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

The following table presents future contractual obligations to make future payments for the periods indicated:

	As of March 31, 2021
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
(Dollars in thousands)	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$—	$121,050	$76,991	$—		$198,041
Subordinated notes	—	—	—	24,560	(1)	24,560
Time deposits	101,510	51,467	4,044	51		157,072
Minimum lease payments	3,303	6,070	3,974	759		14,106
Total	$104,813	$178,587	$85,009	$25,370		$393,779

________________________________________

(1) Reflects contractual maturity dates of December 31, 2026, March 31, 2030, and December 1, 2030.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	March 31,		December 31,
	2021		2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$78,991	$438,037	$78,506	$360,883
Standby letters of credit	413	17,200	1,933	17,524
Commitments to make loans to sell	192,355	—	370,512	—
Commitments to make loans	$20,018	$17,706	$24,225	$25,316

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

	As of March 31, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	18.45%	14.17%	9.04%	19.52%
200	12.46	12.06	5.77	16.02
100	6.25	7.34	2.73	9.58
Base	—	—	—	—
−100	(4.31)%	(24.78)%	(2.83)%	(27.89)%

The model simulations as of March 31, 2021 imply that our balance sheet is slightly more asset sensitive compared to our balance sheet as of December 31, 2020.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company in its 2020 Annual Report on Form 10-K filed with the SEC, on March 12, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
January 1, 2021 through January 31, 2021	1,440	$19.57	—	399,574
February 1, 2021 through February 28, 2021	1,384	18.07	—	399,574
March 1, 2021 through March 31, 2021	—	$—	—	399,574

________________________________________

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase under the 2020 Repurchase Plan. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

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

First Western Financial, Inc.

May 6, 2021	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

May 6, 2021	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Director, Chief Financial Officer and Treasurer