Form 10-Q
period 2021-06-30
First Western Financial Inc
filed 2021-08-06
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 2, 2021
Common Stock, no par value	7,996,438

FIRST WESTERN FINANCIAL, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2021 and June 30, 2020	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2021 and June 30, 2020	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2021 and June 30, 2020	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2021 and June 30, 2020	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

Item 4.	Controls and Procedures	70

PART II. OTHER INFORMATION		70

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

SIGNATURES		73

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,921	$2,405
Interest-bearing deposits in other financial institutions	286,168	153,584
Total cash and cash equivalents	289,089	155,989

Available-for-sale securities, at fair value	25,532	36,666
Correspondent bank stock, at cost	2,053	2,552
Mortgage loans held for sale	48,563	161,843
Loans, net of allowance of $12,552 and $12,539	1,558,508	1,520,294
Premises and equipment, net	5,885	5,320
Accrued interest receivable	5,986	6,618
Accounts receivable	4,923	4,865
Other receivables	1,056	1,422
Other real estate owned, net	—	194
Goodwill and other intangible assets, net	24,250	24,258
Deferred tax assets, net	5,742	6,056
Company-owned life insurance	15,626	15,449
Other assets	22,091	32,129
Total assets	$2,009,304	$1,973,655

LIABILITIES
Deposits:
Noninterest-bearing	$555,106	$481,457
Interest-bearing	1,123,947	1,138,453
Total deposits	1,679,053	1,619,910
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	120,762	149,563
Subordinated notes	24,261	24,291
Accrued interest payable	312	453
Other liabilities	16,930	24,476
Total liabilities	1,841,318	1,818,693

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 7,994,832 and 7,951,773 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	145,622	144,703
Retained earnings	21,855	9,579
Accumulated other comprehensive income	509	680
Total shareholders’ equity	167,986	154,962
Total liabilities and shareholders’ equity	$2,009,304	$1,973,655

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$15,287	$12,202	$29,499	$23,204
Investment securities	169	224	365	519
Federal funds sold and other	92	44	183	259
Total interest and dividend income	15,548	12,470	30,047	23,982

Interest expense:
Deposits	866	1,319	1,840	3,712
Other borrowed funds	459	355	931	543
Total interest expense	1,325	1,674	2,771	4,255
Net interest income	14,223	10,796	27,276	19,727
Less: Provision for loan losses	12	2,124	12	2,491
Net interest income, after provision for loan losses	14,211	8,672	27,264	17,236

Non-interest income:
Trust and investment management fees	5,009	4,609	9,856	9,340
Net gain on mortgage loans	3,914	10,173	9,110	12,654
Bank fees	394	221	767	589
Risk management and insurance fees	92	333	143	429
Income on company-owned life insurance	89	91	177	182
Other	—	—	60	—
Total non-interest income	9,498	15,427	20,113	23,194
Total income before non-interest expense	23,709	24,099	47,377	40,430

Non-interest expense:
Salaries and employee benefits	9,643	6,690	19,504	15,172
Occupancy and equipment	1,443	1,515	2,852	2,955
Professional services	1,370	1,231	2,649	2,254
Technology and information systems	904	993	1,846	1,962
Data processing	1,093	1,037	2,108	1,884
Marketing	398	253	719	668
Amortization of other intangible assets	4	38	8	40
Net loss on assets held for sale	—	—	—	553
Other	666	887	1,464	1,803
Total non-interest expense	15,521	12,644	31,150	27,291
Income before income taxes	8,188	11,455	16,227	13,139
Income tax expense	1,911	2,759	3,951	3,109
Net income available to common shareholders	$6,277	$8,696	$12,276	$10,030
Earnings per common share:
Basic	$0.79	$1.10	$1.54	$1.27
Diluted	$0.76	$1.10	$1.50	$1.26

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$6,277	$8,696	$12,276	$10,030
Other comprehensive income items, net of tax effect:
Net change in unrealized (losses)/gains on available-for-sale securities	(70)	1,601	(171)	1,008
Comprehensive income	$6,207	$10,297	$12,105	$11,038

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Retained	Accumulated
	Shares	Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total
Balance at April 1, 2020	7,917,489	$143,081	$(13,621)	$(757)	$128,703

Net income	—	—	8,696	—	8,696
Other comprehensive income, net of tax	—	—	—	1,601	1,601
Settlement of share awards	21,535	(170)	—	—	(170)
Stock-based compensation	—	587	—	—	587
Balance at June 30, 2020	7,939,024	$143,498	$(4,925)	$844	$139,417

Balance at April 1, 2021	7,957,900	$145,282	$15,578	$579	$161,439

Net income	—	—	6,277	—	6,277
Other comprehensive loss, net of tax	—	—	—	(70)	(70)
Settlement of share awards	36,932	(372)	—	—	(372)
Stock-based compensation	—	712	—	—	712
Balance at June 30, 2021	7,994,832	$145,622	$21,855	$509	$167,986

Balance at January 1, 2020	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	10,030	—	10,030
Other comprehensive income, net of tax	—	—	—	1,008	1,008
Settlement of share awards	21,535	(170)	—	—	(170)
Share repurchase	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	1,241	—	—	1,241
Balance, June 30, 2020	7,939,024	$143,498	$(4,925)	$844	$139,417

Balance at January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	12,276	—	12,276
Other comprehensive loss, net of tax	—	—	—	(171)	(171)
Settlement of share awards	43,059	(406)	—	—	(406)
Stock-based compensation	—	1,325	—	—	1,325
Balance, June 30, 2021	7,994,832	$145,622	$21,855	$509	$167,986

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$12,276	$10,030
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	547	552
Deferred income tax expense/(benefits), net of valuation allowance	384	(1,314)
Stock-based compensation	1,325	1,241
Provision for loan losses	12	2,491
Net amortization of investment securities	278	231
Stock dividends received on correspondent bank stock	(43)	(12)
Increase in cash surrender value of company-owned life insurance	(177)	(182)
Net gain on mortgage loans	(9,110)	(12,654)
Origination of mortgage loans held for sale	(810,517)	(541,222)
Proceeds from mortgage loans	938,152	526,355
Loss on assets held for sale	—	553
Recognition of capitalized subordinated notes issuance costs	(30)	(116)
Change in accounts receivable	40	633
Change in accrued interest receivable and other assets	809	(2,444)
Change in accrued interest payable and other liabilities	(4,054)	6,588
Net cash provided by/(used in) operating activities	129,892	(9,270)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	10,877	12,662
Purchases of correspondent bank stock	(1)	(698)
Redemption of correspondent bank stock	543	—
Purchases of premises and equipment	(1,104)	(523)
Proceeds from sale of other real estate owned	194	—
Net cash paid on acquisitions	—	(61,316)
Loan and note receivable originations and principal collections, net	(37,237)	(304,658)
Net cash used in investing activities	(26,728)	(354,533)
Cash flows from financing activities
Net change in deposits	59,143	257,068
Proceeds from subordinated notes	—	8,000
Repurchase of common stock	—	(370)
Settlement of restricted stock	(406)	(170)
Payments to Federal Reserve borrowings	(112,475)	—
Proceeds from Federal Reserve borrowings	83,674	204,313
Payments to Federal Home Loan Bank borrowings	—	(27,000)
Proceeds from Federal Home Loan Bank borrowings	—	35,000
Net cash provided by financing activities	29,936	476,841

Net change in cash and cash equivalents	133,100	113,038
Cash and cash equivalents, beginning of year	155,989	78,638
Cash and cash equivalents, end of period	$289,089	$191,676
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,912	$4,349
Income tax payment, net of refunds received	2,488	1,122
Cash paid for amounts included in the measurement of lease liabilities	2,581	2,893
Supplemental noncash disclosures:
Change in unrealized gain on available-for-sale securities	(241)	1,334

See accompanying notes to condensed consolidated financial statements (unaudited).

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Business Combinations and Divestitures:  On May 15, 2020, the Company completed a branch purchase and assumption transaction ("Branch Acquisition") with Simmons Bank ("Simmons"). Management concluded that the acquisition represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date.

On November 13, 2020, the Company completed the sale of its LA fixed income team and certain related advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC.  As a result of this transaction, the Company recorded a contingent consideration asset with an initial fair value estimated at $3.1 million to be received in quarterly payments over three years and a portion will be received in perpetuity. The asset is carried at its net present value in our Other assets line item of the Condensed Consolidated Balance Sheets.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole and Laramie, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2021 and December 31, 2020, 71.6% and 66.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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

In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced ("TBA"), which we refer to as mortgage derivatives. TBA agreements are forward contracts to purchase mortgage backed securities ("MBS") that will be issued by a US Government Sponsored Enterprise. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. There were no performance based incentive fees earned with respect to investment management contracts for the three and six months ended June 30, 2021. Performance based incentive fees earned with respect to investment management contracts for the year ended December 31, 2020 were immaterial. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020 are considered in scope of Topic 606.

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

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2021. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The Company has prepared a timeline to transition from LIBOR before the end of 2021.

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

The CARES Act created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans during the six months ended June 30, 2021. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 3 for further discussion on our PPP loans.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of June 30, 2021.  See Note 3 for further discussion on our loan modification program.

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

During the six months ended June 30, 2021, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current allowance for loan and lease losses ("ALLL") calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

k

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with unrealized gains and losses recognized in accumulated other comprehensive income as of June 30, 2021 and December 31, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$1	$—	$251
Corporate bonds	6,000	157	(15)	6,142
GNMA mortgage-backed securities – residential	15,619	467	—	16,086
FNMA mortgage-backed securities – residential	1,113	47	—	1,160
CMO and MBS	1,875	41	(23)	1,893
Total securities available-for-sale	$24,857	$713	$(38)	$25,532

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage-backed securities – residential	23,806	798	—	24,604
FNMA mortgage-backed securities – residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

As of June 30, 2021, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
June 30, 2021	Cost	Value
Due within one year	$250	$251
Due between one year and five years	1,250	1,245
Due between five years and ten years	4,750	4,897
Securities (agency, Corporate CMO, and MBS)	18,607	19,139
Total	$24,857	$25,532

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the six months ended June 30, 2021, the Company did not make any contributions to the SBIC fund. During the year ended December 31, 2020, the Company invested $0.5 million in SBIC. As of June 30, 2021 and  December 31, 2020, the Company held a balance of $2.1 million with SBIC, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.9 million in future SBIC investments.

As of June 30, 2021 and December 31, 2020, securities with carrying values totaling $2.9 million and $3.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

As of June 30, 2021 and December 31, 2020, five securities and seven securities were in an unrealized loss position, with unrealized losses totaling an immaterial amount and $0.1 million, respectively. One of the securities in an unrealized loss position as of June 30, 2021 has been in a continuous unrealized loss position for more than twelve months, and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2021.

The following table summarizes securities with unrealized losses as of June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses
GNMA mortgage-backed securities – residential	$286	$ *	$—	$—	$286	$ *
Corporate bonds	1,735	(15)	—	—	1,735	(15)
Corporate CMO and MBS	—	—	615	(23)	615	(23)
Total	$2,021	$(15)	$615	$(23)	$2,636	$(38)

______________________________________

*Not meaningful

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$3,489	$(11)	$—	$—	$3,489	$(11)
Corporate CMO and MBS	880	(40)	566	(13)	1,446	(53)
Total	$4,369	$(51)	$566	$(13)	$4,935	$(64)

The Company did not sell any securities during the three and six months ended June 30, 2021 or during the year ended December 31, 2020.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	June 30,	December 31,
	2021	2020
Cash, Securities and Other(1)	$290,907	$357,020
Construction and Development	127,141	131,111
1-4 Family Residential	496,101	455,038
Non-Owner Occupied CRE	324,493	281,943
Owner Occupied CRE	178,847	163,042
Commercial and Industrial(2)	155,526	146,031
Total loans held for investment	1,573,015	1,534,185
Deferred fees and unamortized premiums/(unaccreted discounts), net	(1,955)	(1,352)
Allowance for loan losses	(12,552)	(12,539)
Loans, net	$1,558,508	$1,520,294

______________________________________

(1) Includes PPP loans of $103.1 million and $142.9 million as of June 30, 2021 and December 31, 2020, respectively.

(2) Includes MSLP loans of $6.7 million and $6.6 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, total loans held for investment included $116.1 million and $127.2 million, respectively, of performing loans purchased as part of the Branch Acquisition.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of June 30, 2021, the Cash, Securities, and Other portion of the loan portfolio included $103.1 million of PPP loans, or 35.5% of the total category. As of December 31, 2020, the Cash, Securities, and Other portion of the loan portfolio included $142.9 million of PPP loans, or 40.0% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of June 30, 2021, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.7 million, or 4.3% of the total category. As of December 31, 2020, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.6 million, or 4.5% of the total category.

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

As of June 30, 2021, the Company’s loan portfolio included 76 loans which were previously modified under the loan modification program, totaling $143.1 million. As of June 30, 2021, the deferral period has ended for all loans previously modified and payments have resumed under the original terms.

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as a TDR. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition. In accordance with that guidance, the Company recognized interest income on all loans modified for temporary payment moratoriums, primarily for a period of 180 days or less.

All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, which we believe may be more impacted by the pandemic, and those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 4.0% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of June 30, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred (fees) costs, and unamortized premiums/ (unaccreted discounts) which are not material) in loans past due as of June 30, 2021 and December 31, 2020 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
June 30, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$—	$—	$12	$12	$290,895	$290,907
Construction and Development	—	—	—	—	127,141	127,141
1-4 Family Residential	—	76	—	76	496,025	496,101
Non-Owner Occupied CRE	—	—	—	—	324,493	324,493
Owner Occupied CRE	—	—	—	—	178,847	178,847
Commercial and Industrial	1,898	—	3,105	5,003	150,523	155,526
Total	$1,898	$76	$3,117	$5,091	$1,567,924	$1,573,015

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$752	$—	$48	$800	$356,220	$357,020
Construction and Development	—	—	—	—	131,111	131,111
1-4 Family Residential	1,283	—	—	1,283	453,755	455,038
Non-Owner Occupied CRE	—	—	—	—	281,943	281,943
Owner Occupied CRE	479	—	—	479	162,563	163,042
Commercial and Industrial	271	—	3,529	3,800	142,231	146,031
Total	$2,785	$—	$3,577	$6,362	$1,527,823	$1,534,185

As of June 30, 2021 and December 31, 2020, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	June 30,	December 31,
	2021	2020
Cash, Securities and Other	$15	$50
Owner Occupied CRE	—	479
Commercial and Industrial	3,105	3,529
Total	$3,120	$4,058

Non-accrual loans classified as TDRs accounted for $3.1 million of the recorded investment as of June 30, 2021 and $3.6 million as of December 31, 2020. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	June 30,	December 31,
	2021	2020
Non-accrual
Cash, Securities, and Other	$12	$48
Commercial and Industrial	3,105	3,529
Total	3,117	3,577
Allowance for loan losses associated with TDR	(1,751)	(1,619)
Net recorded investment	$1,366	$1,958

As of June 30, 2021 and December 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the six months ended June 30, 2021. The Company modified one loan resulting in TDR status during the year ended December 31, 2020. The Borrower was having difficulty making payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan was paid off in full as of December 31, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	June 30, 2021			December 31, 2020
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$3	$3	$3	$2	$2	$2
Commercial and Industrial	3,040	3,040	1,751	3,419	3,419	1,619
Total	$3,043	$3,043	$1,754	$3,421	$3,421	$1,621

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$12	$12	$—	$48	$48	$—
Owner Occupied CRE	—	—	—	479	479	—
Commercial and Industrial	65	65	—	110	110	—
Total	$77	$77	$—	$637	$637	$—

Total impaired loans:
Cash, Securities, and Other	$15	$15	$3	$50	$50	$2
Owner Occupied CRE	—	—	—	479	479	—
Commercial and Industrial	3,105	3,105	1,751	3,529	3,529	1,619
Total	$3,120	$3,120	$1,754	$4,058	$4,058	$1,621

The recorded investment in loans in the previous tables excludes accrued interest, deferred (fees) costs, and unamortized premiums/ (unaccreted discounts), which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended June 30, 2021 and 2020 are included in the table below (in thousands):

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$4	$—	$—	$—
Commercial and Industrial	3,230	21	3,462	—
Total	$3,234	$21	$3,462	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$15	$—	$1,493	$—
Owner Occupied CRE	—	51	—	—
Commercial and Industrial	82	—	5,998	84
Total	$97	$51	$7,491	$84

Total impaired loans:
Cash, Securities, and Other	$19	$—	$1,493	$—
Owner Occupied CRE	—	51	—	—
Commercial and Industrial	3,312	21	9,460	84
Total	$3,331	$72	$10,953	$84

The average balance of impaired loans and interest income recognized on impaired loans during the six months ended June 30, 2021 and 2020 are included in the table below (in thousands):

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$—	$—	$—
Commercial and Industrial	2,162	21	3,476	—
Total	$2,164	$21	$3,476	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$20	$—	$1,925	$—
Owner Occupied CRE	—	51	—
Commercial and Industrial	58	—	5,991	165
Total	$78	$51	$7,916	$165

Total impaired loans:
Cash, Securities, and Other	$22	$—	$1,925	$—
Owner Occupied CRE	—	51	—	—
Commercial and Industrial	2,220	21	9,467	165
Total	$2,242	$72	$11,392	$165

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2021
Beginning balance	$2,573	$766	$3,152	$2,211	$1,123	$2,714	$12,539
(Recovery of)/provision for loan losses	(535)	105	247	12	102	81	12
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Ending balance	$2,039	$871	$3,399	$2,223	$1,225	$2,795	$12,552

Changes in allowance for loan losses for the six months ended June 30, 2021
Beginning balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Recovery of)/provision for loan losses	(541)	(61)	166	219	66	163	12
Charge-offs	—	—	—	—	—	—	—
Recoveries	1	—	—	—	—	—	1
Ending balance	$2,039	$871	$3,399	$2,223	$1,225	$2,795	$12,552

Allowance for loan losses as of June 30, 2021 allocated to loans evaluated for impairment:
Individually	$3	$—	$—	$—	$—	$1,751	$1,754
Collectively	2,036	871	3,399	2,223	1,225	1,044	10,798
Ending balance	$2,039	$871	$3,399	$2,223	$1,225	$2,795	$12,552

Loans as of June 30, 2021, evaluated for impairment:
Individually	$15	$—	$—	$—	$—	$3,105	$3,120
Collectively	290,892	127,141	496,101	324,493	178,847	152,421	1,569,895
Ending balance	$290,907	$127,141	$496,101	$324,493	$178,847	$155,526	$1,573,015

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2020
Beginning balance	$1,092	$186	$3,008	$1,403	$884	$1,669	$8,242
Provision for/(recovery of) loan losses	1,345	298	(300)	80	(124)	825	2,124
Charge-offs	(24)	—	—	—	—	—	(24)
Recoveries	12	—	—	—	—	—	12
Ending balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354

Changes in allowance for loan losses for the six months ended June 30, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for/(recovery of) loan losses	1,379	284	(142)	307	(151)	814	2,491
Charge-offs	(24)	—	—	—	—	—	(24)
Recoveries	12	—	—	—	—	—	12
Ending balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354

Allowance for loan losses as of December 31, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,619	$1,621
Collectively	2,577	932	3,233	2,004	1,159	1,013	10,918
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Loans as of December 31, 2020, evaluated for impairment:
Individually	$50	$—	$—	$—	$479	$3,529	$4,058
Collectively	356,970	131,111	455,038	281,943	162,563	142,502	1,530,127
Ending balance	$357,020	$131,111	$455,038	$281,943	$163,042	$146,031	$1,534,185

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of June 30, 2021 and December 31, 2020 (in thousands):

		Special
June 30, 2021	Pass	Mention	Substandard	Total
Cash, Securities and Other	$290,892	$—	$15	$290,907
Construction and Development	127,141	—	—	127,141
1-4 Family Residential	496,101	—	—	496,101
Non-Owner Occupied CRE	318,512	5,981	—	324,493
Owner Occupied CRE	178,146	—	701	178,847
Commercial and Industrial	150,523	—	5,003	155,526
Total	$1,561,315	$5,981	$5,719	$1,573,015

		Special
December 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020
Construction and Development	131,111	—	—	131,111
1-4 Family Residential	451,918	—	3,120	455,038
Non-Owner Occupied CRE	275,627	6,316	—	281,943
Owner Occupied CRE	161,850	—	1,192	163,042
Commercial and Industrial	140,432	—	5,599	146,031
Total	$1,517,908	$6,316	$9,961	$1,534,185

The Company had no loans graded doubtful as of June 30, 2021 and December 31, 2020.

NOTE 4 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	June 30,	December 31,
	2021	2020
Beginning balance	$24,191	$19,686
Acquisition activity	—	4,505
Ending balance	$24,191	$24,191

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

As of June 30, 2021 and December 31, 2020, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded the carrying value. Therefore, the Company did not complete the two-step impairment test.

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

		June 30,	December 31,
		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,064	$11,341

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$12,525	$13,970

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

	June 30,		December 31,
	2021		2020
Weighted-Average Remaining Lease Term
Operating leases	4.38	years	4.79	years

Weighted-Average Discount Rate
Operating leases	3.02%		3.04%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease Costs
Operating lease cost	$731	$814	$1,483	$1,615
Variable lease cost	416	498	828	959
Sublease income	—	(100)	—	(199)
Lease costs, net	$1,147	$1,212	$2,311	$2,375

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of June 30, 2021 (in thousands):

Year Ending December 31,	Operating Leases
2021(1)	$1,676
2022	3,239
2023	2,937
2024	2,784
2025	1,783
Thereafter	876
Total future minimum lease payments	13,295
Less: imputed interest	(770)
Present value of net future minimum lease payments	$12,525

________________________________________

(1) Amount represents the remaining six months of year.

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits at the dates noted (in thousands):

	June 30,	December 31,
	2021	2020
Money market deposit accounts	$840,073	$847,430
Time deposits	137,499	172,682
Negotiable order of withdrawal accounts	141,076	113,052
Savings accounts	5,299	5,289
Total interest-bearing deposits	$1,123,947	$1,138,453
Aggregate time deposits of $250,000 or greater	$64,360	$73,401

Deposits acquired through acquisitions during the year ended 2020 totaled $63.1 million.

Overdraft balances classified as loans totaled $0.1 million as of June 30, 2021 and December 31, 2020.

The following presents the scheduled maturities of all time deposits for the next five years ending June 30 (in thousands):

Year Ending December 31,	Time Deposits
2021(1)	$69,580
2022	39,732
2023	23,155
2024	2,263
2025	1,540
Thereafter	1,229
Total	$137,499

________________________________________

(1) Amount represents the remaining six months of year.

NOTE 7 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2021 and December 31, 2020 amounted to $698.3 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $457.7 million as of June 30, 2021. Each advance is payable at its maturity date.

The Company had the following required maturities on FHLB borrowings as of the dates noted (in thousands):

		June 30,	December 31,
Maturity Date	Rate %	2021	2020
April 22, 2022	0.37	$5,000	$5,000
May 5, 2023	0.76	10,000	10,000
Total		$15,000	$15,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2021 and December 31, 2020, the Company utilized $105.8 million and $134.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

On October 28, 2020, the Company entered into a Business Loan Agreement and associated Promissory Note (the "Note"), dated June 30, 2020, with a correspondent lending partner. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration ("IBA") LIBOR plus 2.5%. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding and the borrowing capacity associated with this facility was $5.0 million.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies (see Note 16 – Regulatory Capital Matters). As of June 30, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$65,274	$424,856	$78,506	$360,883
Standby letters of credit	3,555	16,125	1,933	17,524
Commitments to make loans to sell	115,213	—	370,512	—
Commitments to make loans	$44,384	$31,840	$24,225	$25,316

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

On June 14, 2019, the Company announced that its board of directors had authorized a share repurchase plan (the "2019 Repurchase Plan") under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2019 Repurchase Plan. The 2019 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The 2019 Repurchase Plan expired in June of 2020. During the six months ended June 30, 2020, the Company repurchased 22,679 shares at an average price of $16.50.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three and six months ended June 30, 2021, the Company did not repurchase any shares under the 2020 Repurchase Plan.

During the six months ended June 30, 2021 and 2020, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. During the six months ended June 30, 2020, the Company recognized compensation expense of $0.1 million, representing 14,114 shares, related to the performance-based awards. The performance based awards fully vested in the second quarter of 2020.

As of June 30, 2021, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company recognized compensation expense of $0.1 million for the three months ended June 30, 2021 and 2020, for the Restricted Stock Awards. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.2 million and $0.3 million, respectively, for the Restricted Stock Awards. As of June 30, 2021, the Company has $0.4 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of less than one year. No Restricted Stock Awards vested during the six months ended June 30, 2021 or 2020.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of June 30, 2021, there were a total of 389,468 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2021 and 2020.

During the three months ended June 30, 2021 and 2020, the Company recognized an immaterial amount and $0.1 million, respectively, of stock based compensation expense associated with stock options. During the six months ended June 30, 2021 and 2020, the Company recognized an immaterial amount and $0.1 million, respectively, of stock based compensation expense associated with stock options. As of June 30, 2021, the Company has an immaterial amount of unrecognized stock-based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	419,197	$29.02
Granted	—	—
Exercised	—	—
Forfeited or expired	(34,050)	36.43
Outstanding as of June 30, 2021	385,147	28.36	2.2	(1)
Options fully vested / exercisable as of June 30, 2021	381,577	$28.38	2.2	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of June 30, 2021, there were 381,577 options that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten-years from the original grant date and expire on various dates between 2022 and 2026.

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

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the six months ended June 30, 2021:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2020	285,052	152,430	14,862
Granted	58,817	41,366	—
Vested	(60,428)	—	—
Forfeited	(8,771)	(3,953)	(611)
Outstanding as of June 30, 2021	274,670	189,843	14,251

During the three months ended June 30, 2021, the Company issued 36,932 shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,545 shares were surrendered with a combined market value at the dates of settlement of $0.4 million to cover employee withholding taxes. During the six months ended June 30, 2021, the Company issued 43,059 shares of common stock upon the settlement of Restricted Stock Units. The remaining 17,369 shares were surrendered with a combined market value at the dates of settlement of $0.4 million to cover employee withholding taxes. During the three and six months ended June 30, 2020, the Company issued 34,260 shares of common stock upon the settlement of Restricted Stock Units. The remaining 19,852 shares were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 58,817 Time Vesting Units with a five-year service period during the six months ended June 30, 2021, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.4 million and $0.3 million, respectively, for the Time Vesting Units. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $0.8 million and $0.6 million, respectively, for the Time Vesting Units. As of June 30, 2021, there was $4.5 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 2.1 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of June 30, 2021 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
Prior to May 1, 2019	50% on half; 100% on other half	9,577	$38	0.5 years	December 31, 2019	December 31, 2021
May 1, 2019 through April 30, 2020	150%	83,961	431	2.6 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	85,044	533	3.5 years	December 31, 2022	December 31, 2023
On November 18, 2020	150%	34,752	$363	3.4 years	December 31, 2022	50% November 18, 2023 & 2025
On May 3, 2021	150%	61,854	$1,039	4.5 years	December 31, 2023	December 31, 2025

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the years noted June 30 (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
Grant Period	2021	2020	2021	2020
Prior to May 1, 2019	—	—	$18	$34
May 1, 2019 through April 30, 2020	—	1,866	117	181
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	58,294	109	39
On November 18, 2020		—	64	—
On May 3, 2021	41,366	—	$57	$—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and six months ended June 30, 2021 and 2020, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of June 30, 2021, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of 1 year.

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

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$6,277	$8,696	$12,276	$10,030

Denominator:
Basic weighted average shares	7,961,785	7,890,337	7,948,796	7,876,951
Earnings per common share - basic	$0.79	$1.10	$1.54	$1.27

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$6,277	$8,696	$12,276	$10,030

Denominator:
Basic weighted average shares	7,961,785	7,890,337	7,948,796	7,876,951
Diluted effect of common stock equivalents:
Stock options	35,849	—	20,386	—
Time Vesting Units	131,684	18,401	117,107	23,517
Financial Performance Units	70,746	6,558	59,953	15,804
Market Performance Units	13,836	13,222	14,017	13,294
Total diluted effect of common stock equivalents	252,115	38,181	211,463	52,615
Diluted weighted average shares	8,213,900	7,928,518	8,160,259	7,929,566
Earnings per common share - diluted	$0.76	$1.10	$1.50	$1.26

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The table below presents potentially dilutive securities excluded from the diluted earnings per share calculation for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	141,639	419,197	209,874	419,197
Time Vesting Units	—	92,388	1,991	89,656
Financial Performance Units	26,735	96,257	24,952	48,129
Restricted Stock Awards	—	41,830	10,527	51,749
Total potentially dilutive securities	168,374	649,672	247,344	608,731

NOTE 11 - INCOME TAXES

During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $1.9 million and $4.0 million, respectively, reflecting an effective tax rate of 23.3% and 24.3%, respectively. During the three and six months ended June 30, 2020, the Company recorded an income tax provision of $2.8 million and $3.1 million, respectively, reflecting an effective tax rate of 24.1% and 23.7%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers and their affiliates. As of June 30, 2021 and December 31, 2020, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of year	$14,321	$5,675
Funded loans	4,505	17,348
Payments collected	(6,000)	(8,702)
Balance, end of period	$12,826	$14,321

Deposits from related parties held by the Bank as of June 30, 2021 and December 31, 2020 totaled $24.1 million and $26.2 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the six months ended June 30, 2021 and 2020, the Company incurred $0.1 million and $0.1 million, respectively, of expenses related to these leases.

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

Guarantee Asset and Liability:  The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates ("CPR") and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.

Mortgage Related Derivatives:  Mortgage related derivatives include our IRLC, FSC, and the forward commitments on our loans held for sale pipeline. The fair value estimate of our IRLC is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date and pull through assumptions (Level 3). The FSC fair value estimate reflects the potential pair off fee associated with mandatory trades and is estimated by using a market differential and pair off penalty assessed by the investor (Level 3).

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

The following presents assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$251	$—	$—	$251
Corporate bonds	—	6,142	—	6,142
GNMA mortgage-backed securities - residential	—	16,086	—	16,086
FNMA mortgage-backed securities - residential	—	1,160	—	1,160
Corporate CMO and MBS	—	1,893	—	1,893
Total securities available-for-sale	$251	$25,281	$—	$25,532
Equity securities	$719	$—	$—	$719
Guarantee asset	$—	$—	$196	$196
IRLC, net	$—	$—	$2,808	$2,808
Forward commitments and FSC	$—	$(140)	$—	$(140)
Mortgage loans held for sale	$—	$48,563	$—	$48,563

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
Corporate bonds	—	6,044	—	6,044
GNMA mortgage-backed securities - residential	—	24,604	—	24,604
FNMA mortgage-backed securities - residential	—	1,677	—	1,677
Corporate CMO and MBS	—	4,087	—	4,087
Total securities available-for-sale	$254	$36,412	$—	$36,666
Equity securities	$730	$—	$—	$730
Guarantee asset	$—	$—	$232	$232
IRLC, net	$—	$—	$9,841	$9,841
Forward commitments and FSC	$—	$(2,534)	$(89)	$(2,623)
Mortgage loans held for sale	$—	$161,843	$—	$161,843

The following presents a reconciliation for level 3 instruments measured at fair value on a recurring basis (in thousands):

Three Months Ended June 30, 2021	Guarantee Asset	IRLC	FSC
Beginning balance	$188	$2,105	$(173)
Acquisitions	—	5,823	—
Originations	2	(5,981)	—
Gains (losses) in net income, net	6	861	173
Other settlements	—	—	—
Ending balance	$196	$2,808	$—

Three Months Ended June 30, 2020	Guarantee Asset	IRLC	FSC
Beginning balance	$—	$4,025	$(16)
Acquisitions	—	9,395	(84)
Originations	244	(6,574)	—
Gains (losses) in net income, net	16	720	16
Other settlements	(38)	—	—
Ending balance	$222	$7,566	$(84)

Six Months Ended June 30, 2021	Guarantee Asset	IRLC	FSC
Beginning balance	$232	$9,841	$(89)
Acquisitions	—	8,507	(173)
Originations	2	(12,997)	—
Gains (losses) in net income, net	(38)	(2,543)	262
Other settlements	—	—	—
Ending balance	$196	$2,808	$—

Six Months Ended June 30, 2020	Guarantee Asset	IRLC	FSC
Beginning balance	$—	$1,184	$—
Acquisitions	—	16,718	(100)
Originations	244	(10,983)	—
Gains (losses) in net income, net	16	647	16
Other settlements	(38)	—	—
Ending balance	$222	$7,566	$(84)

U.S. Treasury debt is reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of June 30, 2021 and December 31, 2020, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of June 30, 2021, equity securities, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item and the FSC have been recorded at fair value with the Other liabilities line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

The following presents quantitative information about Level 3 assets measured on a recurring basis as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$196	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 24% (24%)

IRLC, net	2,808	Best execution model	Pull through	72% to 100% (88%)

FSC	—	Internal pricing model	Market Differential	3bps to 61bps (19bps)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$232	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

IRLC, net	9,841	Best execution model	Pull through	55% to 100% (86%)

FSC	(89)	Internal pricing model	Market Differential	-59bps to -17bps (-31bps)

The following presents assets measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$1,289	$1,289

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$194	$194

Impaired loans(1):
Commercial and Industrial	$—	$—	$1,800	$1,800

______________________________________

(1) Two immaterial Cash, Securities, and Other loan were fully reserved for using a specific allowance as of June 30, 2021 and December 31, 2020.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of June 30, 2021, the Company did not own any OREO properties. As of December 31, 2020, OREO had a carrying amount of $0.2 million, which is the cost basis of $2.1 million net of a valuation allowance of $1.9 million.

As of June 30, 2021, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.0 million with valuation allowances of $1.8 million and were classified as Level 3. As of December 31, 2020, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.6 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.8 million and $1.6 million as of June 30, 2021 and December 31, 2020. The Company did not have any charge offs during the six months ended June 30, 2021 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2020 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of nonrecurring assets categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Impaired loans(1):
Commercial and Industrial	$1,289	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (31%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$194	Sales contract	Commission, cost to sell, closing costs	5% (5%)

Impaired loans(1):
Commercial and Industrial	$1,800	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 35% (26%)

______________________________________

(1) Two immaterial Cash, Securities and Other loans were fully reserved for using a specific allowance as of June 30, 2021 and one immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$289,089	$289,089	$—	$—
Loans, net	1,558,508	—	—	1,552,344
Accrued interest receivable	5,986	—	19	5,967
Liabilities:
Deposits	1,679,053	—	1,680,464	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,062	—
Federal Reserve borrowings – fixed rate	105,762	—	105,762	—
Subordinated notes – fixed-to-floating rate	24,261	—	—	23,895
Accrued interest payable	$312	$—	$106	$206

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,989	$155,989	$—	$—
Loans, net	1,520,294	—	—	1,512,699
Accrued interest receivable	6,618	—	90	6,528
Liabilities:
Deposits	1,619,910	—	1,621,648	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,099	—
Federal Reserve borrowings – fixed rate	134,563	—	134,563	—
Subordinated notes – fixed-to-floating rate	24,291	—	—	25,750
Accrued interest payable	$453	$—	$124	$329

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or for the three and six months ended June 30, 2021 and 2020 (in thousands):

As of and for the three months ended June 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$15,548	$—	$15,548
Total interest expense	1,325	—	1,325
Provision for loan losses	12	—	12
Net interest income, after provision for loan losses	14,211	—	14,211
Non-interest income	5,571	3,927	9,498
Total income before non-interest expense	19,782	3,927	23,709
Depreciation and amortization expense	262	13	275
All other non-interest expense	12,537	2,709	15,246
Income before income taxes	$6,983	$1,205	$8,188

Goodwill	$24,191	$—	$24,191
Total assets	$1,956,393	$52,911	$2,009,304

As of and for the three months ended June 30, 2020	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$12,470	$—	$12,470
Total interest expense	1,674	—	1,674
Provision for loan losses	2,124	—	2,124
Net interest income, after provision for loan losses	8,672	—	8,672
Non-interest income	5,230	10,197	15,427
Total income before non-interest expense	13,902	10,197	24,099
Depreciation and amortization expense	255	21	276
All other non-interest expense	10,499	1,869	12,368
Income before income taxes	$3,148	$8,307	$11,455

Goodwill	$24,191	$—	$24,191
Assets held for sale	3,010	—	3,010
Total assets	$1,730,957	$79,569	$1,810,526

As of and for the six months ended June 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$30,047	$—	$30,047
Total interest expense	2,771	—	2,771
Provision for loan losses	12	—	12
Net interest income, after provision for loan losses	27,264	—	27,264
Non-interest income	10,989	9,124	20,113
Total income before non-interest expense	38,253	9,124	47,377
Depreciation and amortization expense	520	27	547
All other non-interest expense	24,833	5,770	30,603
Income before income taxes	$12,900	$3,327	$16,227

Goodwill	$24,191	$—	$24,191
Total assets	$1,956,393	$52,911	$2,009,304

As of and for the six months ended June 30, 2020	Wealth Management		Mortgage	Consolidated
Income Statement
Total interest income	$23,982		$—	$23,982
Total interest expense	4,255		—	4,255
Provision for loan losses	2,491		—	2,491
Net interest income, after provision for loan losses	17,236		—	17,236
Non-interest income	10,493		12,701	23,194
Total income before non-interest expense	27,729		12,701	40,430
Depreciation and amortization expense	510		42	552
All other non-interest expense	23,100	(1)	3,639	26,739
Income before income taxes	$4,119		$9,020	$13,139

Goodwill	$24,191		$—	$24,191
Assets held for sale	3,010		—	3,010
Total assets	$1,730,957		$79,569	$1,810,526

______________________________________

(1) Includes loss on assets held for sale of $0.6 million.

NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of June 30, 2021 and December 31, 2020, the balance of the investment for LIHTC was $0.9 million and $1.1 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. Total unfunded commitments related to the investment in the LIHTC total $2.1 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments during the year ending 2021.

The Company uses the proportional amortization method to account for this investment. During the three and six months ended June 30, 2021, the Company recognized amortization expense of $0.1 million and $0.2 million, respectively, which was included within the Income tax expense line item of the Condensed Consolidated Statements of Income. The Company did not recognize any related amortization expense during the three and six months ended June 30, 2020.

Additionally, during the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.2 million of tax credits and other benefits from this investment in the LIHTC. The Company did not recognize any related tax credits or other benefits during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2021 and 2020, the Company did not incur any impairment losses.

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, First Western and the Bank meet all capital adequacy requirements to which they are subject to.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2021, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of June 30, 2021 and December 31, 2020, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2021, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2021 and December 31, 2020.

The following presents the actual and required capital amounts and ratios as of June 30, 2021 and December 31, 2020 (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$148,443	11.03%	$80,738	6.0%	$107,650	8.0%
Consolidated	144,728	10.68	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	148,443	11.03	60,553	4.5	87,466	6.5
Consolidated	144,728	10.68	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	161,335	11.99	107,650	8.0	134,563	10.0
Consolidated	182,180	13.45	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	148,443	7.98	74,429	4.0	93,036	5.0
Consolidated	$144,728	7.75%	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%	$78,660	6.0%	$104,880	8.0%
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	133,963	10.22	58,995	4.5	85,215	6.5
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	146,853	11.20	104,880	8.0	131,100	10.0
Consolidated	168,957	12.80	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	133,963	7.62	70,301	4.0	87,877	5.0
Consolidated	$131,507	7.45%	N/A	N/A	N/A	N/A

______________________________________

(1) Does not include capital conservation buffer.

NOTE 17 – SUBSEQUENT EVENTS

On July 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Teton Financial Services, Inc. (“Teton”), parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. As of June 30, 2021, Teton had assets of $420.7 million, total deposits of $374.6 million, and total loans of $267.9 million. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Teton will be merged with into the Company (the “Merger”), with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the Merger, Rocky Mountain Bank will be merged with and into the Bank, with the Bank surviving the bank merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2021 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2021. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

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

From 2004, when we opened our first profit center, until June 30, 2021, we have expanded our footprint into eleven full service profit centers, two loan production offices, and two trust offices located across four states. As of and for the six months ended June 30, 2021, we had $2.01 billion in total assets, $47.4 million in total revenues, and provided fiduciary and advisory services on $6.76 billion of assets under management ("AUM").

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

The Company activated its Business Continuity Management Plan in early 2020 in response to the emergence of COVID-19 and has continued to adjust as the crisis continues to impact our markets, clients and business. A majority of our associates have been working remotely since early 2020. All of our offices are open, functioning, and continue to operate as usual. We are taking additional precautions within our profit centers, including enhanced cleaning procedures and physical distancing measures, to ensure the safety of our clients and our associates.

A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and participated in all rounds of the program. As of June 30, 2021, we held 516 PPP loans for a total of $103.1 million with an average loan size of $0.2 million. As of June 30, 2021, the Company had submitted loans with original loan amounts of $202.7 million to the SBA for forgiveness and had received forgiveness on 722 loans totaling $177.4 million.

During the second quarter of 2021, the Company funded an additional $5.4 million in new PPP loans before the program funds were depleted in early May. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company and approved and paid $91.4 million in forgiveness payments.  Loans funded in 2021 become eligible for forgiveness after the covered period of 8 to 24 weeks, which begins for some clients in early second quarter of 2021.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. The Company had seventy-six loans across multiple industries in the amount of $143.1 million of loans that participated in the Company’s COVID loan modification program. No loans in the loan modification program remain in their deferral period and there were no loans which were delinquent according to Bank policy as of June 30, 2021.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of June 30, 2021, the Company had six loans with a balance held by the Bank of $6.7 million.

Primary Factors Used to Evaluate the Results of Operations

As a financial institution, we manage and evaluate various aspects of both our results of operations and our financial condition. We evaluate the comparative levels and trends of the line items in our Condensed Consolidated Balance Sheets and Statements of Income as well as various financial ratios that are commonly used in our industry. The primary factors we use to evaluate our results of operations include net interest income, non-interest income, and non-interest expense.

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income on interest-earning assets, primarily loans and available-for-sale securities. We incur interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on loans, available-for-sale securities, and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances, changes in interest rates on deposits, along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages and origination fees, less commissions to loan originators, document review, and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC"), mortgage derivatives, and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold, and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for Main Street Lending Program, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.
●	Other—non-operating income generated through a transition services agreement with the buyer of the LA fixed income team.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to leasing our office space, depreciation charges for the furniture, fixtures and equipment, amortization of leasehold improvements, utilities, and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance, and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have, and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit, and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations, and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists and other similar items recognized in connection with acquisitions.
●	Net loss on assets held for sale—represents the fair value adjustment on disposal groups held for sale.
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel

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

We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity, and trend of problem assets such as those determined to be classified, delinquent, non-accrual, non-performing or restructured; the adequacy of our allowance for loan losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2021, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The three months ended June 30, 2021 compared with the three months ended June 30, 2020. We reported net income available to common shareholders of $6.3 million for the three months ended June 30, 2021, compared to $8.7 million of net income available to common shareholders for the three months ended June 30, 2020, a $2.4 million, or 27.8%, decrease. For the three months ended June 30, 2021, our income before income tax was $8.2 million, a $3.3 million, or 28.5%, decrease from the three months ended June 30, 2020. The decrease was primarily driven by a $6.3 million decrease in net gain on mortgage loans and a $2.9 million increase in non-interest expense, partially offset by a $5.5 million increase in net interest income, after provision for loan losses. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in non-interest expense was primarily driven by a $2.9 million decrease in deferred compensation, an increase in personnel expense to support the growth in the balance sheet, and added personnel from the branch purchase and assumption transaction ("Branch Acquisition"). The increase in net interest income was due to an increase in average loan balances and a reduction in our average cost of funds.

The six months ended June 30, 2021 compared with the six months ended June 30, 2020. We reported net income available to common shareholders of $12.3 million for the six months ended June 30, 2021, compared to $10.0 million of net income available to common shareholders for the six months ended June 30, 2020, a $2.2 million, or 22.4%, increase.

For the six months ended June 30, 2021, our income before income tax was $16.2 million, a $3.1 million, or 23.5%, increase from the six months ended June 30, 2020. The increase was primarily driven by a $10.0 million increase in net interest income, after provision for loan losses, partially offset by a $3.5 million decrease in net gain on mortgage loans and a $3.9 million increase in non-interest expense. The increase in net interest income was due to an increase in average loan balances and a reduction in our average cost of funds. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in non-interest expense was primarily driven by a $1.9 million decrease in deferred compensation, an increase in personnel expense to support the growth in the balance sheet, and added personnel from the Branch Acquisition.

Net Interest Income

The three months ended June 30, 2021 compared with the three months ended June 30, 2020. For the three months ended June 30, 2021, net interest income, before the provision for loan losses, was $14.2 million, an increase of $3.4 million, or 31.7%, compared to the three months ended June 30, 2020. The increase in net interest income was driven by a $304.8 million increase in average loans outstanding and a 20 basis point decrease in the average cost of funds, partially offset by a $235.9 million increase in average interest bearing deposit balances.  Net interest margin decreased 9 basis points to 3.01%, in the second quarter of 2021, from 3.10% reported in the second quarter of 2020.  The decrease in net interest margin was primarily a result of a more liquid balance sheet mix resulting from continued strong deposit growth as a result of inflows from large commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

The six months ended June 30, 2021 compared with the six months ended June 30, 2020. For the six months ended June 30, 2021, net interest income, before the provision for loan losses, was $27.3 million, an increase of $7.5 million, or 38.3%, compared to the six months ended June 30, 2020.  The increase in net interest income was driven by a $421.9 million increase in average loans outstanding and a 39 basis point decrease in the average cost of funds, partially offset by a $284.1 million increase in average interest bearing deposit balances.  Net interest margin decreased 16 basis points to 2.95%, in the six months ended June 30, 2021, from the 3.11% reported in the six months ended June 30, 2020. The decrease in net interest margin was primarily a result of a 29 basis point decrease in average loan yield and a more liquid balance sheet mix.

The increase in average loans outstanding for the three and six months ended June 30, 2021 compared to the same periods in 2020 was due to three primary factors: organic growth, PPP loan originations and the Branch Acquisition. Net interest income related to PPP loans increased $0.7 million and $1.5 million for the three and six months ended June 30, 2021.  Average loan yields were 3.89% and 3.77% for the three and six months ended June 30, 2021, compared to 3.85% and 4.06% for the three and six months ended June 30, 2020. The increase in loan yields during the three-month period was primarily driven by an increase in PPP net origination fees.  The decrease in loan yields during the six-month period was primarily driven by a lower interest rate environment and higher PPP loans outstanding, offset partially by an increase in PPP net origination fees.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average balances for the three and six months ended June 30, 2021 compared to the same period in 2020. Our average yield on available-for-sale securities during the three and six months ended June 30, 2021 was 2.55% and 2.50%, a 71 and 50 basis point increase, compared to the same period in 2020. The impact of the reduction in average balances was partially offset by a higher average yield on the securities portfolio.

Interest expense on deposits decreased during the three and six months ended June 30, 2021 compared to the same period in 2020. The decrease was driven primarily by a 20 and 41 basis point decline in cost of deposits for the three and six months ended June 30, 2021 compared to the same period in 2020. The decrease in cost of deposits was driven by a reduction in deposit rates consistent with the lower interest rate environment as well as the intentional reduction in higher rate non-relationship deposit balances. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $235.9 million and $284.1 million, for the three and six months ended June 30, 2021, compared to the same period in 2020.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and for the Three Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$292,615	$92	0.13%	$76,463	$44	0.23%
Available-for-sale securities(2)	26,474	169	2.55	48,614	224	1.84
Loans(3)	1,573,553	15,287	3.89	1,268,797	12,202	3.85
Interest-earning assets(4)	1,892,642	15,548	3.29	1,393,874	12,470	3.58
Mortgage loans held for sale(5)	86,760	625	2.88	68,212	550	3.23
Total interest-earning assets, plus mortgage loans held for sale	1,979,402	16,173	3.27	1,462,086	13,020	3.56
Allowance for loan losses	(12,540)			(8,694)
Noninterest-earning assets	93,629			89,817
Total assets	$2,060,491			$1,543,209
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,165,734	866	0.30	$929,805	1,319	0.57
FHLB and Federal Reserve borrowings	148,869	117	0.31	64,067	129	0.81
Subordinated notes	24,252	342	5.64	14,445	226	6.26
Total interest-bearing liabilities	1,338,855	1,325	0.40	1,008,317	1,674	0.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	539,613			379,374
Other liabilities	16,558			18,815
Total noninterest-bearing liabilities	556,171			398,189
Total shareholders’ equity	165,465			136,703
Total liabilities and shareholders’ equity	$2,060,491			$1,543,209
Net interest rate spread(6)			2.89			2.92
Net interest income(7)		$14,223			$10,796
Net interest margin(8)			3.01%			3.10%

	As of and For the Six Months Ended June 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$253,314	$183	0.14%	$72,249	$259	0.72%
Available-for-sale securities(2)	29,205	365	2.50	51,911	519	2.00
Loans(3)	1,564,323	29,499	3.77	1,142,472	23,204	4.06
Interest-earning assets(4)	1,846,842	30,047	3.25	1,266,632	23,982	3.79
Mortgage loans held for sale(5)	131,079	1,777	2.71	53,005	876	3.31
Total interest-earning assets, plus mortgage loans held for sale	1,977,921	31,824	3.22	1,319,637	24,858	3.77
Allowance for loan losses	(12,541)			(8,352)
Noninterest-earning assets	96,988			86,936
Total assets	$2,062,368			$1,398,221
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,164,379	1,840	0.32	$880,270	3,712	0.84
FHLB and Federal Reserve borrowings	143,279	248	0.35	37,281	180	0.97
Subordinated notes	24,256	683	5.63	11,150	363	6.51
Total interest-bearing liabilities	1,331,914	2,771	0.42	928,701	4,255	0.92
Noninterest-bearing liabilities:
Noninterest-bearing deposits	548,610			316,593
Other liabilities	18,842			19,345
Total noninterest-bearing liabilities	567,452			335,938
Shareholders’ equity	163,002			133,582
Total liabilities and shareholders’ equity	$2,062,368			$1,398,221
Net interest rate spread(6)			2.84			2.87
Net interest income(7)		$27,276			$19,727
Net interest margin(8)			2.95%			3.11%

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

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared to 2020			Compared to 2020
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$68	$(20)	$48	$131	$(207)	$(76)
Available-for-sale securities	(142)	87	(55)	(284)	130	(154)
Loans	2,961	124	3,085	7,955	(1,660)	6,295
Total increase (decrease) in interest income	$2,887	$191	$3,078	$7,802	$(1,737)	$6,065
Interest-bearing liabilities:
Interest-bearing deposits	175	(628)	(453)	449	(2,321)	(1,872)
FHLB and Federal Reserve borrowings	67	(79)	(12)	184	(116)	68
Subordinated notes	138	(22)	116	369	(49)	320
Total increase (decrease) in interest expense	$380	$(729)	$(349)	$1,002	$(2,486)	$(1,484)
Increase in net interest income	$2,507	$920	$3,427	$6,800	$749	$7,549

Non-Interest Income

The three months ended June 30, 2021 compared with the three months ended June 30, 2020. For the three months ended June 30, 2021 compared with the three months ended June 30, 2020, non-interest income decreased $5.9 million, or 38.4%, to $9.5 million. The decrease in non-interest income during the three months ended June 30, 2021 was primarily a result of a $6.3 million decrease in net gain on mortgage loans, compared to the same period in 2020.

The six months ended June 30, 2021 compared with the six months ended June 30, 2020. For the six months ended June 30, 2021 compared with the six months ended June 30, 2020, non-interest income decreased $3.1 million, or 13.3%, to $20.1 million. The decrease in non-interest income during the six months ended June 30, 2021 was primarily a result of a $3.5 million decrease in net gain on mortgage loans, compared to the same period in 2020.

The tables below present the significant categories of our non-interest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$5,009	$4,609	$400	8.7%
Net gain on mortgage loans	3,914	10,173	(6,259)	(61.5)
Banking fees	394	221	173	78.3
Risk management and insurance fees	92	333	(241)	(72.4)
Income on company-owned life insurance	89	91	(2)	(2.2)
Total non-interest income	$9,498	$15,427	$(5,929)	(38.4)%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$9,856	$9,340	$516	5.5%
Net gain on mortgage loans	9,110	12,654	(3,544)	(28.0)
Bank fees	767	589	178	30.2
Risk management and insurance fees	143	429	(286)	(66.7)
Income on company-owned life insurance	177	182	(5)	(2.7)
Other	60	—	60	*
Total non-interest income	$20,113	$23,194	$(3,081)	(13.3)%

________________________________________

* Not meaningful

Trust and investment management fees—For the three months ended June 30, 2021 compared to the same period in 2020, our trust and investment management fees increased $0.4 million, or 8.7%. For the six months ended June 30, 2021 compared to the same period in 2020, our trust and investment management fees increased $0.5 million, or 5.5%. The increase is driven by asset growth, partially offset by a reduction in trust and investment management fees generated by the LA Fixed Income team that was sold in November 2020.

Net gain on mortgage loans—For the three months ended June 30, 2021 compared to the same period in 2020, our net gain on mortgage loans decreased by $6.3 million, or 61.5%, to $3.9 million. For the six months ended June 30, 2021 compared to the same period in 2020, our net gain on mortgage loans decreased by $3.5 million, or 28.0%, to $9.1 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity.

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the six months ended June 30, 2021, we recorded an immaterial provision for credit losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment.  Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Expense

The three months ended June 30, 2021 compared with the three months ended June 30, 2020. The increase in non-interest expense of 22.8% to $15.5 million for the three months ended June 30, 2021, was primarily due to higher salaries and employee benefits, professional services, and marketing expenses, offset partially by a reduction in other non-interest expense.

The six months ended June 30, 2021 compared with the six months ended June 30, 2020. The increase in non-interest expense of 14.1% to $31.2 million for the six months ended June 30, 2021, was primarily due to higher salaries and employee benefits, professional services, and data processing expenses, offset partially by a reduction in net loss on assets held for sale and other non-interest expense.

The tables below present the significant categories of our non-interest expense for the periods noted:

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$9,643	$6,690	$2,953	44.1%
Occupancy and equipment	1,443	1,515	(72)	(4.8)
Professional services	1,370	1,231	139	11.3
Technology and information systems	904	993	(89)	(9.0)
Data processing	1,093	1,037	56	5.4
Marketing	398	253	145	57.3
Amortization of other intangible assets	4	38	(34)	(89.5)
Other	666	887	(221)	(24.9)
Total non-interest expense	$15,521	$12,644	$2,877	22.8%

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$19,504	$15,172	$4,332	28.6%
Occupancy and equipment	2,852	2,955	(103)	(3.5)
Professional services	2,649	2,254	395	17.5
Technology and information systems	1,846	1,962	(116)	(5.9)
Data processing	2,108	1,884	224	11.9
Marketing	719	668	51	7.6
Amortization of other intangible assets	8	40	(32)	(80.0)
Net loss on assets held for sale	—	553	(553)	*
Other	1,464	1,803	(339)	(18.8)
Total non-interest expense	$31,150	$27,291	$3,859	14.1%

________________________________________

* Not meaningful

Salaries and employee benefits—Salaries and employee benefits increased $3.0 million, or 44.1%, and $4.3 million, or 28.6%, for the three and six months ending June 30, 2021, respectively. The increase in the three-month period was driven by a $2.9 million decrease in deferred compensation. The increase during the six-month period was primarily driven by a $1.9 million decrease in deferred compensation and an increase in personnel expense to support the growth in the balance sheet, and added personnel from the Branch Acquisition.

Professional services—The increase in professional services of $0.1 million, or 11.3%, and $0.4 million, or 17.5%, for the three and six months ending June 30, 2021, respectively, was primarily driven by additional FDIC insurance expense related to our balance sheet growth and expenses related to the PPP program.

Data processing—The increase in data processing costs of $0.1 million, or 5.4%, and $0.2 million, or 11.9%, for the three and six months ending June 30, 2021, respectively, was primarily driven by an increase in core systems cost as a result of an increase in accounts and transactions related to the balance sheet growth and growth in our Mortgage segment.

Net loss on assets held for sale—The decrease in net loss on assets held for sale of $0.6 million for the six months ending June 30, 2021 was driven by the completion of the sale of held for sale assets in 2020.

Other—The decrease in other of $0.2 million, or 24.9%, and $0.3 million, or 18.8% for the three and six months ending June 30, 2021, respectively, was primarily driven by an SEC penalty of $0.2 million and other fraud losses in 2020.

Income Tax

The Company recorded an income tax provision of $1.9 million and $2.8 million, respectively, for the three months ended June 30, 2021 and 2020, reflecting an effective tax rate of 23.3% and 24.1%, respectively. The Company recorded an income tax provision of $4.0 million and $3.1 million, respectively, for the six months ended June 30, 2021 and 2020, reflecting an effective tax rate of 24.3% and 23.7%, respectively. The decrease in effective tax for the three months ended June 30, 2021 was primarily attributable to a favorable benefit from vested shares with a vesting date fair value greater than the grant date fair value.

Segment Reporting

We have two reportable operating segments: Wealth Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Mortgage products and services are financial in nature, for which premiums are recognized net of expenses, upon the sale of mortgage loans to third parties. Services provided by our Mortgage segment include soliciting, originating, and selling mortgage loans into the secondary market. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

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

For all periods presented, the Wealth Management segment includes the key metrics of the previously reported Capital Management segment.

The following tables present key metrics related to our segments:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Wealth			Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$19,782	$3,927	$23,709	$38,253	$9,124	$47,377
Income before taxes	$6,983	$1,205	$8,188	$12,900	$3,327	$16,227
Profit margin	35.3%	30.7%	34.5%	33.7%	36.5%	34.3%

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Wealth			Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$13,902	$10,197	$24,099	$27,729	$12,701	$40,430
Income before taxes	$3,148	$8,307	$11,455	$4,119	$9,020	$13,139
Profit margin	22.6%	81.5%	47.5%	14.9%	71.0%	32.5%

________________________________________

(1) Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and for the Three Months Ended June 30,
(Dollars in thousands)	2021	2020(1)		$ Change	% Change
Total interest income	$15,548	$12,470		$3,078	24.7%
Total interest expense	1,325	1,674		(349)	(20.8)
Provision for loan losses	12	2,124		(2,112)	(99.4)
Net interest income, after provision for loan losses	14,211	8,672		5,539	63.9
Non-interest income	5,571	5,230		341	6.5
Total income	19,782	13,902		5,880	42.3
Depreciation and amortization expense	262	255		7	2.7
All other non-interest expense	12,537	10,499		2,038	19.4
Income before income tax	$6,983	$3,148		$3,835	121.8%
Goodwill	$24,191	$24,191		$—	—
Assets held for sale	—	3,010		(3,010)	*
Total assets	$1,956,393	$1,730,957		$225,436	13.0%

	As of and for the Six Months Ended June 30,
(Dollars in thousands)	2021	2020(1)		$ Change	% Change
Total interest income	$30,047	$23,982		$6,065	25.3%
Total interest expense	2,771	4,255		(1,484)	(34.9)
Provision for loan losses	12	2,491		(2,479)	(99.5)
Net interest income, after provision for loan losses	27,264	17,236		10,028	58.2
Non-interest income	10,989	10,493		496	4.7
Total income	38,253	27,729		10,524	38.0
Depreciation and amortization expense	520	510		10	2.0
All other non-interest expense	24,833	23,100	(2)	1,733	7.5
Income before income tax	$12,900	$4,119		$8,781	213.2%
Goodwill	$24,191	$24,191		$—	—%
Assets held for sale	—	3,010		(3,010)	*
Total assets	$1,956,393	$1,730,957		$225,436	13.0%

________________________________________

* Not meaningful

(1) Period includes financial information previously reported under the Capital Management segment.

(2) Includes loss on assets held for sale of $0.6 million previously reported Capital Management segment.

The Wealth Management segment reported income before income tax of $7.0 million and $12.9 million for the three and six months ended June 30, 2021, respectively, compared to $3.1 million and $4.1 million for the same periods in 2020. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses, offset partially by an increase in non-interest expense.  As the revenues have increased corresponding with the growth in the balance sheet, non-interest expense has increased at a slower pace.

Mortgage

	As of and for the Three Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	3,927	10,197	(6,270)	(61.5)
Total income	3,927	10,197	(6,270)	(61.5)
Depreciation and amortization expense	13	21	(8)	(38.1)
All other non-interest expense	2,709	1,869	840	44.9
Income before income tax	$1,205	$8,307	$(7,102)	(85.5)
Total assets	$52,911	$79,569	$(26,658)	(33.5)%

	As of and for the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	9,124	12,701	(3,577)	(28.2)
Total income	9,124	12,701	(3,577)	(28.2)
Depreciation and amortization expense	27	42	(15)	(35.7)
All other non-interest expense	5,770	3,639	2,131	58.6
Income before income tax	$3,327	$9,020	$(5,693)	(63.1)%
Total assets	$52,911	$79,569	$(26,658)	(33.5)%

The Mortgage segment reported income before income tax of $1.2 million and $3.3 million for the three and six months ended June 30, 2021, respectively, compared to $8.3 million and $9.0 million for the same periods in 2020. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The overall increase in non-interest expense was primarily driven by variable costs associated with the increase in mortgage originations during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020.

Financial Condition

The table below presents our Condensed Consolidated Balance Sheets as of the dates presented:

	June 30,	December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$289,089	$155,989	$133,100	85.3%
Investments	25,532	36,666	(11,134)	(30.4)
Gross loans	1,571,060	1,532,833	38,227	2.5
Allowance for loan losses	(12,552)	(12,539)	(13)	*
Loans, net of allowance	1,558,508	1,520,294	38,214	2.5
Mortgage loans held for sale	48,563	161,843	(113,280)	(70.0)
Goodwill & other intangible assets, net	24,250	24,258	(8)	(0.0)
Company-owned life insurance	15,626	15,449	177	1.1
Other assets	47,736	59,156	(11,420)	(19.3)
Total assets	$2,009,304	$1,973,655	$35,649	1.8

Deposits	$1,679,053	$1,619,910	$59,143	3.7
Borrowings	145,023	173,854	(28,831)	(16.6)
Other liabilities	17,242	24,929	(7,687)	(30.8)
Total liabilities	1,841,318	1,818,693	22,625	1.2
Total shareholders’ equity	167,986	154,962	13,024	8.4
Total liabilities and shareholders’ equity	$2,009,304	$1,973,655	$35,649	1.8%

________________________________________

* Not meaningful

Cash and cash equivalents increased by $133.1 million, or 85.3%, to $289.1 million as of June 30, 2021 compared to December 31, 2020. The increase in liquidity was driven by organic growth in deposits and a reduction in mortgage loans held for sale.  Deposit growth was driven by new client relationships, in addition to increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth.  The decrease in mortgage loans held for sale balances was due to the increase in loan sale volume.  During the same period, investments decreased by $11.1 million, or 30.4%, to $25.5 million as of June 30, 2021. The decrease was driven by the Company's decision to not reinvest cash flows due to the low rate environment.

Loans, net of allowance increased by $38.2 million, or 2.5%, to $1.56 billion as of June 30, 2021 compared to December 31, 2020. The increase was driven by organic growth net of PPP loan forgiveness. We experienced growth in all categories excluding PPP loans that are included in the Cash, Securities and Other category.

Mortgage loans held for sale decreased $113.3 million, or 70.0%, to $48.6 million as of June 30, 2021 compared to December 31, 2020. The decrease was driven by an increase in loan sale volume.

Other assets decreased by $11.4 million, or 19.3%, to $47.7 million as of June 30, 2021 compared to December 31, 2020. This was primarily related to a $7.0 million decrease in balances related to unfunded mortgage IRLC.

Deposits increased $59.1 million, or 3.7%, to $1.68 billion as of June 30, 2021 compared to December 31, 2020. The increase was primarily attributable to an increase in non-interest bearing and money market deposits resulting from inflows from large commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

Money market deposit accounts decreased $7.4 million, or 0.9%, to $840.1 million as of June 30, 2021 compared to December 31, 2020. Time deposit accounts decreased $35.2 million, or 20.4%, from December 31, 2020 to $137.5 million as of June 30, 2021. Negotiable order of withdrawal, or NOW accounts, increased $28.0 million, or 24.8%, to $141.1 million from December 31, 2020 to June 30, 2021.

Borrowings decreased $28.8 million, or 16.6%, to $145.0 million as of June 30, 2021 compared to December 31, 2020. The decrease is attributed to a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to match fund the balances of PPP loans.

Other liabilities decreased $7.7 million, or 30.8%, to $17.2 million as of June 30, 2021 compared to December 31, 2020. The decrease is primarily attributed to decreases in salaries payable and payables related to the mortgage hedge position.

Total shareholders’ equity increased $13.0 million, or 8.4%, from December 31, 2020 to $168.0 million as of June 30, 2021. The increase is primarily due to an increase in net income.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2021	2020	2021	2020
Managed Trust Balance at Beginning of Period	$1,821	$1,471	$1,890	$1,750
New relationships	1	2	16	12
Closed relationships	(1)	(1)	(1)	(11)
Contributions	10	11	28	65
Withdrawals	(34)	(11)	(154)	(100)
Market change, net	95	48	113	(196)
Ending Balance	$1,892	$1,520	$1,892	$1,520
Yield*	0.18%	0.21%	0.18%	0.21%

Directed Trust Balance at Beginning of Period	$1,031	$881	$951	$989
New relationships	6	5	82	5
Closed relationships	(7)	—	(7)	(5)
Contributions	13	23	18	24
Withdrawals	(9)	(2)	(14)	(70)
Market change, net	35	(24)	39	(60)
Ending Balance	$1,069	$883	$1,069	$883
Yield*	0.09%	0.08%	0.08%	0.08%

Investment Agency Balance at Beginning of Period	$1,933	$1,796	$1,840	$2,009
New relationships	20	40	61	79
Closed relationships	(9)	(3)	(23)	(9)
Contributions	73	53	168	107
Withdrawals	(53)	(50)	(128)	(129)
Market change, net	80	120	126	(101)
Ending Balance	$2,044	$1,956	$2,044	$1,956
Yield*	0.68%	0.66%	0.66%	0.67%

Custody Balance at Beginning of Period	$595	$458	$518	$452
New relationships	—	—	—	—
Closed relationships	—	(2)	(1)	(2)
Contributions	1	—	71	76
Withdrawals	(8)	(14)	(10)	(15)
Market change, net	26	32	36	(37)
Ending Balance	$614	$474	$614	$474
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,106	$1,030	$1,056	$988
New relationships	1	3	8	4
Closed relationships	-	(38)	(52)	(44)
Contributions	28	29	55	60
Withdrawals	(30)	(20)	(58)	(41)
Market change, net	38	(85)	134	(48)
Ending Balance(1)	$1,143	$919	$1,143	$919
Yield*	0.15%	0.16%	0.15%	0.17%

Total Assets Under Management at Beginning of Period	$6,486	$5,636	$6,255	$6,188
New relationships	28	50	167	100
Closed relationships	(17)	(44)	(84)	(71)
Contributions	125	116	340	332
Withdrawals	(134)	(97)	(364)	(355)
Market change, net	274	91	448	(442)
Total Assets Under Management	$6,762	$5,752	$6,762	$5,752
Yield*	0.30%	0.32%	0.29%	0.32%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

Assets under management increased $276.5 million, or 4.3%, for the three months ended June 30, 2021 and increased $506.8 million, or 8.1%, for the six months ended June 30, 2021. The increase was primarily attributable to improving market conditions resulting in an increase in the value of assets under management balances.

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

The following tables summarize the amortized cost and estimated fair value of our investment securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$1	$—	$251
Corporate bonds	6,000	157	(15)	6,142
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	15,619	467	—	16,086
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	1,113	47	—	1,160
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,875	41	(23)	1,893
Total securities available-for-sale	$24,857	$713	$(38)	$25,532

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage -backed securities—residential	23,806	798	—	24,604
FNMA mortgage-backed securities—residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

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

	Maturity as of June 30, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.03%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,250	0.24	4,750	0.87	—	—
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	15,619	1.53
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,113	0.09
Corporate CMO and MBS	—	—	—	—	41	*	1,834	0.22
Total available-for-sale	$250	0.03%	$1,250	0.24%	$4,791	0.87%	$18,566	1.84%

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,250	0.17	—	—	4,750	0.60
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	23,806	1.59
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,616	0.10
Corporate CMO and MBS	—	—	—	—	43	*	4,035	0.31
Total available-for-sale	$250	0.02%	$1,250	0.17%	$43	—%	$34,207	2.60%

________________________________________

* Not meaningful

As of June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Loan Portfolio

Our primary source of interest income is derived through interest earned on loans to high net worth individuals and their related commercial interests. Our senior lending and credit team consists of seasoned, experienced personnel and we believe that our officers are well versed in the types of lending in which we are engaged. Underwriting policies and decisions are managed centrally and the approval process is tiered based on loan size, making the process consistent, efficient, and effective. The management team and credit culture demands prudent, practical, and conservative approaches to all credit requests in compliance with the loan policy guidelines to ensure strong credit underwriting practices.

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2021 and December 31, 2020, we had mortgage loans held for sale of $48.6 million and $161.8 million, respectively, in residential mortgage loans we originated.

As of June 30, 2021, the Company has $103.1 million in PPP loans outstanding with $2.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two or five-year period, based on the PPP loan terms. If the loan receives partial forgiveness, the income related to the unforgiven balance is amortized over the remaining life of the loan based on the term in the note, which is five years for most PPP loans. If a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. As of June 30, 2021, the Company had submitted loans with original loan amounts of $202.7 million to the SBA for forgiveness and had received forgiveness on 722 loans totaling $177.4 million.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30,		December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$290,907	18.5%	$357,020	23.3%
Construction and Development	127,141	8.1	131,111	8.5
1-4 Family Residential	496,101	31.5	455,038	29.7
Non-Owner Occupied CRE	324,493	20.6	281,943	18.4
Owner Occupied CRE	178,847	11.4	163,042	10.6
Commercial and Industrial	155,526	9.9	146,031	9.5
Total loans held for investment(1)	$1,573,015	100.0%	$1,534,185	100.0%
Mortgage loans held for sale	$48,563		$161,843

________________________________________

(1) Loans held for investment exclude deferred (fees) costs and unamortized premiums/ (unaccreted discounts), net of $(2.0) million and $(1.4) million as of June 30, 2021 and December 31, 2020, respectively.

●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred (fees) costs, and unamortized premiums/ (unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of June 30, 2021
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$85,690	$197,819	(1)	$7,398	$290,907
Construction and Development	59,576	64,831		2,734	127,141
1-4 Family Residential	55,588	80,906		359,607	496,101
Non-Owner Occupied CRE	34,543	194,555		95,395	324,493
Owner Occupied CRE	19,456	56,011		103,380	178,847
Commercial and Industrial	63,870	51,981		39,675	155,526
Total loans	$318,723	$646,103		$608,189	$1,573,015
Amounts with fixed rates	$100,818	$426,474		$225,447	$752,739
Amounts with floating rates	217,905	219,629		382,742	820,276
Total loans	$318,723	$646,103		$608,189	$1,573,015

________________________________________

(1) Includes PPP loans.

	As of December 31, 2020
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$90,053	$259,611	(1)	$7,356	$357,020
Construction and Development	78,900	50,703		1,508	131,111
1-4 Family Residential	41,212	78,359		335,467	455,038
Non-Owner Occupied CRE	25,801	175,476		80,666	281,943
Owner Occupied CRE	8,355	54,403		100,284	163,042
Commercial and Industrial	47,397	68,607		30,027	146,031
Total loans	$291,718	$687,159		$555,308	$1,534,185
Amounts with fixed rates	$76,131	$469,155		$205,548	$750,834
Amounts with floating rates	215,587	218,004		349,760	783,351
Total loans	$291,718	$687,159		$555,308	$1,534,185

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

As of June 30, 2021, the Company’s loans include seventy-six modified loans, including acquired loans, across multiple industries in the amount of $143.1 million, representing 9.1% of total loans. No loans which participated in the loan modification program were delinquent according to Bank policy as of June 30, 2021. No loans which participated in the loan modification program were still in their deferral period as of June 30, 2021.

All loans modified in response to COVID-19 are classified as performing as of June 30, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of June 30, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses.

The amount of lost interest for non-accrual loans was $0.1 million for each of the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the amount of lost interest for non-accrual loans was $0.1 million.

We had $3.1 million in non-performing assets as of June 30, 2021 compared to $4.3 million as of December 31, 2020. The decrease in our non-performing assets was primarily related to the sale of the final OREO, resulting in a decrease of $0.2 million, and the payoffs of a $0.4 million loan in our Commercial and Industrial portfolio and a $0.5 million loan in our Owner-Occupied CRE portfolio.

The following table presents information regarding non-performing loans as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans by category (1)
Cash, Securities and Other	$15	$50
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	479
Commercial and Industrial	3,105	3,529
Total non-accrual loans	3,120	4,058
TDRs still accruing	—	—
Accruing loans 90 or more days past due	—	—
Total non-performing loans	3,120	4,058
OREO	—	194
Total non-performing assets	$3,120	$4,252
Non-performing loans to total loans(2)	0.20%	0.26%
Non-performing assets to total assets	0.16	0.22
Allowance for loan losses to non-performing loans	402.31%	308.99%

________________________________________

(1) As of June 30, 2021, two non-accrual loans, totaling an immaterial amount, were not classified as TDRs. As of December 31, 2020, two non-accrual loans were not classified as TDRs. See Note 3 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $48.6 million and $161.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020 non-performing loans of $3.1 million and $4.1 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of June 30, 2021				As of December 31, 2020
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$290,892	$—	$15	$290,907	$356,970	$—	$50	$357,020
Construction and Development	127,141	—	—	127,141	131,111	—	—	131,111
1-4 Family Residential	496,101	—	—	496,101	451,918	—	3,120	455,038
Non-Owner Occupied CRE	318,512	5,981	—	324,493	275,627	6,316	—	281,943
Owner Occupied CRE	178,146	—	701	178,847	161,850	—	1,192	163,042
Commercial and Industrial	150,523	—	5,003	155,526	140,432	—	5,599	146,031
Total	$1,561,315	$5,981	$5,719	$1,573,015	$1,517,908	$6,316	$9,961	$1,534,185

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment.  There was an immaterial provision expense taken during the second quarter of 2021.  Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of June 30, 2021.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Average loans outstanding(1)(2)	$1,573,553	$1,268,797	$1,564,323	$1,142,472
Gross loans outstanding at end of period(3)	$1,571,060	$1,422,440	$1,571,060	$1,422,440
Allowance for loan losses at beginning of period	$12,539	$8,242	$12,539	$7,875
Provision for loan losses	12	2,124	12	2,491
Charge-offs:
Cash, Securities and Other	—	24	—	24
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	24	—	24
Recoveries:
Cash, Securities and Other	1	12	1	12
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	1	12	1	12
Net charge-offs (recoveries)	(1)	12	(1)	12
Allowance for loan losses at end of period	$12,552	$10,354	$12,552	$10,354
Allowance for loan losses to total loans(4)	0.80%	0.73%	0.80%	0.73%
Net charge-offs to average loans(5)	—%	—%	—%	—%

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $86.8 million and $68.2 million for the three months ended June 30, 2021 and 2020, respectively and $131.1 million and $53.0 million for the six months ended June 30, 2021 and 2020, respectively.

(3) Excludes mortgage loans held for sale of $48.6 million and $69.6 million as of June 30, 2021 and 2020, respectively.

(4) End of period loans as of June 30, 2021 include $116.1 million in acquired loans, $102.4 million in bank originated PPP loans, and $0.7 million of acquired PPP loans. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three months ended June 30, 2021.

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

	As of June 30,		As of December 31,
	2021		2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,039	18.5%	$2,579	23.3%
Construction and Development	871	8.1	932	8.5
1-4 Family Residential	3,399	31.5	3,233	29.7
Non-Owner Occupied CRE	2,223	20.6	2,004	18.4
Owner Occupied CRE	1,225	11.4	1,159	10.6
Commercial and Industrial	2,795	9.9	2,632	9.5
Total allowance for loan losses	$12,552	100.0%	$12,539	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of June 30, 2021, decreased $0.3 million, or 5.2%, from December 31, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $59.1 million, or 3.7%, to $1.68 billion as of June 30, 2021 from December 31, 2020. Total average deposits for the three months ended June 30, 2021 were $1.71 billion, an increase of $396.2 million, or 30.3%, compared to $1.31 billion as of June 30, 2020. The increase in total deposits from December 31, 2020 was attributable to continued organic growth with new client accounts as well as increased deposit balances within the existing deposit accounts, offset partially by intentional runoff of higher rate non-relationship deposits.

The following tables present the average balances and average rates paid on deposits for the periods below:

	For the Three Month Period Ending June 30,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$878,341	0.22%	$687,900	0.36%
Demand deposit accounts	130,197	0.16	85,414	0.28
Certificates and other time deposits > $250k	67,408	1.29	54,996	2.03
Certificates and other time deposits < $250k	83,088	0.51	95,894	1.51
Total time deposits	150,496	0.86	150,890	1.72
Savings accounts	6,700	0.03	5,601	0.05
Total interest-bearing deposits	1,165,734	0.30	929,805	0.57
Noninterest-bearing accounts	539,613		379,374
Total deposits	$1,705,347	0.20%	$1,309,179	0.40%

	For the Six Month Period Ending June 30,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$878,173	0.24%	$647,092	0.68%
NOW accounts	122,917	0.17	85,707	0.29
Certificates and other time deposits > $250k	67,000	1.33	53,261	2.09
Certificates and other time deposits < $250k	89,803	0.56	89,279	1.81
Total time deposits	156,803	0.89	142,540	1.93
Savings accounts	6,486	0.03	4,931	0.13
Total interest-bearing deposits	1,164,379	0.32	880,270	0.84
Noninterest-bearing accounts	548,610		316,593
Total deposits	$1,712,989	0.21%	$1,196,863	0.62%

Average noninterest-bearing deposits to average total deposits was 31.6% and 29.0% for the three months ended June 30, 2021 and 2020, respectively, and 32.0% and 26.5% for the six months ended June 30, 2021 and 2020, respectively.

Our average cost of funds was 0.28% and 0.48% for the three months ended June 30, 2021 and 2020, respectively, and 0.29% and 0.68% for the six months ended June 30, 2021 and 2020, respectively.  The decrease in cost of funds was driven by a reduction in deposit rates consistent with the lower interest rate environment, and increase in noninterest-bearing deposits and the intentional reduction in higher rate non-relationship deposit balances.

Total money market accounts as of June 30, 2021 were $840.1 million, a decrease of $7.4 million, or 0.9%, compared to $847.4 million as of December 31, 2020. NOW accounts increased $28.0 million, or 24.8%, to $141.1 million compared to December 31, 2020.

Total time deposits as of June 30, 2021 were $137.5 million, a decrease of $35.2 million, or 20.4%, from December 31, 2020.

The following table represents the amount of certificates of deposit by time remaining until maturity as of June 30, 2021:

	As of June 30, 2021
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$7,103	$19,366	$16,887	$21,004	$64,360
Other	21,470	21,641	10,262	19,766	73,139
Total	$28,573	$41,007	$27,149	$40,770	$137,499

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2021 and December 31, 2020, borrowings totaled $145.0 million and $173.9 million, respectively.

The decrease in other borrowings is primarily attributed to the paydown of loans in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $105.8 million. Borrowing from this facility is expected to match fund the balances of PPP loans. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Borrowings
FHLB borrowings	$15,000	$15,000
Federal Reserve borrowings	105,762	134,563
Subordinated notes	24,261	24,291
Total	$145,023	$173,854

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2021 and December 31, 2020 amounted to $698.3 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $457.7 million as of June 30, 2021.

As of and for the
Six Months Ended
June 30,
(Dollars in thousands)	2021
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000
Balance outstanding at end of period	15,000
Average outstanding during the period	$15,000
Average interest rate during the period	0.32%
Average interest rate at the end of the period	0.32%

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

As of June 30, 2021 and December 31, 2020, we had a Promissory Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million with no balance outstanding.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Three Months Ended	Average Percentage for the Six Months Ended
	June 30,	June 30,
	2021	2021
Sources of Funds:
Deposits:
Noninterest-bearing	26.19%	26.60%
Interest-bearing	56.58	56.46
FHLB and Federal Reserve borrowings	7.22	6.95
Subordinated notes	1.18	1.18
Other liabilities	0.80	0.91
Shareholders’ equity	8.03	7.90
Total	100.00%	100.00%
Uses of Funds:
Total loans	75.76%	75.24%
Available-for-sale securities	1.28	1.42
Mortgage loans held for sale	4.21	6.36
Interest-bearing deposits in other financial institutions	14.20	12.28
Noninterest-earning assets	4.55	4.70
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	31.64%	32.03%
Average loans to total average deposits	92.27	91.32
Average interest-bearing deposits to total average deposits	68.36%	67.97%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $13.0 million, or 8.4%, from December 31, 2020 to $168.0 million as of June 30, 2021. The increase is primarily due to an increase in net income.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three and six months ended June 30, 2021, the Company did not repurchase any shares under the authorization of the 2020 Repurchase Plan.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2021 and December 31, 2020, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$148,443	11.03%	$133,963	10.22%
Consolidated Company	144,728	10.68	131,507	9.96
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	148,443	11.03	133,963	10.22
Consolidated Company	144,728	10.68	131,507	9.96
Total capital to risk-weighted assets
Bank	161,335	11.99	146,853	11.20
Consolidated Company	182,180	13.45	168,957	12.80
Tier 1 capital to average assets
Bank	148,443	7.98	133,963	7.62
Consolidated Company	$144,728	7.75%	$131,507	7.45%

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

The following table presents future contractual obligations to make future payments for the periods indicated:

	As of June 30, 2021
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
(Dollars in thousands)	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$29,397	$15,000	$76,365	$—		$120,762
Subordinated notes	—	—	—	24,261	(1)	24,261
Time deposits	69,580	62,887	3,803	1,229		137,499
Minimum lease payments	3,300	5,973	3,382	640		13,295
Total	$102,277	$83,860	$83,550	$26,130		$295,817

________________________________________

(1) Reflects contractual maturity dates of December 31, 2026, March 31, 2030, and December 1, 2030.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	June 30,		December 31,
	2021		2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$65,274	$424,856	$78,506	$360,883
Standby letters of credit	3,555	16,125	1,933	17,524
Commitments to make loans to sell	115,213	—	370,512	—
Commitments to make loans	$44,384	$31,840	$24,225	$25,316

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

The following table summarizes the sensitivity in net interest income and fair value of equity over the periods indicated, using a parallel ramp scenario.

	As of June 30, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	12.10%	11.50%	9.04%	19.52%
200	8.23	10.44	5.77	16.02
100	4.03	6.58	2.73	9.58
Base	—	—	—	—
−100	(2.63)%	(26.86)%	(2.83)%	(27.89)%

The model simulations as of June 30, 2021 imply that our balance sheet is slightly more asset sensitive compared to our balance sheet as of December 31, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
April 1, 2021 through April 30, 2021	6,729	$25.67	—	399,574
May 1, 2021 through May 31, 2021	7,816	25.67	—	399,574
June 1, 2021 through June 30, 2021	—	$—	—	399,574

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

First Western Financial, Inc.

August 6, 2021	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

August 6, 2021	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Director, Chief Financial Officer and Treasurer