Form 10-Q
period 2021-09-30
First Western Financial Inc
filed 2021-11-05
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 1, 2021
Common Stock, no par value	8,032,457

FIRST WESTERN FINANCIAL, INC.

September 30, 2021
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2021 and September 30, 2020	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2021 and September 30, 2020	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2021 and September 30, 2020	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and September 30, 2020	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	70

Item 4.	Controls and Procedures	71

PART II. OTHER INFORMATION		71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

SIGNATURES		74

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$2,829	$2,405
Interest-bearing deposits in other financial institutions	307,406	153,584
Total cash and cash equivalents	310,235	155,989

Available-for-sale securities, at fair value	32,233	36,666
Correspondent bank stock, at cost	1,772	2,552
Mortgage loans held for sale	51,309	161,843
Loans, net of allowance of $12,964 and $12,539	1,590,086	1,520,294
Premises and equipment, net	6,344	5,320
Accrued interest receivable	6,306	6,618
Accounts receivable	5,500	4,865
Other receivables	1,553	1,422
Other real estate owned, net	—	194
Goodwill and other intangible assets, net	24,246	24,258
Deferred tax assets, net	5,926	6,056
Company-owned life insurance	15,715	15,449
Other assets	25,047	32,129
Total assets	$2,076,272	$1,973,655

LIABILITIES
Deposits:
Noninterest-bearing	$596,635	$481,457
Interest-bearing	1,185,664	1,138,453
Total deposits	1,782,299	1,619,910
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	58,564	149,563
Subordinated notes	39,010	24,291
Accrued interest payable	357	453
Other liabilities	20,913	24,476
Total liabilities	1,901,143	1,818,693

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 8,002,874 and 7,951,773 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	146,380	144,703
Retained earnings	28,272	9,579
Accumulated other comprehensive income	477	680
Total shareholders’ equity	175,129	154,962
Total liabilities and shareholders’ equity	$2,076,272	$1,973,655

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$15,861	$14,138	$45,360	$37,342
Investment securities	180	173	545	692
Interest-bearing deposits in other financial institutions	105	99	288	358
Total interest and dividend income	16,146	14,410	46,193	38,392

Interest expense:
Deposits	829	1,067	2,669	4,779
Other borrowed funds	471	425	1,402	968
Total interest expense	1,300	1,492	4,071	5,747
Net interest income	14,846	12,918	42,122	32,645
Less: Provision for loan losses	406	1,496	418	3,987
Net interest income, after provision for loan losses	14,440	11,422	41,704	28,658

Non-interest income:
Trust and investment management fees	5,167	4,814	15,023	14,154
Net gain on mortgage loans	4,480	12,304	13,590	24,958
Bank fees	458	340	1,225	929
Risk management and insurance fees	301	483	444	912
Income on company-owned life insurance	89	91	266	273
Other	—	—	60	—
Total non-interest income	10,495	18,032	30,608	41,226
Total income before non-interest expense	24,935	29,454	72,312	69,884

Non-interest expense:
Salaries and employee benefits	10,229	10,212	29,733	25,384
Occupancy and equipment	1,550	1,619	4,402	4,574
Professional services	1,660	1,288	4,309	3,542
Technology and information systems	945	1,032	2,791	2,994
Data processing	912	1,038	3,020	2,922
Marketing	397	395	1,116	1,063
Amortization of other intangible assets	5	4	13	44
Net loss on assets held for sale	—	—	—	553
Provision for other real estate owned	—	100	—	100
Other	771	944	2,235	2,747
Total non-interest expense	16,469	16,632	47,619	43,923
Income before income taxes	8,466	12,822	24,693	25,961
Income tax expense	2,049	3,192	6,000	6,301
Net income available to common shareholders	$6,417	$9,630	$18,693	$19,660
Earnings per common share:
Basic	$0.80	$1.22	$2.35	$2.49
Diluted	$0.78	$1.20	$2.28	$2.47

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$6,417	$9,630	$18,693	$19,660
Other comprehensive income items, net of tax effect:
Net change in unrealized (losses)/gains on available-for-sale securities	(32)	(21)	(203)	987
Comprehensive income	$6,385	$9,609	$18,490	$20,647

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

			Retained	Accumulated
	Shares	Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total
Balance at July 1, 2020	7,939,024	$143,498	$(4,925)	$844	$139,417

Net income	—	—	9,630	—	9,630
Other comprehensive loss, net of tax	—	—	—	(21)	(21)
Settlement of share awards	12,725	(88)	—	—	(88)
Stock-based compensation	—	638	—	—	638
Balance at September 30, 2020	7,951,749	$144,048	$4,705	$823	$149,576

Balance at July 1, 2021	7,994,832	$145,622	$21,855	$509	$167,986

Net income	—	—	6,417	—	6,417
Other comprehensive loss, net of tax	—	—	—	(32)	(32)
Settlement of share awards	4,292	(46)	—	—	(46)
Options exercised	3,750	79	—	—	79
Stock-based compensation	—	725	—	—	725
Balance at September 30, 2021	8,002,874	$146,380	$28,272	$477	$175,129

Balance at January 1, 2020	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	19,660	—	19,660
Other comprehensive income, net of tax	—	—	—	987	987
Settlement of share awards	34,260	(258)	—	—	(258)
Share repurchase	(22,679)	(370)	—	—	(370)
Stock-based compensation	—	1,879	—	—	1,879
Balance at September 30, 2020	7,951,749	$144,048	$4,705	$823	$149,576

Balance at January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	18,693	—	18,693
Other comprehensive loss, net of tax	—	—	—	(203)	(203)
Settlement of share awards	47,351	(452)	—	—	(452)
Options exercised	3,750	79	—	—	79
Stock-based compensation	—	2,050	—	—	2,050
Balance at September 30, 2021	8,002,874	$146,380	$28,272	$477	$175,129

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$18,693	$19,660
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	411	346
Stock dividends received on correspondent bank stock	(60)	(12)
Provision for loan losses	418	3,987
Net gain on mortgage loans	(13,590)	(24,958)
Origination of mortgage loans held for sale	(1,066,612)	(917,524)
Proceeds from mortgage loans	1,195,896	889,208
Depreciation and amortization	877	832
Provision for other real estate owned	—	100
Deferred income tax expense/(benefits), net of valuation allowance	210	(1,699)
Increase in cash surrender value of company-owned life insurance	(266)	(273)
Loss on assets held for sale	—	553
Stock-based compensation	2,050	1,879
Net changes in operating assets and liabilities:
Change in accounts receivable	(21)	492
Change in accrued interest receivable and other assets	(248)	(5,531)
Change in accrued interest payable and other liabilities	(1,311)	3,394
Net cash provided by/(used in) operating activities	136,447	(29,546)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	6,370	20,890
Purchases	(2,250)	(2,000)
Purchases of correspondent bank stock	(1)	(698)
Redemption of correspondent bank stock	841	—
Contributions to low-income housing tax credit investments	(2,087)	—
Loan and note receivable originations and principal collections, net	(69,115)	(388,048)
Purchases of premises and equipment	(1,844)	(708)
Proceeds from sale of premises and equipment	—	10
Proceeds from sale of other real estate owned	194	—
Net cash paid on acquisitions	—	(61,316)
Net cash used in investing activities	(67,892)	(431,870)
Cash flows from financing activities
Net change in deposits	162,389	413,808
Payments to Federal Home Loan Bank borrowings	—	(27,000)
Proceeds from Federal Home Loan Bank borrowings	—	35,000
Payments to Federal Reserve borrowings	(174,673)	(238)
Proceeds from Federal Reserve borrowings	83,674	204,313
Proceeds from subordinated notes, net of issuance costs	14,674	7,881
Proceeds from the exercise of stock options	79	—
Repurchase of common stock	—	(370)
Settlement of restricted stock	(452)	(258)
Net cash provided by financing activities	85,691	633,136
Net change in cash and cash equivalents	154,246	171,720
Cash and cash equivalents, beginning of year	155,989	78,638
Cash and cash equivalents, end of period	$310,235	$250,358
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$4,167	$5,699
Income tax payment, net of refunds received	3,852	6,417
Cash paid for amounts included in the measurement of lease liabilities	3,874	4,267
Supplemental noncash disclosures:
Reclass of held for sale assets, net of liabilities	—	10
Change in unrealized (loss)/gain on available-for-sale securities	(283)	1,305
Lease right-of-use-asset obtained in exchange for lease liabilities	2,262	649

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

The Company provides a fully-integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City) and Wyoming (Jackson Hole and Laramie). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year ending December 31, 2021. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

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

On July 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Teton Financial Services, Inc. (“Teton”), parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. As of June 30, 2021, Teton had assets of $420.7 million, total deposits of $374.6 million, and total loans of $267.9 million. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Teton will be merged with into the Company (the “Merger”), with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the Merger, Rocky Mountain Bank will be merged with and into the Bank, with the Bank surviving the bank merger. During the nine months ended September

30, 2021, the Company has incurred $0.4 million in merger related expenses, which are included in the Professional services line of the Condensed Consolidated Statements of Income.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole and Laramie, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of September 30, 2021 and December 31, 2020, 72.4% and 66.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. There were no performance based incentive fees earned with respect to investment management contracts for the three and nine months ended September 30, 2021. Performance based incentive fees earned with respect to investment management contracts for the year ended December 31, 2020 were immaterial. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020 are considered in scope of Topic 606.

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

The CARES Act created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans since the program was created. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 3 for further discussion on our PPP loans.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of September 30, 2021.  See Note 3 for further discussion on our loan modification program.

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

In February 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings and the allowance for credit losses as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 was set to be effective for most public companies on January 1, 2020. However, at the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for smaller reporting companies ("SRCs") to January 1, 2023.

During the nine months ended September 30, 2021, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current allowance for loan and lease losses ("ALLL") calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge of the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was set to be effective for the Company on January 1, 2021. However, ASU 2019-10 amended the mandatory effective date for ASU 2014-07 to January 1, 2023 for SRC’s, with earlier adoption permitted. The Company expects to early adopt beginning January 1, 2022.

k

NOTE 2 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with unrealized gains and losses recognized in accumulated other comprehensive income as of September 30, 2021 and December 31, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
Corporate bonds	8,117	249	(10)	8,356
GNMA mortgage-backed securities – residential	20,488	351	(28)	20,811
FNMA mortgage-backed securities – residential	1,102	53	—	1,155
Corporate CMO and MBS	1,645	35	(18)	1,662
Total securities available-for-sale	$31,602	$688	$(57)	$32,233

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage-backed securities – residential	23,806	798	—	24,604
FNMA mortgage-backed securities – residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

As of September 30, 2021, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
September 30, 2021	Cost	Value
Due within one year	$—	$—
Due between one year and five years	250	249
Due between five years and ten years	8,117	8,356
Securities (agency, Corporate CMO, and MBS)	23,235	23,628
Total	$31,602	$32,233

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the nine months ended September 30, 2021, the Company did not make any contributions to the SBIC fund.  During the year ended December 31, 2020, the Company invested $0.5 million in SBIC. As of September 30, 2021 and  December 31, 2020, the Company held a balance of $2.1 million with SBIC, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.9 million in future SBIC investments.

As of September 30, 2021 and December 31, 2020, securities with carrying values totaling $2.3 million and $3.7 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

As of both September 30, 2021 and December 31, 2020, there were seven securities in an unrealized loss position, with unrealized losses totaling $0.1 million. Of the securities in an unrealized loss position as of September 30, 2021, one has been in a continuous unrealized loss position for more than twelve months and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2021.

The following table summarizes securities with unrealized losses as of September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$249	$(1)	$—	$—	$249	$(1)
GNMA mortgage-backed securities – residential	7,555	(28)	—	—	7,555	(28)
Corporate bonds	490	(10)	—	—	490	(10)
Corporate CMO and MBS	—	—	556	(18)	556	(18)
Total	$8,294	$(39)	$556	$(18)	$8,850	$(57)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$3,489	$(11)	$—	$—	$3,489	$(11)
Corporate CMO and MBS	880	(40)	566	(13)	1,446	(53)
Total	$4,369	$(51)	$566	$(13)	$4,935	$(64)

The Company did not sell any securities during the three and nine months ended September 30, 2021 or during the year ended December 31, 2020.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	September 30,	December 31,
	2021	2020
Cash, Securities and Other(1)	$293,837	$357,020
Construction and Development	132,141	131,111
1-4 Family Residential	502,439	455,038
Non-Owner Occupied CRE	358,369	281,943
Owner Occupied CRE	167,638	163,042
Commercial and Industrial(2)	148,959	146,031
Total loans held for investment	1,603,383	1,534,185
Deferred fees and unamortized premiums/(unaccreted discounts), net	(333)	(1,352)
Allowance for loan losses	(12,964)	(12,539)
Loans, net	$1,590,086	$1,520,294

______________________________________

(1) Includes PPP loans of $61.9 million and $142.9 million as of September 30, 2021 and December 31, 2020, respectively.

(2) Includes MSLP loans of $6.8 million and $6.6 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, total loans held for investment included $117.4 million and $127.2 million, respectively, of performing loans purchased as part of the Branch Acquisition.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of September 30, 2021, the Cash, Securities, and Other portion of the loan portfolio included $61.9 million of PPP loans, or 21.1% of the total category. As of December 31, 2020, the Cash, Securities, and Other portion of the loan portfolio included $142.9 million of PPP loans, or 40.0% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2021, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.8 million, or 4.6% of the total category. As of December 31, 2020, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.6 million, or 4.5% of the total category.

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

As of September 30, 2021, the deferral period has ended for all loans previously modified and payments have resumed under the original terms. As of September 30, 2021, the Company’s loan portfolio included 72 loans which were previously modified under the loan modification program, totaling $135.0 million.

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

All loans modified in response to COVID-19 are classified as performing as of September 30, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, which we believe may be more impacted by the pandemic, and those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. The portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 4.1% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred (fees) costs, and unamortized premiums/ (unaccreted discounts) which are not material) in loans past due as of September 30, 2021 and December 31, 2020 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
September 30, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$727	$14	$40	$781	$293,056	$293,837
Construction and Development	—	2,522	—	2,522	129,619	132,141
1-4 Family Residential	483	—	83	566	501,873	502,439
Non-Owner Occupied CRE	—	—	—	—	358,369	358,369
Owner Occupied CRE	—	—	—	—	167,638	167,638
Commercial and Industrial	—	—	2,230	2,230	146,729	148,959
Total	$1,210	$2,536	$2,353	$6,099	$1,597,284	$1,603,383

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$752	$—	$48	$800	$356,220	$357,020
Construction and Development	—	—	—	—	131,111	131,111
1-4 Family Residential	1,283	—	—	1,283	453,755	455,038
Non-Owner Occupied CRE	—	—	—	—	281,943	281,943
Owner Occupied CRE	479	—	—	479	162,563	163,042
Commercial and Industrial	271	—	3,529	3,800	142,231	146,031
Total	$2,785	$—	$3,577	$6,362	$1,527,823	$1,534,185

As of September 30, 2021 and December 31, 2020, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	September 30,	December 31,
	2021	2020
Cash, Securities and Other	$41	$50
1-4 Family Residential	83	—
Owner Occupied CRE	1,250	479
Commercial and Industrial	2,984	3,529
Total	$4,358	$4,058

Non-accrual loans classified as TDRs accounted for $2.2 million of the recorded investment as of September 30, 2021 and $3.6 million as of December 31, 2020. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	September 30,	December 31,
	2021	2020
Non-accrual
Cash, Securities, and Other	$9	$48
Commercial and Industrial	2,230	3,529
Total	2,239	3,577
Allowance for loan losses associated with TDR	(1,751)	(1,619)
Net recorded investment	$488	$1,958

As of September 30, 2021 and December 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the nine months ended  September 30, 2021. The Company modified one loan resulting in TDR status during the year ended December 31, 2020. The Borrower was having difficulty making payments in accordance with the original contract terms. The Company restructured the loan including receiving a large paydown and extended the maturity and lowered the interest rate as a result of the Borrower’s financial difficulties. The loan was paid off in full as of December 31, 2020.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following table presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	September 30, 2021			December 31, 2020
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$32	$32	$32	$2	$2	$2
Commercial and Industrial	2,230	2,230	1,751	3,419	3,419	1,619
Total	$2,262	$2,262	$1,783	$3,421	$3,421	$1,621

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$9	$9	$—	$48	$48	$—
1-4 Family Residential	83	83	—	—	—	—
Owner Occupied CRE	1,250	1,250	—	479	479	—
Commercial and Industrial	754	754	—	110	110	—
Total	$2,096	$2,096	$—	$637	$637	$—

Total impaired loans:
Cash, Securities, and Other	$41	$41	$32	$50	$50	$2
1-4 Family Residential	83	83	—	—	—	—
Owner Occupied CRE	1,250	1,250	—	479	479	—
Commercial and Industrial	2,984	2,984	1,751	3,529	3,529	1,619
Total	$4,358	$4,358	$1,783	$4,058	$4,058	$1,621

The recorded investment in loans in the previous tables excludes accrued interest, deferred (fees) costs, and unamortized premiums/ (unaccreted discounts), which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the three months ended September 30, 2021 and 2020 are included in the table below (in thousands):

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$18	$—	$1	$—
Commercial and Industrial	2,635	—	3,427	—
Total	$2,653	$—	$3,428	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$10	$—	$779	$—
Owner Occupied CRE	625	—	—	—
Commercial and Industrial	410	220	6,462	85
1-4 Family Residential	41	—	—	—
Total	$1,086	$220	$7,241	$85

Total impaired loans:
Cash, Securities, and Other	$28	$—	$780	$—
Owner Occupied CRE	625	—	—	—
Commercial and Industrial	3,045	220	9,889	85
1-4 Family Residential	41	—	—	—
Total	$3,739	$220	$10,669	$85

The average balance of impaired loans and interest income recognized on impaired loans during the nine months ended September 30, 2021 and 2020 are included in the table below (in thousands):

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$10	$—	$1	$—
Commercial and Industrial	3,027	21	3,462	—
Total	$3,037	$21	$3,463	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$22	$—	$1,463	$—
Owner Occupied CRE	313	51	—	—
Commercial and Industrial	257	220	6,088	250
1-4 Family Residential	21	—	—	—
Total	$613	$271	$7,551	$250

Total impaired loans:
Cash, Securities, and Other	$32	$—	$1,464	$—
Owner Occupied CRE	313	51	—	—
Commercial and Industrial	3,284	241	9,550	250
1-4 Family Residential	21	—	—	—
Total	$3,650	$292	$11,014	$250

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2021
Beginning balance	$2,039	$871	$3,399	$2,223	$1,225	$2,795	$12,552
(Recovery of)/provision for loan losses	85	48	97	271	(67)	(28)	406
Charge-offs	—	—	—	—	—	—	—
Recoveries	6	—	—	—	—	—	6
Ending balance	$2,130	$919	$3,496	$2,494	$1,158	$2,767	$12,964

Changes in allowance for loan losses for the nine months ended September 30, 2021
Beginning balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Recovery of)/provision for loan losses	(456)	(13)	263	490	(1)	135	418
Charge-offs	—	—	—	—	—	—	—
Recoveries	7	—	—	—	—	—	7
Ending balance	$2,130	$919	$3,496	$2,494	$1,158	$2,767	$12,964

Allowance for loan losses as of September 30, 2021 allocated to loans evaluated for impairment:
Individually	$32	$—	$—	$—	$—	$1,751	$1,783
Collectively	2,098	919	3,496	2,494	1,158	1,016	11,181
Ending balance	$2,130	$919	$3,496	$2,494	$1,158	$2,767	$12,964

Loans as of September 30, 2021, evaluated for impairment:
Individually	$41	$—	$83	$—	$1,250	$2,984	$4,358
Collectively	293,796	132,141	502,356	358,369	166,388	145,975	1,599,025
Ending balance	$293,837	$132,141	$502,439	$358,369	$167,638	$148,959	$1,603,383

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2020
Beginning balance	$2,425	$484	$2,708	$1,483	$760	$2,494	$10,354
Provision for/(recovery of) loan losses	192	249	392	207	309	147	1,496
Charge-offs	(6)	—	—	—	—	—	(6)
Recoveries	1	—	—	—	—	—	1
Ending balance	$2,612	$733	$3,100	$1,690	$1,069	$2,641	$11,845

Changes in allowance for loan losses for the nine months ended September 30, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for/(recovery of) loan losses	1,571	533	250	514	158	961	3,987
Charge-offs	(30)	—	—	—	—	—	(30)
Recoveries	13	—	—	—	—	—	13
Ending balance	$2,612	$733	$3,100	$1,690	$1,069	$2,641	$11,845

Allowance for loan losses as of December 31, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,619	$1,621
Collectively	2,577	932	3,233	2,004	1,159	1,013	10,918
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Loans as of December 31, 2020, evaluated for impairment:
Individually	$50	$—	$—	$—	$479	$3,529	$4,058
Collectively	356,970	131,111	455,038	281,943	162,563	142,502	1,530,127
Ending balance	$357,020	$131,111	$455,038	$281,943	$163,042	$146,031	$1,534,185

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of September 30, 2021 and December 31, 2020 (in thousands):

		Special
September 30, 2021	Pass	Mention	Substandard	Total
Cash, Securities and Other	$293,796	$—	$41	$293,837
Construction and Development	129,618	2,523	—	132,141
1-4 Family Residential	502,356	—	83	502,439
Non-Owner Occupied CRE	352,429	5,940	—	358,369
Owner Occupied CRE	165,690	—	1,948	167,638
Commercial and Industrial	144,093	—	4,866	148,959
Total	$1,587,982	$8,463	$6,938	$1,603,383

		Special
December 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020
Construction and Development	131,111	—	—	131,111
1-4 Family Residential	451,918	—	3,120	455,038
Non-Owner Occupied CRE	275,627	6,316	—	281,943
Owner Occupied CRE	161,850	—	1,192	163,042
Commercial and Industrial	140,432	—	5,599	146,031
Total	$1,517,908	$6,316	$9,961	$1,534,185

The Company had no loans graded doubtful as of September 30, 2021 and December 31, 2020.

NOTE 4 - GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Beginning balance	$24,191	$19,686
Acquisition activity	—	4,505
Ending balance	$24,191	$24,191

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

As of September 30, 2021 and December 31, 2020, the Company's reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

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

		September 30,	December 31,
		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$11,450	$11,341

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$14,608	$13,970

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

	September 30,		December 31,
	2021		2020
Weighted-Average Remaining Lease Term
Operating leases	5.42	years	4.79	years

Weighted-Average Discount Rate
Operating leases	2.69%		3.04%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease Costs
Operating lease cost	$781	$786	$2,264	$2,401
Variable lease cost	488	557	1,316	1,516
Sublease income	—	(33)	—	(232)
Lease costs, net	$1,269	$1,310	$3,580	$3,685

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of September 30, 2021(in thousands):

Year Ending December 31,	Operating Leases
2021(1)	$850
2022	3,450
2023	3,210
2024	3,064
2025	2,073
Thereafter	2,871
Total future minimum lease payments	15,518
Less: imputed interest	(910)
Present value of net future minimum lease payments	$14,608

________________________________________

(1) Amount represents the remaining three months of year.

NOTE 6 - DEPOSITS

The following presents the Company’s interest-bearing deposits as of the dates noted (in thousands):

	September 30,	December 31,
	2021	2020
Money market deposit accounts	$905,196	$847,430
Time deposits	137,015	172,682
Negotiable order of withdrawal accounts	137,833	113,052
Savings accounts	5,620	5,289
Total interest-bearing deposits	$1,185,664	$1,138,453
Aggregate time deposits of $250,000 or greater	$64,902	$73,401

Deposits acquired through acquisitions during the year ended 2020 totaled $63.1 million.

Overdraft balances classified as loans totaled $0.1 million as of September 30, 2021 and December 31, 2020.

The following presents the scheduled maturities of all time deposits for the next five years ending September 30 (in thousands):

Year Ending December 31,	Time Deposits
2021(1)	$39,977
2022	63,709
2023	24,819
2024	2,635
2025	1,541
Thereafter	4,334
Total	$137,015

________________________________________

(1) Amount represents the remaining three months of year.

NOTE 7 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of

September 30, 2021 and December 31, 2020 amounted to $767.8 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $504.7 million as of September 30, 2021. Each advance is payable at its maturity date.

The Company had the following required maturities on FHLB borrowings as of the dates noted (in thousands):

		September 30,	December 31,
Maturity Date	Rate %	2021	2020
April 22, 2022	0.37	$5,000	$5,000
May 5, 2023	0.76	10,000	10,000
Total		$15,000	$15,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of September 30, 2021 and December 31, 2020, the Company utilized $43.6 million and $134.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

On October 28, 2020, the Company entered into a Business Loan Agreement and associated Promissory Note (the "Note"), dated June 30, 2020, with a correspondent lending partner. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration ("IBA") LIBOR plus 2.5%. As of December 31, 2020, there were no amounts outstanding and the borrowing capacity associated with this facility was $5.0 million. The Business Loan Agreement expired on June 30, 2021, in accordance with its terms, and was not renewed.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the "Notes") totaling $15.0 million in aggregate principal amount. The issuance included $0.3 million of issuance costs resulting in a net balance of $14.7 million as of September 30, 2021 included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies (see Note 16 – Regulatory Capital Matters). As of September 30, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$73,975	$418,045	$78,506	$360,883
Standby letters of credit	3,540	20,940	1,933	17,524
Commitments to make loans to sell	113,746	—	370,512	—
Commitments to make loans	40,804	15,236	24,225	25,316

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

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase

Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares under the 2020 Repurchase Plan.

During the the nine months ended September 30, 2021 and 2020, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five-years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. During the the nine months ended September 30, 2020, the Company recognized compensation expense of $0.1 million, representing 14,114 shares, related to the performance-based awards. The performance based awards fully vested in the second quarter of 2020.

As of September 30, 2021, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. The Company recognized compensation expense of $0.1 million for the three months ended September 30, 2021 and 2020, for the Restricted Stock Awards. During the the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $0.2 million and $0.3 million, respectively, for the Restricted Stock Awards. As of September 30, 2021, the Company has $0.3 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of one year. During the nine months ended September 30, 2021, 10,526 shares of the Restricted Stock Awards vested. During the nine months ended September 30, 2020, 10,527 of the Restricted Stock Awards and 30,088 shares of the Performance based Restricted Stock Awards vested.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of September 30, 2021, there were a total of 398,934 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2021 and 2020.

During the three months ended September 30, 2021 and 2020, the Company recognized an immaterial amount and $0.1 million, respectively, of stock based compensation expense associated with stock options. During the nine months ended September 30, 2021 and 2020, the Company recognized an immaterial amount and $0.2 million, respectively, of stock based compensation expense associated with stock options. As of September 30, 2021, the Company has an immaterial amount of unrecognized stock-based compensation expense related to stock options which are unvested. That cost is expected to be recognized over a weighted-average period of less than one year.

The following summarizes activity for nonqualified stock options for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	419,197	$29.02
Granted	—	—
Exercised	(3,750)	21.00
Forfeited or expired	(36,050)	35.91
Outstanding as of September 30, 2021	379,397	28.44	1.9	(1)
Options fully vested / exercisable as of September 30, 2021	375,827	28.46	1.8	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested / exercisable had immaterial aggregate intrinsic values.

As of September 30, 2021, there were 375,827 options that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten-years from the original grant date and expire on various dates between 2022 and 2026.

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

The following summarizes the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units for the nine months ended September 30, 2021:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2020	285,052	152,430	14,862
Granted	59,194	41,743	—
Vested	(66,453)	—	—
Forfeited	(14,307)	(10,149)	(1,116)
Outstanding as of September 30, 2021	263,486	184,024	13,746

During the three months ended September 30, 2021, the Company issued 4,292 shares of common stock upon the settlement of Restricted Stock Units. The remaining 1,733 shares were surrendered with a combined market value at the dates of settlement of an immaterial amount to cover employee withholding taxes. During the nine months ended September 30, 2021, the Company issued 47,351 shares of common stock upon the settlement of Restricted Stock Units. The remaining 19,102 shares were surrendered with a combined market value at the dates of settlement of $0.5 million to cover employee withholding taxes. During the nine months ended September 30, 2020, the Company issued 34,260 shares of common stock upon the settlement of Restricted Stock Units. The remaining 19,852 shares were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 59,194 Time Vesting Units with a five-year service period during the the nine months ended September 30, 2021, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended September 30, 2021 and 2020, the Company recognized compensation expense of $0.4 million and $0.4 million, respectively, for the Time Vesting Units. During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $1.2 million and $1.0 million, respectively, for the Time Vesting Units. As of September 30, 2021, there was $3.9 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.8 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of September 30, 2021 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
Prior to May 1, 2019	50% on half; 100% on other half	9,198	$18	0.3 years	December 31, 2019	December 31, 2021
May 1, 2019 through April 30, 2020	150%	80,255	372	2.3 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	81,516	474	3.3 years	December 31, 2022	December 31, 2023
On November 18, 2020	150%	34,752	346	3.1 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	150%	61,118	970	4.3 years	December 31, 2023	December 31, 2025

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the nine months ended September 30 of the years noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
Grant Period	2021	2020	2021	2020
Prior to May 1, 2019	—	—	$23	$49
May 1, 2019 through April 30, 2020	—	1,866	154	246
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	58,993	153	97
On November 18, 2020		—	94	—
May 3, 2021 through August 11, 2021	41,743	—	140	—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and nine months ended September 30, 2021 and 2020, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of September 30, 2021, there was $0.4 million of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of less than one year.

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

NOTE 10 - EARNINGS PER COMMON SHARE

The table below presents the calculation of basic and diluted earnings per common share for the periods indicated (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$6,417	$9,630	$18,693	$19,660

Denominator:
Basic weighted average shares	7,979,869	7,911,871	7,959,268	7,888,675
Earnings per common share - basic	$0.80	$1.22	$2.35	$2.49

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$6,417	$9,630	$18,693	$19,660

Denominator:
Basic weighted average shares	7,979,869	7,911,871	7,959,268	7,888,675
Diluted effect of common stock equivalents:
Stock options	35,428	—	25,400	—
Time Vesting Units	144,479	85,897	126,231	44,310
Financial Performance Units	73,135	7,786	64,542	16,176
Market Performance Units	13,442	13,453	13,825	13,347
Total diluted effect of common stock equivalents	266,484	107,136	229,998	73,833
Diluted weighted average shares	8,246,353	8,019,007	8,189,266	7,962,508
Earnings per common share - diluted	$0.78	$1.20	$2.28	$2.47

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The table below presents potentially dilutive securities excluded from the diluted earnings per share calculation for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	139,639	419,197	186,462	419,197
Time Vesting Units	—	82,600	1,327	87,304
Financial Performance Units	40,745	116,051	30,216	70,769
Restricted Stock Awards	10,527	21,054	10,527	41,517
Total potentially dilutive securities	190,911	638,902	228,532	618,787

NOTE 11 - INCOME TAXES

During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $2.0 million and $6.0 million, respectively, reflecting an effective tax rate of 24.2% and 24.3%, respectively. During the three and nine months ended September 30, 2020, the Company recorded an income tax provision of $3.2 million and $6.3 million, respectively, reflecting an effective tax rate of 24.9% and 24.3%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers and their affiliates. As of September 30, 2021 and December 31, 2020, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	September 30, 2021	December 31, 2020
Balance, beginning of year	$14,321	$5,675
Funded loans	6,172	17,348
Payments collected	(7,381)	(8,702)
Balance, end of period	$13,112	$14,321

Deposits from related parties held by the Bank as of September 30, 2021 and December 31, 2020 totaled $39.9 million and $26.2 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the nine months ended September 30, 2021 and 2020, the Company incurred $0.2 million and $0.1 million, respectively, of expenses related to these leases.

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

Guarantee Asset and Liability:  The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value, which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates ("CPR") and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.

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

The following presents assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$249	$—	$—	$249
Corporate bonds	—	8,356	—	8,356
GNMA mortgage-backed securities - residential	—	20,811	—	20,811
FNMA mortgage-backed securities - residential	—	1,155	—	1,155
Corporate CMO and MBS	—	1,662	—	1,662
Total securities available-for-sale	$249	$31,984	$—	$32,233
Equity securities	$716	$—	$—	$716
Guarantee asset	$—	$—	$231	$231
IRLC, net	$—	$—	$2,185	$2,185
Forward commitments and FSC	$—	$498	$(17)	$481
Mortgage loans held for sale	$—	$51,309	$—	$51,309

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
Corporate bonds	—	6,044	—	6,044
GNMA mortgage-backed securities - residential	—	24,604	—	24,604
FNMA mortgage-backed securities - residential	—	1,677	—	1,677
Corporate CMO and MBS	—	4,087	—	4,087
Total securities available-for-sale	$254	$36,412	$—	$36,666
Equity securities	$730	$—	$—	$730
Guarantee asset	$—	$—	$232	$232
IRLC, net	$—	$—	$9,841	$9,841
Forward commitments and FSC	$—	$(2,534)	$(89)	$(2,623)
Mortgage loans held for sale	$—	$161,843	$—	$161,843

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis (in thousands):

Three Months Ended September 30, 2021	Guarantee Asset	IRLC	FSC
Beginning balance	$196	$2,809	$—
Acquisitions	—	6,617	(17)
Originations	—	(7,705)	—
Gains (losses) in net income, net	35	464	—
Ending balance	$231	$2,185	$(17)

Three Months Ended September 30, 2020	Guarantee Asset	IRLC	FSC
Beginning balance	$222	$7,566	$(84)
Acquisitions	—	9,546	(89)
Originations	—	(6,466)	—
Gains (losses) in net income, net	23	1,065	84
Ending balance	$245	$11,711	$(89)

Nine Months Ended September 30, 2021	Guarantee Asset	IRLC	FSC
Beginning balance	$232	$9,841	$(89)
Acquisitions	—	15,123	(190)
Originations	2	(20,702)	—
Gains (losses) in net income, net	(3)	(2,077)	262
Ending balance	$231	$2,185	$(17)

Nine Months Ended September 30, 2020	Guarantee Asset	IRLC	FSC
Beginning balance	$—	$1,184	$—
Acquisitions	—	26,264	(189)
Originations	—	(17,449)	—
Sales	245	—	—
Gains (losses) in net income, net	—	1,712	100
Ending balance	$245	$11,711	$(89)

U.S. Treasury debt is reported at fair value utilizing Level 1 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of September 30, 2021 and December 31, 2020, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of September 30, 2021, equity securities, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item and the FSC have been recorded at fair value within the Other liabilities line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

The following presents quantitative information about Level 3 assets measured on a recurring basis as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$231	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 19% (19%)

IRLC, net	2,185	Best execution model	Pull through	72% to 100% (90%)

FSC	(17)	Internal pricing model	Market Differential	-84bps to -50bps (-75bps)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Guarantee asset	$232	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

IRLC, net	9,841	Best execution model	Pull through	55% to 100% (86%)

FSC	(89)	Internal pricing model	Market Differential	-59bps to -17bps (-31bps)

The following presents assets measured on a nonrecurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$479	$479

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$194	$194

Impaired loans(1):
Commercial and Industrial	$—	$—	$1,800	$1,800

______________________________________

(1) Four immaterial Cash, Securities and Other loans were fully reserved for using a specific allowance as of September 30, 2021 and one immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of September 30, 2021, the Company did not own any OREO properties. As of December 31, 2020, OREO had a carrying amount of $0.2 million, which is the cost basis of $2.1 million net of a valuation allowance of $1.9 million.

As of September 30, 2021, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $2.3 million with valuation allowances of $1.8 million and were classified as Level 3. As of December 31, 2020, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.6 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.8 million and $1.6 million as of September 30, 2021 and December 31, 2020. The Company did not have any charge offs during the nine months ended September 30, 2021 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2020 from the specific reserve.

The following presents quantitative information about the significant unobservable inputs used in the fair value measurement of nonrecurring assets categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Impaired loans(1):
Commercial and Industrial	$479	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Other real estate owned:
Commercial properties	$194	Sales contract	Commission, cost to sell, closing costs	5% (5%)

Impaired loans(1):
Commercial and Industrial	1,800	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 35% (26%)

______________________________________

(1) Four immaterial Cash, Securities and Other loans were fully reserved for using a specific allowance as of September 30, 2021 and one immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2020.

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$310,235	$310,235	$—	$—
Loans, net	1,590,086	—	—	1,577,103
Accrued interest receivable	6,306	—	20	6,286
Liabilities:
Deposits	1,782,299	—	1,783,610	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,056	—
Federal Reserve borrowings – fixed rate	43,564	—	43,564	—
Subordinated notes – fixed-to-floating rate	39,010	—	—	40,313
Accrued interest payable	357	—	173	184

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,989	$155,989	$—	$—
Loans, net	1,520,294	—	—	1,512,699
Accrued interest receivable	6,618	—	90	6,528
Liabilities:
Deposits	1,619,910	—	1,621,648	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,099	—
Federal Reserve borrowings – fixed rate	134,563	—	134,563	—
Subordinated notes – fixed-to-floating rate	24,291	—	—	25,750
Accrued interest payable	453	—	124	329

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

The tables below present the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or for the three and nine months ended September 30, 2021 and 2020 (in thousands):

As of and for the three months ended September 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$16,146	$—	$16,146
Total interest expense	1,300	—	1,300
Provision for loan losses	406	—	406
Net interest income, after provision for loan losses	14,440	—	14,440
Non-interest income	5,998	4,497	10,495
Total income before non-interest expense	20,438	4,497	24,935
Depreciation and amortization expense	272	13	285
All other non-interest expense	13,967	2,217	16,184
Income before income taxes	$6,199	$2,267	$8,466

Goodwill	$24,191	$—	$24,191
Total assets	2,020,896	55,376	2,076,272

As of and for the three months ended September 30, 2020	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$14,410	$—	$14,410
Total interest expense	1,492	—	1,492
Provision for loan losses	1,496	—	1,496
Net interest income, after provision for loan losses	11,422	—	11,422
Non-interest income	5,709	12,323	18,032
Total income before non-interest expense	17,131	12,323	29,454
Depreciation and amortization expense	260	14	274
All other non-interest expense	14,291	2,067	16,358
Income before income taxes	$2,580	$10,242	$12,822

Goodwill	$24,191	$—	$24,191
Assets held for sale	3,000	—	3,000
Total assets	1,867,748	105,149	1,972,897

As of and for the nine months ended September 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$46,193	$—	$46,193
Total interest expense	4,071	—	4,071
Provision for loan losses	418	—	418
Net interest income, after provision for loan losses	41,704	—	41,704
Non-interest income	16,987	13,621	30,608
Total income before non-interest expense	58,691	13,621	72,312
Depreciation and amortization expense	792	40	832
All other non-interest expense	38,800	7,987	46,787
Income before income taxes	$19,099	$5,594	$24,693

Goodwill	$24,191	$—	$24,191
Total assets	2,020,896	55,376	2,076,272

As of and for the nine months ended September 30, 2020	Wealth Management		Mortgage	Consolidated
Income Statement
Total interest income	$38,392		$—	$38,392
Total interest expense	5,747		—	5,747
Provision for loan losses	3,987		—	3,987
Net interest income, after provision for loan losses	28,658		—	28,658
Non-interest income	16,202		25,024	41,226
Total income before non-interest expense	44,860		25,024	69,884
Depreciation and amortization expense	770		56	826
All other non-interest expense	37,391	(1)	5,706	43,097
Income before income taxes	$6,699		$19,262	$25,961

Goodwill	$24,191		$—	$24,191
Assets held for sale	3,000		—	3,000
Total assets	1,867,748		105,149	1,972,897

______________________________________

(1) Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty.

NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of September 30, 2021 and December 31, 2020, the balance of the investment for LIHTC was $2.8 million and $1.1 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. Total unfunded commitments related to the investment in the LIHTC total $0.2 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments during the year ending 2021.

The Company uses the proportional amortization method to account for this investment. During the three and nine months ended September 30, 2021, the Company recognized amortization expense of $0.1 million and $0.3 million, respectively, which was included within the Income tax expense line item of the Condensed Consolidated Statements of Income. The Company did not recognize any related amortization expense during the three and nine months ended September 30, 2020.

Additionally, during the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.3 million of tax credits and other benefits from this investment in the LIHTC. The Company did not recognize any related tax credits or other benefits during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2021 and 2020, the Company did not incur any impairment losses.

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, First Western and the Bank meet all capital adequacy requirements to which they are subject to.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of September 30, 2021, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of September 30, 2021 and December 31, 2020, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2021, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of September 30, 2021 and December 31, 2020.

The following presents the actual and required capital amounts and ratios as of September 30, 2021 and December 31, 2020 (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$156,136	11.02%	$85,019	6.0%	$113,359	8.0%
Consolidated	151,950	10.66	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	156,136	11.02	63,764	4.5	92,104	6.5
Consolidated	151,950	10.66	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	169,435	11.96	113,359	8.0	141,699	10.0
Consolidated	204,809	14.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	156,136	8.11	77,047	4.0	96,308	5.0
Consolidated	151,950	7.86	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%	$78,660	6.0%	$104,880	8.0%
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	133,963	10.22	58,995	4.5	85,215	6.5
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	146,853	11.20	104,880	8.0	131,100	10.0
Consolidated	168,957	12.80	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	133,963	7.62	70,301	4.0	87,877	5.0
Consolidated	131,507	7.45	N/A	N/A	N/A	N/A

______________________________________

(1) Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2021 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2021. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 12, 2021 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We target entrepreneurs, professionals, and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations, which we refer to as the "Western wealth management client." We believe that the Western wealth management client shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming, and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners, and portfolio managers, under the leadership of a local chairman and/or president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, marketing, technology support, human capital, and accounting/finance services, which we refer to as support centers.

From 2004, when we opened our first profit center, until September 30, 2021, we have expanded our footprint into twelve full service profit centers, two loan production offices, and two trust offices located across four states. As of and for the nine months ended September 30, 2021, we had $2.08 billion in total assets, $72.3 million in total revenues, and provided fiduciary and advisory services on $6.91 billion of assets under management ("AUM").

Response to COVID-19

The spread of COVID-19 has caused significant disruptions in the U.S. economy since it was declared a pandemic in March of 2020 by the World Health Organization. Disruptions include temporary closures of many businesses that have led to a loss of revenues and a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, related emergency response legislation, and an expectation that Federal Reserve policy will maintain a low interest rate environment for the foreseeable future. The changes have impacted our clients and their industries, as well as the financial services industry. At this time, we cannot predict the impact or how long the economy or our impacted clients will be disrupted.

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

A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and participated in all rounds of the program. As of September 30, 2021, we held 240 PPP loans for a total of $61.9 million with an average loan size of $0.3 million. As of September 30, 2021, the Company had submitted loans with original loan amounts of $241.5 million to the SBA for forgiveness and had received forgiveness on 988 loans totaling $214.8 million.

The last round of program funds were depleted in early May 2021. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company.  Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in early second quarter of 2021.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. The Company had seventy-two loans across multiple industries in the amount of $135.0 million of loans that participated in the Company’s COVID loan modification program. All loans in the loan modification program were performing according to Bank policy as of September 30, 2021.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2021, the Company had six loans with a balance held by the Bank of $6.8 million.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of September 30, 2021, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations

Overview

The three months ended September 30, 2021 compared with the three months ended September 30, 2020. We reported net income available to common shareholders of $6.4 million for the three months ended September 30, 2021, compared to $9.6 million of net income available to common shareholders for the three months ended September 30, 2020, a $3.2 million, or 33.4%, decrease. For the three months ended September 30, 2021, our income before income tax was $8.5 million, a $4.4 million, or 34.0%, decrease from the three months ended September 30, 2020. The decrease was primarily driven by a $7.8 million decrease in net gain on mortgage loans, partially offset by a $3.0 million increase in net interest income, after provision for loan losses. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in net interest income, after provision for loan losses was primarily driven by a $1.7 million increase in interest income from loans and a $1.1 million decrease in provision for loan losses.  Interest income increased as a result of a $97.0 million increase in total gross loans.  Provison for loan losses decreased year over year due to additional provision recorded in the three months ended September 30, 2020 due to additional variability surrounding the COVID-19 loan modifications and increased economic uncertainty.

The nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. We reported net income available to common shareholders of $18.7 million for the nine months ended September 30, 2021, compared to $19.7 million of net income available to common shareholders for the nine months ended September 30, 2020, a $1.0 million, or 4.9%, decrease. For the nine months ended September 30, 2021, our income before income tax was $24.7 million, a $1.3 million, or 4.9%, decrease from the nine months ended September 30, 2020. The decrease was primarily driven by an $11.4 million decrease in net gain on mortgage loans and a $3.7 million increase in non-interest expense, partially offset by a $13.0 million increase in net interest income, after provision for loan losses. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in non-interest expense was primarily driven by a $2.1 million decrease in deferred compensation, and a $2.4 million increase in personnel expense to support the growth in the balance sheet, and added personnel from the Branch Acquisition. The increase in net interest income was due to an increase in average loan balances and a reduction in our average cost of funds.

Net Interest Income

The three months ended September 30, 2021 compared with the three months ended September 30, 2020. For the three months ended September 30, 2021, net interest income, before the provision for loan losses, was $14.8 million, an increase of $1.9 million, or 14.9%, compared to the three months ended September 30, 2020. The increase in net interest income was driven by a $129.9 million increase in average loans outstanding, a 11 basis point increase in the average yield on loans, and a 7 basis point decrease in the average cost of funds, partially offset by a $115.1 million increase in average interest bearing deposit balances. Net interest margin increased 7 basis points to 3.14% in the third quarter of 2021 from 3.07% reported in the third quarter of 2020. The increase in net interest margin was primarily a result of a 11 basis point increase in average yield on loans and a 7 basis point decrease in the average cost of funds.

The nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.  For the nine months ended September 30, 2021, net interest income, before the provision for loan losses, was $42.1 million, an increase of $9.5 million, or 29.0%, compared to the nine months ended September 30, 2020.  The increase in net interest income was driven by a $323.9 million increase in average loans outstanding and a 26 basis point decrease in the average cost of funds, partially offset by a $227.4 million increase in average interest bearing deposit balances.  Net interest margin decreased 8 basis points to 3.02%, in the nine months ended September 30, 2021, from the 3.10% reported in the nine months ended September 30, 2020. The decrease in net interest margin was primarily a result of a 14 basis point decrease in average loan yield and a more liquid balance sheet mix.

The increase in average loans outstanding for the three months ended September 30, 2021 compared to the same period in 2020 was due to organic growth, offset partially by forgiveness activity on PPP loans. The increase in average loans outstanding for the nine months ended September 30, 2021 compared to the same period in 2020 was due to organic growth and the Branch Acquisition. The net interest income related to PPP loans increased $0.4 million and $2.1 million for the three and nine months ended September 30, 2021. Average loan yields were 3.98% and 3.84% for the three and nine months ended September 30, 2021, compared to 3.87% and 3.98% for the three and nine months ended September 30, 2020. The increase in loan yields during the three-month period was primarily driven by an increase in PPP net origination fees.  The decrease in loan yields during the nine-month period was primarily driven by a lower interest rate environment, offset partially by an increase in PPP net origination fees.

Interest income on our available-for-sale securities portfolio increased as a result of a 76 basis point increase in average yield for the three months ended September 30, 2021 compared to the same period in 2020. For the nine months ended September 30, 2021, compared to the same period  in 2020, interest income decreased as a result of lower average balances.  Our average yield on available-for-sale securities during the three and nine months ended September 30, 2021 was 2.47% and 2.49%, a 76 and 57 basis point increase, compared to the same period in 2020. The impact of the reduction in average balances was partially offset by a higher average yield on the securities portfolio.

Interest expense on deposits decreased during the three and nine months ended September 30, 2021 compared to the same period in 2020. The decrease was driven primarily by a 10 and 29 basis point decline in cost of deposits for the three and nine months ended September 30, 2021 compared to the same period in 2020. The decrease in cost of deposits was driven by a reduction in deposit rates consistent with the lower interest rate environment as well as the intentional reduction in higher rate non-relationship deposit balances. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $115.1 million and $227.4 million, for the three and nine months ended September 30, 2021, compared to the same period in 2020.

The following tables present an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and for the Three Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$266,614	$105	0.16%	$178,756	$99	0.22%
Available-for-sale securities(2)	29,130	180	2.47	40,528	173	1.71
Loans(3)	1,592,800	15,861	3.98	1,462,872	14,138	3.87
Interest-earning assets(4)	1,888,544	16,146	3.42	1,682,156	14,410	3.43
Mortgage loans held for sale(5)	54,717	406	2.97	94,714	643	2.72
Total interest-earning assets, plus mortgage loans held for sale	1,943,261	16,552	3.41	1,776,870	15,053	3.39
Allowance for loan losses	(12,740)			(10,965)
Noninterest-earning assets	92,901			101,874
Total assets	$2,023,422			$1,867,779
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,160,433	829	0.29	$1,045,321	1,067	0.41
FHLB and Federal Reserve borrowings	81,307	82	0.40	222,225	204	0.37
Subordinated notes	29,236	389	5.32	14,445	221	6.12
Total interest-bearing liabilities	1,270,976	1,300	0.41	1,281,991	1,492	0.47
Noninterest-bearing liabilities:
Noninterest-bearing deposits	562,569			417,502
Other liabilities	17,359			22,564
Total noninterest-bearing liabilities	579,928			440,066
Total shareholders’ equity	172,518			145,722
Total liabilities and shareholders’ equity	$2,023,422			$1,867,779
Net interest rate spread(6)			3.01			2.96
Net interest income(7)		$14,846			$12,918
Net interest margin(8)			3.14%			3.07%

	As of and For the Nine Months Ended September 30,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$257,796	$288	0.15%	$108,010	$358	0.44%
Available-for-sale securities(2)	29,180	545	2.49	48,117	692	1.92
Loans(3)	1,573,919	45,360	3.84	1,250,052	37,342	3.98
Interest-earning assets(4)	1,860,895	46,193	3.31	1,406,179	38,392	3.64
Mortgage loans held for sale(5)	105,345	2,183	2.76	67,010	1,519	3.02
Total interest-earning assets, plus mortgage loans held for sale	1,966,240	48,376	3.28	1,473,189	39,911	3.61
Allowance for loan losses	(12,608)			(9,230)
Noninterest-earning assets	95,612			91,924
Total assets	$2,049,244			$1,555,883
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,163,050	2,669	0.31	$935,689	4,779	0.68
FHLB and Federal Reserve borrowings	122,395	331	0.36	99,379	384	0.52
Subordinated notes	25,934	1,071	5.51	12,256	584	6.35
Total interest-bearing liabilities	1,311,379	4,071	0.41	1,047,324	5,747	0.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	553,314			350,475
Other liabilities	18,342			20,426
Total noninterest-bearing liabilities	571,656			370,901
Shareholders’ equity	166,209			137,658
Total liabilities and shareholders’ equity	$2,049,244			$1,555,883
Net interest rate spread(6)			2.90			2.91
Net interest income(7)		$42,122			$32,645
Net interest margin(8)			3.02%			3.10%

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

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Compared to 2020			Compared to 2020
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$35	$(29)	$6	$167	$(237)	$(70)
Available-for-sale securities	(70)	77	7	(354)	207	(147)
Loans	1,294	429	1,723	9,334	(1,316)	8,018
Total increase (decrease) in interest income	$1,259	$477	$1,736	$9,147	$(1,346)	$7,801
Interest-bearing liabilities:
Interest-bearing deposits	82	(320)	(238)	522	(2,632)	(2,110)
FHLB and Federal Reserve borrowings	(142)	20	(122)	62	(115)	(53)
Subordinated notes	197	(29)	168	565	(78)	487
Total increase (decrease) in interest expense	$137	$(329)	$(192)	$1,149	$(2,825)	$(1,676)
Increase in net interest income	$1,122	$806	$1,928	$7,998	$1,479	$9,477

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the nine months ended September 30, 2021, we recorded a $0.4 million provision for credit losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment.  Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Income

The three months ended September 30, 2021 compared with the three months ended September 30, 2020. For the three months ended September 30, 2021 compared with the three months ended September 30, 2020, non-interest income decreased $7.5 million, or 41.8%, to $10.5 million. The decrease in non-interest income during the three months ended September 30, 2021 was primarily a result of a $7.8 million decrease in net gain on mortgage loans, compared to the same period in 2020.

The nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. For the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020, non-interest income decreased $10.6 million, or 25.8%, to $30.6 million. The decrease in non-interest income during the nine months ended September 30, 2021 was primarily a result of a $11.4 million decrease in net gain on mortgage loans, compared to the same period in 2020.

The tables below present the significant categories of our non-interest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$5,167	$4,814	$353	7.3%
Net gain on mortgage loans	4,480	12,304	(7,824)	(63.6)
Bank fees	458	340	118	34.7
Risk management and insurance fees	301	483	(182)	(37.7)
Income on company-owned life insurance	89	91	(2)	(2.2)
Total non-interest income	$10,495	$18,032	$(7,537)	(41.8)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$15,023	$14,154	$869	6.1%
Net gain on mortgage loans	13,590	24,958	(11,368)	(45.5)
Bank fees	1,225	929	296	31.9
Risk management and insurance fees	444	912	(468)	(51.3)
Income on company-owned life insurance	266	273	(7)	(2.6)
Other	60	—	60	*
Total non-interest income	$30,608	$41,226	$(10,618)	(25.8)%

________________________________________

* Not meaningful

Trust and investment management fees—For the three months ended September 30, 2021 compared to the same period in 2020, our trust and investment management fees increased $0.4 million, or 7.3%. For the nine months ended September 30, 2021 compared to the same period in 2020, our trust and investment management fees increased $0.9 million, or 6.1%. The increase is driven by asset growth, partially offset by a reduction in trust and investment management fees generated by the LA Fixed Income team that was sold in November 2020.

Net gain on mortgage loans—For the three months ended September 30, 2021 compared to the same period in 2020, our net gain on mortgage loans decreased by $7.8 million, or 63.6%, to $4.5 million. For the nine months ended September 30, 2021 compared to the same period in 2020, our net gain on mortgage loans decreased by $11.4 million, or 45.5%, to $13.6 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new interest rate locks with customers associated with the decrease in refinance activity.

Bank fees— For the three months ended September 30, 2021 compared to the same period in 2020, our bank fees increased by $0.1 million or 34.7%. For the nine months ended September 30, 2021 compared to the same period in 2020, our bank fees increased $0.3 million, or 31.9%. The increase during the three month period was primarily driven by an increase in loan pre-payment penalty fees. The increase during the nine month period was primarily driven by servicing fees related to participation in the Main Street Lending Program.

Non-Interest Expense

The three months ended September 30, 2021 compared with the three months ended September 30, 2020. The decrease in non-interest expense of 1.0% to $16.5 million for the three months ended September 30, 2021, was primarily due to lower data processing, provision for other real estate owned, and other expenses, partially offset by an increase in professional services expense.

The nine months ended September 30, 2021 compared with the nine months ended September 30, 2020. The increase in non-interest expense of 8.4% to $47.6 million for the nine months ended September 30, 2021, was primarily due to higher salaries and employee benefits, and professional services expenses, offset partially by a reduction in net loss on assets held for sale and other non-interest expense.

The tables below present the significant categories of our non-interest expense for the periods noted:

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$10,229	$10,212	$17	0.2%
Occupancy and equipment	1,550	1,619	(69)	(4.3)
Professional services	1,660	1,288	372	28.9
Technology and information systems	945	1,032	(87)	(8.4)
Data processing	912	1,038	(126)	(12.1)
Marketing	397	395	2	0.5
Amortization of other intangible assets	5	4	1	25.0
Provision on other real estate owned	—	100	(100)	*
Other	771	944	(173)	(18.3)
Total non-interest expense	$16,469	$16,632	$(163)	(1.0)%

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$29,733	$25,384	$4,349	17.1%
Occupancy and equipment	4,402	4,574	(172)	(3.8)
Professional services	4,309	3,542	767	21.7
Technology and information systems	2,791	2,994	(203)	(6.8)
Data processing	3,020	2,922	98	3.4
Marketing	1,116	1,063	53	5.0
Amortization of other intangible assets	13	44	(31)	(70.5)
Net loss on assets held for sale	—	553	(553)	*
Provision on other real estate owned	—	100	(100)	*
Other	2,235	2,747	(512)	(18.6)
Total non-interest expense	$47,619	$43,923	$3,696	8.4%

________________________________________

* Not meaningful

Salaries and employee benefits—Salaries and employee benefits increased an immaterial amount, or 0.2%, and $4.3 million, or 17.1%, for the three and nine months ended September 30, 2021, respectively. The increase during the nine-month period was primarily driven by a $2.1 million decrease related to deferred compensation and an increase in personnel expense to support the growth in the balance sheet, and added personnel from the Branch Acquisition.

Professional services—Professional services increased by $0.4 million, or 28.9%, and $0.8 million, or 21.7%, for the three and nine months ended September 30, 2021, respectively. The increase during the three month period was primarily driven by additional expenses related to M&A due diligence and the PPP program. The increase during the nine month period was primarily driven by additional expenses related to M&A due diligence, additional expenses related to the PPP program and additional FDIC insurance expense related to our balance sheet growth.

Technology and information systems—Technology and information systems decreased $0.1 million, or 8.4%, and $0.2 million, or 6.8% for the three and nine months ended September 30, 2021. The decrease during the three and nine-month periods was driven by the sale of the LA fixed income team.

Data processing—Data processing decreased by $0.1 million, or 12.1%, and increased by $0.1 million, or 3.4%, for the three and nine months ended September 30, 2021, respectively.  The decrease during the three-month period was primarily driven by a decrease in core systems cost as a result of renegotiated contracts. The increase during the nine-month period was primarily driven by an increase in our Mortgage segment.

Net loss on assets held for sale—The decrease in net loss on assets held for sale of $0.6 million for the nine months ended September 30, 2021 was driven by the completion of the sale of held for sale assets in 2020.

Other—The decrease in other of $0.2 million, or 18.3%, and $0.5 million, or 18.6% for the three and nine months ended September 30, 2021, respectively, was primarily driven by an SEC penalty of $0.2 million, and other fraud losses in 2020.

Income Tax

The Company recorded an income tax provision of $2.0 million and $3.2 million, respectively, for the three months ended September 30, 2021 and 2020, reflecting an effective tax rate of 24.2% and 24.9%, respectively. The Company recorded an income tax provision of $6.0 million and $6.3 million, respectively, for the nine months ended September 30, 2021 and 2020, reflecting an effective tax rate of 24.3% for both periods.

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

For all periods presented, the Wealth Management segment includes the key metrics of the previously reported Capital Management segment.

The following tables present key metrics related to our segments:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Wealth			Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$20,438	$4,497	$24,935	$58,691	$13,621	$72,312
Income before taxes	$6,199	$2,267	$8,466	$19,099	$5,594	$24,693
Profit margin	30.3%	50.4%	34.0%	32.5%	41.1%	34.1%

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Wealth			Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$17,131	$12,323	$29,454	$44,860	$25,024	$69,884
Income before taxes	$2,580	$10,242	$12,822	$6,699	$19,262	$25,961
Profit margin	15.1%	83.1%	43.5%	14.9%	77.0%	37.1%

________________________________________

(1) Net interest income after provision plus non-interest income.

The tables below present selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and for the Three Months Ended September 30,
(Dollars in thousands)	2021	2020(1)		$ Change	% Change
Total interest income	$16,146	$14,410		$1,736	12.0%
Total interest expense	1,300	1,492		(192)	(12.9)
Provision for loan losses	406	1,496		(1,090)	(72.9)
Net interest income, after provision for loan losses	14,440	11,422		3,018	26.4
Non-interest income	5,998	5,709		289	5.1
Total income	20,438	17,131		3,307	19.3
Depreciation and amortization expense	272	260		12	4.6
All other non-interest expense	13,967	14,291		(324)	(2.3)
Income before income tax	$6,199	$2,580		$3,619	140.3%
Goodwill	$24,191	$24,191		$—	—
Assets held for sale	—	3,000		(3,000)	*
Total assets	$2,020,896	$1,867,748		$153,148	8.2%

	As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020(1)		$ Change	% Change
Total interest income	$46,193	$38,392		$7,801	20.3%
Total interest expense	4,071	5,747		(1,676)	(29.2)
Provision for loan losses	418	3,987		(3,569)	(89.5)
Net interest income, after provision for loan losses	41,704	28,658		13,046	45.5
Non-interest income	16,987	16,202		785	4.8
Total income	58,691	44,860		13,831	30.8
Depreciation and amortization expense	792	770		22	2.9
All other non-interest expense	38,800	37,391	(2)	1,409	3.8
Income before income tax	$19,099	$6,699		$12,400	185.1%
Goodwill	$24,191	$24,191		$—	—%
Assets held for sale	—	3,000		(3,000)	*
Total assets	$2,020,896	$1,867,748		$153,148	8.2%

________________________________________

* Not meaningful

(1) Period includes financial information previously reported under the Capital Management segment.

(2) Includes loss on assets held for sale of $0.6 million and $0.2 million SEC penalty previously reported under the Capital Management segment.

The Wealth Management segment reported income before income tax of $6.2 million and $19.1 million for the three and nine months ended September 30, 2021, respectively, compared to $2.6 million and $6.7 million for the same periods in 2020. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses, offset partially by an increase in non-interest expense.  The increase in net interest income was primarily driven by an increase in average loans outstanding and a decrease in the average cost of funds. Provision for loan losses decreased as a result of additional provision recorded in 2020 due to additional variability surrounding the COVID-19 loan modifications and increased economic uncertainty. The growth in revenues have outpaced the growth in non-interest expense in the Wealth Management segment.

Mortgage

	As of and for the Three Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	4,497	12,323	(7,826)	(63.5)
Total income	4,497	12,323	(7,826)	(63.5)
Depreciation and amortization expense	13	14	(1)	(7.1)
All other non-interest expense	2,217	2,067	150	7.3
Income before income tax	$2,267	$10,242	$(7,975)	(77.9)
Total assets	$55,376	$105,149	$(49,773)	(47.3)%

	As of and for the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	13,621	25,024	(11,403)	(45.6)
Total income	13,621	25,024	(11,403)	(45.6)
Depreciation and amortization expense	40	56	(16)	(28.6)
All other non-interest expense	7,987	5,706	2,281	40.0
Income before income tax	$5,594	$19,262	$(13,668)	(71.0)%
Total assets	$55,376	$105,149	$(49,773)	(47.3)%

The Mortgage segment reported income before income tax of $2.3 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, compared to $10.2 million and $19.3 million for the same periods in 2020. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The overall increase in non-interest expense was primarily driven by variable costs associated with the increase in mortgage originations during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020.

Financial Condition

The table below presents our Condensed Consolidated Balance Sheets as of the dates presented:

	September 30,	December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$310,235	$155,989	$154,246	98.9%
Investments	32,233	36,666	(4,433)	(12.1)
Gross loans	1,603,050	1,532,833	70,217	4.6
Allowance for loan losses	(12,964)	(12,539)	(425)	3.4
Loans, net of allowance	1,590,086	1,520,294	69,792	4.6
Mortgage loans held for sale	51,309	161,843	(110,534)	(68.3)
Goodwill & other intangible assets, net	24,246	24,258	(12)	(0.0)
Company-owned life insurance	15,715	15,449	266	1.7
Other assets	52,448	59,156	(6,708)	(11.3)
Total assets	$2,076,272	$1,973,655	$102,617	5.2

Deposits	$1,782,299	$1,619,910	$162,389	10.0
Borrowings	97,574	173,854	(76,280)	(43.9)
Other liabilities	21,270	24,929	(3,659)	(14.7)
Total liabilities	1,901,143	1,818,693	82,450	4.5
Total shareholders’ equity	175,129	154,962	20,167	13.0
Total liabilities and shareholders’ equity	$2,076,272	$1,973,655	$102,617	5.2%

________________________________________

* Not meaningful

Cash and cash equivalents increased by $154.2 million, or 98.9%, to $310.2 million as of September 30, 2021 compared to December 31, 2020. The increase in liquidity was driven by organic growth in deposits and a reduction in mortgage loans held for sale. Deposit growth was driven by new client relationships, in addition to increases in existing client accounts, and corporate initiatives to support current and future balance sheet growth.  The decrease in mortgage loans held for sale balances was due to the increase in loan sale volume.  During the same period, investments decreased by $4.4 million, or 12.1%, to $32.2 million as of September 30, 2021.

Loans, net of allowance increased by $69.8 million, or 4.6%, to $1.59 billion as of September 30, 2021 compared to December 31, 2020. The increase was driven by organic growth net of PPP loan forgiveness. We experienced growth in all categories excluding PPP loans that are included in the Cash, Securities and Other category.

Mortgage loans held for sale decreased $110.5 million, or 68.3%, to $51.3 million as of September 30, 2021 compared to December 31, 2020. The decrease was driven by an increase in loan sale volume.

Other assets decreased by $6.7 million, or 11.3%, to $52.4 million as of September 30, 2021 compared to December 31, 2020. This was primarily related to a $7.7 million decrease in balances related to unfunded mortgage IRLC.

Deposits increased $162.4 million, or 10.0%, to $1.78 billion as of September 30, 2021 compared to December 31, 2020. The increase was primarily attributable to an increase in non-interest bearing and money market deposits resulting from inflows from commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

Money market deposit accounts increased $57.8 million, or 6.8%, to $905.2 million as of September 30, 2021 compared to December 31, 2020. Time deposit accounts decreased $35.7 million, or 20.7%, from December 31, 2020 to $137.0 million as of September 30, 2021. Negotiable order of withdrawal, or NOW accounts, increased $24.8 million, or 21.9%, to $137.8 million from December 31, 2020 to September 30, 2021.

Borrowings decreased $76.3 million, or 43.9%, to $97.6 million as of September 30, 2021 compared to December 31, 2020. The decrease is attributed to a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances.

Other liabilities decreased $3.7 million, or 14.7%, to $21.3 million as of September 30, 2021 compared to December 31, 2020. The decrease is primarily attributed to decreases in salaries payable and payables related to the mortgage hedge position.

Total shareholders’ equity increased $20.2 million, or 13.0%, from December 31, 2020 to $175.1 million as of September 30, 2021. The increase is primarily due to an increase in net income.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Managed Trust Balance at Beginning of Period	$1,892	$1,520	$1,890	$1,750
New relationships	9	-	25	13
Closed relationships	(1)	(1)	(2)	(12)
Contributions	13	11	41	75
Withdrawals	(25)	(10)	(179)	(110)
Market change, net	74	140	187	(56)
Ending Balance	$1,962	$1,660	$1,962	$1,660
Yield*	0.17%	0.19%	0.17%	0.19%

Directed Trust Balance at Beginning of Period	$1,069	$883	$951	$989
New relationships	9	9	91	14
Closed relationships	—	—	(7)	(5)
Contributions	7	9	25	33
Withdrawals	(3)	(21)	(17)	(91)
Market change, net	17	28	56	(32)
Ending Balance	$1,099	$908	$1,099	$908
Yield*	0.09%	0.08%	0.08%	0.08%

Investment Agency Balance at Beginning of Period	$2,044	$1,956	$1,840	$2,009
New relationships	12	18	73	97
Closed relationships	(35)	(2)	(58)	(11)
Contributions	73	71	241	178
Withdrawals	(45)	(45)	(173)	(174)
Market change, net	(30)	41	96	(60)
Ending Balance	$2,019	$2,039	$2,019	$2,039
Yield*	0.72%	0.67%	0.69%	0.65%

Custody Balance at Beginning of Period	$614	$474	$518	$452
New relationships	-	7	—	7
Closed relationships	-	—	(1)	(2)
Contributions	3	2	74	78
Withdrawals	(11)	(57)	(21)	(72)
Market change, net	7	36	43	(1)
Ending Balance	$613	$462	$613	$462
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,143	$919	$1,056	$988
New relationships	-	8	8	12
Closed relationships	(4)	(2)	(56)	(46)
Contributions	30	41	85	101
Withdrawals	(23)	(20)	(81)	(61)
Market change, net	67	116	201	68
Ending Balance(1)	$1,213	$1,062	$1,213	$1,062
Yield*	0.14%	0.14%	0.14%	0.15%

Total Assets Under Management at Beginning of Period	$6,762	$5,752	$6,255	$6,188
New relationships	30	42	197	143
Closed relationships	(40)	(5)	(124)	(76)
Contributions	126	134	466	465
Withdrawals	(107)	(153)	(471)	(508)
Market change, net	135	361	583	(81)
Total Assets Under Management	$6,906	$6,131	$6,906	$6,131
Yield*	0.30%	0.31%	0.29%	0.31%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

Assets under management increased $143.8 million, or 2.1%, for the three months ended September 30, 2021 and increased $650.6 million, or 10.4%, for the nine months ended September 30, 2021. The increase was primarily attributable to improving market conditions resulting in an increase in the value of assets under management balances.

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

The following tables summarize the amortized cost and estimated fair value of our investment securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(1)	$249
Corporate bonds	8,117	249	(10)	8,356
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	20,488	351	(28)	20,811
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	1,102	53	—	1,155
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,645	35	(18)	1,662
Total securities available-for-sale	$31,602	$688	$(57)	$32,233

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage -backed securities—residential	23,806	798	—	24,604
FNMA mortgage-backed securities—residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

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

	Maturity as of September 30, 2021
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
Corporate bonds	—	—	—	—		8,117	1.24	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	20,488	1.30
FNMA mortgage-backed securities - residential	—	—	—	—		—	—	1,102	0.08
Corporate CMO and MBS	—	—	—	—		34	*	1,611	0.15
Total available-for-sale	$—	—%	$250	*	%	$8,151	1.24%	$23,201	1.53%

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years			After Ten Years
		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average		Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield		Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%		$—	—%
Corporate bonds	—	—	1,250	0.17	—	—		4,750	0.60
GNMA mortgage-backed securities - residential	—	—	—	—	—	—		23,806	1.59
FNMA mortgage-backed securities - residential	—	—	—	—	—	—		1,616	0.10
Corporate CMO and MBS	—	—	—	—	43	*		4,035	0.31
Total available-for-sale	$250	0.02%	$1,250	0.17%	$43	*	%	$34,207	2.60%

________________________________________

* Not meaningful

As of September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2021 and December 31, 2020, we had mortgage loans held for sale of $51.3 million and $161.8 million, respectively, in residential mortgage loans we originated.

As of September 30, 2021, the Company has $61.9 million in PPP loans outstanding with $1.2 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two or five-year period, based on the PPP loan terms. If a loan receives partial forgiveness, the income related to the unforgiven balance is amortized over the remaining life of the loan based on the term in the note, which is five years for most PPP loans. If a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. As of September 30, 2021, the Company had submitted loans with original loan amounts of $241.5 million to the SBA for forgiveness and had received forgiveness totaling $214.8 million.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30,		December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$293,837	18.3%	$357,020	23.3%
Construction and Development	132,141	8.2	131,111	8.5
1-4 Family Residential	502,439	31.3	455,038	29.7
Non-Owner Occupied CRE	358,369	22.4	281,943	18.4
Owner Occupied CRE	167,638	10.5	163,042	10.6
Commercial and Industrial	148,959	9.3	146,031	9.5
Total loans held for investment(1)	$1,603,383	100.0%	$1,534,185	100.0%
Mortgage loans held for sale	$51,309		$161,843

________________________________________

(1) Loans held for investment exclude deferred (fees) costs and unamortized premiums/(unaccreted discounts), net of $(0.3) million and $(1.4) million as of September 30, 2021 and December 31, 2020, respectively.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred (fees) costs, and unamortized premiums/(unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of September 30, 2021
	One Year		One Through		After
(Dollars in thousands)	or Less		Five Years		Five Years	Total
Cash, Securities and Other	$92,277	(1)	$195,500	(1)	$6,060	$293,837
Construction and Development	54,187		72,132		5,822	132,141
1-4 Family Residential	35,447		87,384		379,608	502,439
Non-Owner Occupied CRE	46,750		213,542		98,077	358,369
Owner Occupied CRE	5,404		50,447		111,787	167,638
Commercial and Industrial	67,861		43,410		37,688	148,959
Total loans	$301,926		$662,415		$639,042	$1,603,383
Amounts with fixed rates	$78,586		$423,108		$236,481	$738,175
Amounts with floating rates	223,340		239,307		402,561	865,208
Total loans	$301,926		$662,415		$639,042	$1,603,383

	As of December 31, 2020
	One Year	One Through		After
(Dollars in thousands)	or Less	Five Years		Five Years	Total
Cash, Securities and Other	$90,053	$259,611	(1)	$7,356	$357,020
Construction and Development	78,900	50,703		1,508	131,111
1-4 Family Residential	41,212	78,359		335,467	455,038
Non-Owner Occupied CRE	25,801	175,476		80,666	281,943
Owner Occupied CRE	8,355	54,403		100,284	163,042
Commercial and Industrial	47,397	68,607		30,027	146,031
Total loans	$291,718	$687,159		$555,308	$1,534,185
Amounts with fixed rates	$76,131	$469,155		$205,548	$750,834
Amounts with floating rates	215,587	218,004		349,760	783,351
Total loans	$291,718	$687,159		$555,308	$1,534,185

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

As of September 30, 2021, the Company’s loans include seventy-two modified loans, including acquired loans, across multiple industries in the amount of $135.0 million, representing 8.4% of total loans. No loans which participated in the loan modification program were delinquent according to Bank policy as of September 30, 2021. No loans which participated in the loan modification program were still in their deferral period as of September 30, 2021.

All loans modified in response to COVID-19 are classified as performing as of September 30, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

The amount of lost interest for non-accrual loans was an an immaterial amount for the three months ended September 30, 2021 and 2020. For each of the nine months ended September 30, 2021 and 2020, the amount of lost interest was $0.2 million.

We had $4.4 million in non-performing assets as of September 30, 2021 compared to $4.3 million as of December 31, 2020. The increase in our non-performing assets was primarily due to one relationship being downgraded into non-accrual status, offset by continued pay downs on outstanding balances and the disposal of one remaining OREO property.

The following table presents information regarding non-performing loans as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans by category (1)
Cash, Securities and Other	$41	$50
Construction and Development	—	—
1-4 Family Residential	83	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	1,250	479
Commercial and Industrial	2,984	3,529
Total non-accrual loans	4,358	4,058
TDRs still accruing	—	—
Accruing loans 90 or more days past due	—	—
Total non-performing loans	4,358	4,058
OREO	—	194
Total non-performing assets	$4,358	$4,252
Non-performing loans to total loans(2)	0.27%	0.26%
Non-performing assets to total assets	0.21	0.22
Allowance for loan losses to non-performing loans	297.48%	308.99%

________________________________________

(1) As of September 30, 2021, seven non-accrual loans, totaling $2.1 million, were not classified as TDRs. As of December 31, 2020, two non-accrual loans were not classified as TDRs. See Note 3 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $51.3 million and $161.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

Special Mention—Loans categorized as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies, or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.

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

Doubtful—Loans graded doubtful are considered "classified" and have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. However, the amount or certainty of eventual loss is not known because of specific pending factors.

Loans not meeting any of the three criteria above are considered to be pass-rated loans.

As of September 30, 2021 and December 31, 2020 non-performing loans of $4.4 million and $4.1 million, respectively, were included in the substandard category in the table below. The following tables present, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of September 30, 2021				As of December 31, 2020
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$293,796	$—	$41	$293,837	$356,970	$—	$50	$357,020
Construction and Development	129,618	2,523	—	132,141	131,111	—	—	131,111
1-4 Family Residential	502,356	—	83	502,439	451,918	—	3,120	455,038
Non-Owner Occupied CRE	352,429	5,940	—	358,369	275,627	6,316	—	281,943
Owner Occupied CRE	165,690	—	1,948	167,638	161,850	—	1,192	163,042
Commercial and Industrial	144,093	—	4,866	148,959	140,432	—	5,599	146,031
Total	$1,587,982	$8,463	$6,938	$1,603,383	$1,517,908	$6,316	$9,961	$1,534,185

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes that a loan balance is confirmed uncollectable. Subsequent recoveries, if any, are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and dollar volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off.

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. There was a $0.4 million provision expense taken during the third quarter of 2021. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of September 30, 2021.

The following table presents summary information regarding our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Average loans outstanding(1)(2)	$1,592,800	$1,462,872	$1,573,919	$1,250,052
Gross loans outstanding at end of period(3)	$1,603,050	$1,506,076	$1,603,050	$1,506,076
Allowance for loan losses at beginning of period	$12,552	$10,354	$12,539	$7,875
Provision for loan losses	406	1,496	418	3,987
Charge-offs:
Cash, Securities and Other	—	6	—	30
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	—	6	—	30
Recoveries:
Cash, Securities and Other	6	1	7	13
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	6	1	7	13
Net charge-offs (recoveries)	(6)	5	(7)	17
Allowance for loan losses at end of period	$12,964	$11,845	$12,964	$11,845
Allowance for loan losses to total loans(4)	0.81%	0.79%	0.81%	0.79%
Net charge-offs to average loans(5)	—%	—%	—%	—%

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $54.7 million and $94.7 million for the three months ended September 30, 2021 and 2020, respectively and $105.3 million and $67.0 million for the nine months ended September 30, 2021 and 2020, respectively.

(3) Excludes mortgage loans held for sale of $51.3 million and $89.9 million as of September 30, 2021 and 2020, respectively.

(4) End of period loans as of September 30, 2021 include $117.4 million in acquired loans, $61.8 million in bank originated PPP loans, and $0.1 million of acquired PPP loans. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three months ended September 30, 2021.

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

	As of September 30,		As of December 31,
	2021		2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$2,130	18.3%	$2,579	23.3%
Construction and Development	919	8.2	932	8.5
1-4 Family Residential	3,496	31.3	3,233	29.7
Non-Owner Occupied CRE	2,494	22.4	2,004	18.4
Owner Occupied CRE	1,158	10.5	1,159	10.6
Commercial and Industrial	2,767	9.3	2,632	9.5
Total allowance for loan losses	$12,964	100.0%	$12,539	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of September 30, 2021, decreased $0.1 million, or 2.1%, from December 31, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $162.4 million, or 10.0%, to $1.78 billion as of September 30, 2021 from December 31, 2020. Total average deposits for the three months ended September 30, 2021 were $1.72 billion, an increase of $260.2 million, or 17.8%, compared to $1.46 billion as of September 30, 2020. The increase in total deposits from December 31, 2020 was attributable to continued organic growth with new client accounts as well as increased deposit balances within the existing deposit accounts, offset partially by intentional runoff of higher rate non-relationship deposits.

The following tables present the average balances and average rates paid on deposits for the periods below:

	For the Three Month Period Ending September 30,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$881,853	0.22%	$774,615	0.28%
Demand deposit accounts	133,681	0.16	95,000	0.23
Certificates and other time deposits > $250k	64,971	1.19	69,821	1.66
Certificates and other time deposits < $250k	74,298	0.49	99,481	0.73
Total time deposits	139,269	0.82	169,302	1.11
Savings accounts	5,630	0.03	6,404	0.04
Total interest-bearing deposits	1,160,433	0.29	1,045,321	0.41
Noninterest-bearing accounts	562,569		417,502
Total deposits	$1,723,002	0.19%	$1,462,823	0.29%

	For the Nine Month Period Ending September 30,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$879,413	0.23%	$689,911	0.53%
NOW accounts	126,544	0.17	88,852	0.27
Certificates and other time deposits > $250k	61,356	1.28	58,839	1.92
Certificates and other time deposits < $250k	89,539	0.58	92,661	1.43
Total time deposits	150,895	0.87	151,500	1.62
Savings accounts	6,198	0.03	5,426	0.09
Total interest-bearing deposits	1,163,050	0.31	935,689	0.68
Noninterest-bearing accounts	553,314		350,475
Total deposits	$1,716,364	0.21%	$1,286,164	0.50%

Average noninterest-bearing deposits to average total deposits was 32.7% and 28.5% for the three months ended September 30, 2021 and 2020, respectively, and 32.2% and 27.3% for the nine months ended September 30, 2021 and 2020, respectively.

Our average cost of funds was 0.28% and 0.35% for the three months ended September 30, 2021 and 2020, respectively, and 0.29% and 0.55% for the nine months ended September 30, 2021 and 2020, respectively.  The decrease in cost of funds was driven by a reduction in deposit rates consistent with the lower interest rate environment, and increase in noninterest-bearing deposits and the intentional reduction in higher rate non-relationship deposit balances.

Total money market accounts as of September 30, 2021 were $905.2 million, an increase of $57.8 million, or 6.8%, compared to $847.4 million as of December 31, 2020. NOW accounts increased $24.8 million, or 21.9%, to $137.8 million compared to December 31, 2020.

Total time deposits as of September 30, 2021 were $137.0 million, a decrease of $35.7 million, or 20.7%, from December 31, 2020.

The following table represents the amount of certificates of deposit by time remaining until maturity as of September 30, 2021:

	As of September 30, 2021
	Maturity Within:
(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$18,001	$6,514	$19,404	$20,983	$64,902
Other	21,976	18,751	12,675	18,711	72,113
Total	$39,977	$25,265	$32,079	$39,694	$137,015

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2021 and December 31, 2020, borrowings totaled $97.6 million and $173.9 million, respectively. On August 31, 2021, the Company completed the issuance and sale of subordinated notes totaling $15.0 million.

The decrease in other borrowings is primarily attributed to the paydown of loans in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $43.6 million. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances. The table below presents balances of each of the borrowing facilities as of the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Borrowings
FHLB borrowings	$15,000	$15,000
Federal Reserve borrowings	43,564	134,563
Subordinated notes	39,010	24,291
Total	$97,574	$173,854

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2021 and December 31, 2020 amounted to $767.8 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $504.7 million as of September 30, 2021.

As of and for the
Nine Months Ended
September 30,
(Dollars in thousands)	2021
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000
Balance outstanding at end of period	15,000
Average outstanding during the period	$15,000
Average interest rate during the period	0.32%
Average interest rate at the end of the period	0.32%

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding on any of the federal funds lines.

As of December 31, 2020, we had a Promissory Note with a correspondent lending partner and the borrowing capacity associated with this facility was $5.0 million with no balance outstanding. The Promissory Note expired on June 30, 2021 and was not renewed.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

	Average Percentage for the Three Months Ended	Average Percentage for the Nine Months Ended
	September 30,	September 30,
	2021	2021
Sources of Funds:
Deposits:
Noninterest-bearing	27.80%	27.00%
Interest-bearing	57.35	56.76
FHLB and Federal Reserve borrowings	4.02	5.97
Subordinated notes	1.44	1.27
Other liabilities	0.86	0.89
Shareholders’ equity	8.53	8.11
Total	100.00%	100.00%
Uses of Funds:
Total loans	78.09%	76.19%
Available-for-sale securities	1.44	1.42
Mortgage loans held for sale	2.70	5.14
Interest-bearing deposits in other financial institutions	13.18	12.58
Noninterest-earning assets	4.59	4.67
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	32.65%	32.24%
Average loans to total average deposits	92.44	91.70
Average interest-bearing deposits to total average deposits	67.35%	67.76%

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $20.2 million, or 13.0%, from December 31, 2020 to $175.1 million as of September 30, 2021. The increase is primarily due to an increase in net income.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares under the authorization of the 2020 Repurchase Plan.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2021 and December 31, 2020, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following table presents our regulatory capital ratios for the dates noted.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$156,136	11.02%	$133,963	10.22%
Consolidated Company	151,950	10.66	131,507	9.96
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	156,136	11.02	133,963	10.22
Consolidated Company	151,950	10.66	131,507	9.96
Total capital to risk-weighted assets
Bank	169,435	11.96	146,853	11.20
Consolidated Company	204,809	14.37	168,957	12.80
Tier 1 capital to average assets
Bank	156,136	8.11	133,963	7.62
Consolidated Company	$151,950	7.86%	$131,507	7.45%

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

The following table presents future contractual obligations to make future payments for the periods indicated:

	As of September 30, 2021
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
(Dollars in thousands)	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$10,437	$10,000	$38,127	$—		$58,564
Subordinated notes	—	—	—	39,010	(1)	39,010
Time deposits	39,977	88,528	4,176	4,334		137,015
Minimum lease payments	3,422	6,419	3,356	2,321		15,518
Total	$53,836	$104,947	$45,659	$45,665		$250,107

________________________________________

(1) Reflects contractual maturity dates of December 31, 2026, March 31, 2030, December 1, 2030, and September 1, 2031.

The following table presents financial instruments whose contract amounts represent credit risk, as of the periods indicated.

	September 30,		December 31,
	2021		2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$73,975	$418,045	$78,506	$360,883
Standby letters of credit	3,540	20,940	1,933	17,524
Commitments to make loans to sell	113,746	—	370,512	—
Commitments to make loans	$40,804	$15,236	$24,225	$25,316

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

	As of September 30, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	12.55%	14.21%	9.04%	19.52%
200	8.68	12.66	5.77	16.02
100	4.39	7.89	2.73	9.58
Base	—	—	—	—
−100	(2.88)%	(29.54)%	(2.83)%	(27.89)%

The model simulations as of September 30, 2021 imply that our balance sheet is slightly more asset sensitive compared to our balance sheet as of December 31, 2020.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
July 1, 2021 through July 31, 2021	644	$26.15	—	399,574
August 1, 2021 through August 31, 2021	1,089	26.43	—	399,574
September 1, 2021 through September 30, 2021	—	$—	—	399,574

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

2.1

Agreement and Plan of Merger, dated July 22, 2021, by and between First Western Financial, Inc. and Teton Financial Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on July 22, 2021, File No. 001-38595)

4.1

Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

10.1

Form of Subordinated Note Purchase Agreement, dated August 31, 2021, by and among First Western Financial, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

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

First Western Financial, Inc.

November 5, 2021	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer and President

November 5, 2021	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Director, Chief Financial Officer and Treasurer