Form 10-K
period 2021-12-31
First Western Financial Inc
filed 2022-03-15
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $166.4 million.

The number of shares of the registrant’s common stock outstanding as of March 9, 2022 was 9,430,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

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

PART I

Item 1: Business

Our Company

First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2021, we provided fiduciary and advisory services on $7.35 billion of trust and investment management assets (referred to as "AUM"), and we had total assets of $2.53 billion, total loans of $1.95 billion, total deposits of $2.21 billion and total shareholders’ equity of $219.0 million.

Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in eighteen locations across Colorado, Arizona, Wyoming and California.

We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2021, non-interest income was $40.2 million, or 42.1% of total income before non-interest expense and net interest income was $56.5 million, or 59.2% of total income before non-interest expense.

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

Our History and Growth

We were founded in 2002 by our Chairman, Chief Executive Officer and President, Scott C. Wylie, and a group of local business leaders with the vision of building the best private bank for the Western wealth management client. Since opening our first office in Denver, Colorado in 2004, we have grown organically primarily by establishing boutique private trust bank offices, attracting new clients and expanding our relationships with existing clients, as well as through a series of strategic acquisitions of various trust, registered investment advisory, bank branch and full bank institutions, and other financial services firms. Since we completed an initial public offering of our common stock on July 23, 2018, our common stock has been listed on the NASDAQ Global Select Market under the symbol "MYFW."

Balance Sheet Growth

Since December 31, 2017, we have increased total loans from $813.7 million to $1.95 billion as of December 31, 2021, representing a compound annual growth rate ("CAGR") of 24.4% and we have increased total deposits from $816.1 million as of December 31, 2017 to $2.21 billion as of December 31, 2021, representing a CAGR of 28.2%.

Revenue, Expense, and Income Growth

Since the year ended December 31, 2017, we have increased total income before non-interest expense from $54.5 million to $95.4 million for the year ended December 31, 2021, representing a CAGR of 15.0%, while total non-interest expense increased from $49.5 million for the year ended December 31, 2017 to $68.1 million for the year ended December 31, 2021, representing a CAGR of 8.3%. We calculate operating leverage as the ratio of total income before non-interest expense CAGR to the total non-interest expense CAGR. For the year ended December 31, 2021, this 180.6% operating leverage has resulted in improved income before income tax, which increased 4.4 times over the same time period. We have demonstrated significant operating leverage by growing income before income tax at a faster rate than expenses.

Our Business Strategy

We believe we have built a premier private trust bank in the Western United States that is focused on providing the best financial solutions to our clients. We are service-driven, solution-oriented and relationship-based. We accomplish this by continuing to execute on the following strategies:

●	Building Out Existing Markets. Once we have established a presence in a particular geographic market that contains attractive high net worth household demographics, we then look to establish additional locations that are closely situated to sub-concentrations of affluent households and/or commercial activity (a "hub and spoke" market build-out, as we have commenced in Denver and Phoenix). We continue to seek out talent to hire as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. We also seek to employ highly capable associates with local market experience and relationships.
●	Deepening Existing Client Relationships. We deliver our services though our eighteen local boutique private trust bank offices, loan production offices, and trust offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.
●	Generating Referrals for New Client Relationships. We believe we have demonstrated a successful sales and marketing capability, built around the personal and professional networks and centers of influence of our local profit center leadership. Our existing client base has historically provided a significant amount of new clients through referrals. In surveys, our clients generally rate us very favorably overall in areas of professionalism, reliability, service-orientation, and trust. We have added wealth advisors in many of our profit centers as commissioned sales associates to enhance our acquisition of new clients.

●	Developing Client Relationships through our Product Groups. Each profit center is designed to feel like a boutique private trust bank office and is staffed with business development and client service personnel. The profit centers work closely with our central product groups to customize our services to each client’s specific situation, without sacrificing the flexibility, expertise and authority to quickly meet complex client needs. Our central product groups are designed to support a significantly larger client and AUM base, providing an opportunity for significant operating leverage as we open additional profit centers. We have sales and service specialists in our product groups, such as Retirement Services and Mortgage Services, who are able to build relationships within their area of expertise and provide expertise and high quality service that creates an opportunity for a broader relationship across our suite of products and services.
●	Expanding to New Markets. We believe that our profit centers are profitable and stable businesses when mature. We also believe that our product group and support center teams have a high degree of operating leverage (i.e., we believe that increasing the number of profit centers would not require a proportionate increase in our product group or support center expenses). Therefore, a key strategy of ours is to add incremental profit centers and grow them to maturity. We continue to seek out talent as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. The trends in the financial services industry that make our business model successful in our existing geographic markets also exist in other locations in the Western United States. Our analysis indicates that there are hundreds of markets and submarkets in the Western United States that could support our profit centers and fit our target demographics. As such, we intend to continue to explore new Western United States markets with favorable high net worth demographics and competitive landscapes.
●	Growing our Core Deposit Franchise. The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.
●	Attracting Talent. Our team of seasoned associates has been, and will continue to be, an important driver of our organic growth by further developing relationships with current and potential clients. We have a record of hiring experienced associates to enhance our organic growth, and sourcing and hiring talent will continue to be a core focus for us. We have significant insider ownership, and, in 2021, the Board approved stock ownership guidelines to further align management and shareholder interests. We believe that our client service model, financial strength, growth strategy and public company status will further enhance our ability to attract and retain this talent.
●	Developing New Products. We seek to be the primary source of financial products and services for our clients. By continuing to expand our product offerings—either by internal product development or establishing third-party relationships—we work to meet expanding client needs while further diversifying our revenue streams. This includes our recent efforts to upgrade our commercial banking capabilities, adding market expertise in certain business verticals.

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

Our consumer lending products include residential first mortgage loans, originated loans for our own portfolio, as well as those for which we conduct mortgage banking activities whereby we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages, which generally conform to Fannie Mae and Freddie Mac guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients loans collateralized by cash and marketable securities.

We employ experienced banking and business development teams who provide superior client service, value-add lending solutions and competitive pricing to market our lending products and services.

As of December 31, 2021, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Our loan portfolio includes commercial and industrial loans, residential real estate loans, commercial real estate loans, and other consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. We underwrite for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes and barriers to entry and exit.

1-4 Family Residential.  Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2021, 1-4 family residential loans were $580.9 million, or 29.7% of our total loan portfolio, consisting of $115.9 million and $465.0 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2021, the average term on our 1-4 family portfolio was 16.7 years with an average remaining term of 14.8 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.

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

Cash, Securities and Other.  Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral, which typically leaves an immaterial amount of the loan balance unsecured. As of December 31, 2021, loans secured with cash, marketable securities and other were $295.9 million, or 15.2% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.

Commercial and Industrial.  We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate, and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2021, commercial and industrial loans were $203.6 million, or 10.4% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 3.5 years with an average remaining term of 2.2 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.

Commercial Real Estate, Owner Occupied and Non-Owner Occupied.  We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2021, owner occupied commercial real estate loans were $212.4 million, or 10.9% of our total loan portfolio, and non-owner occupied commercial real estate loans were $482.6 million, or 24.7% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.

Construction and Development.  We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2021, construction and development loans were $178.7 million, or 9.1% of our total loan portfolio.

Concentrations.  Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California, as approximately 87.3% of the loans in our loan portfolio as of December 31, 2021 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. As of December 31, 2021, management believes the allowance for loan losses is adequate to absorb probable incurred losses in our loan portfolio.

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

For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2021 and 2020, we had brokered deposits of $22.3 million and $20.7 million, respectively.

We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2021, total deposits were $2.21 billion, an increase of $585.8 million, or 36.2%, compared to $1.62 billion as of December 31, 2020.

As of December 31, 2021, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

Deposits

Time Deposits 7.7%
NOW 14.1%
Savings accounts 1.5%
MMDA 47.9%
Noninterest-bearing accounts 28.8%

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

We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2021, total AUM was $7.35 billion, an increase of $1.10 billion, or 17.5%, compared to $6.26 billion as of December 31, 2020.

As of December 31, 2021, we provided fiduciary and advisory services on $7.35 billion of trust and investment management assets, as shown below:

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

Other Products

In addition to the traditional loan, deposit and trust and investment management products and services, our profit centers are supported by a central team of specialized product experts in our "product groups," which include experienced professionals in commercial banking, investment management, wealth planning, risk management/insurance, personal trust, retirement planning and tax-advantaged products, and mortgage lending. We believe that the sophistication of our product groups rivals the offerings and expertise typically provided by larger financial institutions. Our product groups are led and staffed with highly accredited and well known professionals, each with significant experience in their fields. Beyond traditional banking, trust and wealth management activities, at each profit center we provide other services including:

●	Mortgage Lending. Although our primary objective is to originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2021, we had mortgage loans held for sale of $30.6 million in residential mortgage loans we originated. For the year ended December 31, 2021, we had net proceeds of $1.42 billion on mortgage loans that we originated and sold into the secondary market.
●	Treasury Management. We offer a broad range of customized treasury management products and services for commercial accounts, including disbursement and payables management, liquidity management and online business banking services. Our profit center sales and service teams are supported by a central team of treasury management specialists and deposit operations professionals.
●	Risk Management/Insurance. Through the wealth planning process, our profit center teams are supported by a central team of insurance planning experts, specializing in risk management services, estate tax law, trusts and tax planning. We offer customized solutions in the form of, among others, charitable giving tax strategies, deferred-compensation plans, irrevocable life insurance trusts, long-term care insurance, and executive key person insurance.
●	Retirement Services, including 401(k) Plan Consulting. We have a team of retirement plan consultants who partner with businesses to sponsor retirement plans. We offer creative corporate retirement plan design and analysis solutions and fiduciary liability management, providing tools such as corporate retirement plans, and ERISA regulation compliance, education and expertise.

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

Investment Activities

The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2021, the carrying value of our investment portfolio totaled $56.2 million, with an average yield of 2.5%.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, sub-debt bonds, and mutual funds. We participate in the Mortgage Partnership Finance Program ("MPF") and are required to maintain an investment in Federal Home Loan Bank of Topeka ("FHLB") stock, which investment is based on the level of our FHLB borrowings. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee ("ALCO") and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.

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

Enterprise Technology

We continue to make investments in our information technology systems as we adapt to the changing security, technology, online and mobile, and other platform delivery needs and wants of our clients. We believe that this investment is essential to our ability to offer new products and optimize overall client experience, provide opportunities for future growth and acquisitions, and provide a secure infrastructure that supports our operations. We leverage the experience of a third-party managed service provider for information technology services, to augment security, and to deliver the technical expertise around network architecture required to operate securely with optimal efficiency. The majority of our systems are hosted by third-party service providers. The scalability of this infrastructure supports our growth strategy. In addition, business resiliency testing and planning ensures the capability of critical vendors to fail over to fully-hot replicated systems that provide complete redundancy in the event of a disaster.

Enterprise Risk Management

We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We utilize the COSO 2017 ERM Framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. Our Enterprise Risk Management ("ERM") Committee oversees our ERM program. This group contains key members of management including the Chief Executive Officer and the Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:

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

Human Capital Overview

As of December 31, 2021, we had 313 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partner both within their teams and with our clients as we build a partnership for generations to come. None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement.  We believe that our strong relationships with our associates are central to establishing the corporate culture we need to serve our clients and our communities well.

We are committed to implementing diverse, equitable and, inclusive (DEI) policies and practices across the Company. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices. We believe in a corporate culture where all people are empowered to reach their full potential through autonomy, mastery, and purpose. The Company’s Board of Directors fosters this belief by ensuring that strategies are adopted that result in the Company understanding both associate performance and engagement at every level.

We continue to take steps to expand our role as an employer that champions diversity, equity, and inclusion grounded in and by our core values. In 2020, we established a DEI Task Force, led by our CEO, to develop and support DEI programs and policies. We established six subcommittees devoted to carrying out our goal of fostering a diverse, equitable, and inclusive Company and workforce. In addition, we are members of Colorado Inclusive Economy, a business-led non-profit focused on promoting effective DEI initiatives.

The Company has invested in developing the necessary formal infrastructure to ensure fair pay across job classes and our geographic footprint. It has also adopted and enforces codes of conduct that establish principles of integrity, respect, and excellence at all levels of the Company.

Learning and Development

We provide extensive training to our associates in an effort to ensure that our clients receive superior service and that our risks are well managed. Learning and development opportunities consist of leadership development programs, communication courses, and technical development training (to name a few) as part of our goal to provide associates meaningful work with a sense of mastery, autonomy, and purpose. Our strategic commitment to learning and development ensures the Company’s leadership and management teams continue to grow at a pace consistent with our financial growth goals.

Compensation and Benefits

We offer a total rewards program to attract and retain team-oriented, respectful, problem solvers. Our compensation program includes competitive salary/hourly pay and incentive pay in the form of an annual bonus and stock awards to officers and certain members of the management team. In addition, the Company offers a 401(k) Plan with an employer matching contribution. Further, we offer a number of healthcare and insurance options, health savings accounts, paid time off, and paid family leave time for all associates.

Core Values and Culture

Developing and maintaining a strong, healthy culture is a key strategic focus as we continue to grow both organically and through acquisition. Our core values reflect our continued focus to maintain a highly-engaged team.

Problem solver – Being a Problem solver at First Western means that when we see a problem, we see opportunity. We pick it up and we address it, and if appropriate, work to create or improve the “FW Way” for that type of issue.

Team oriented – Team oriented at First Western means using our teammates to deliver the best possible results for our stakeholders. Our structure, with local teams and central experts, is designed to serve clients that have assets, liabilities, families, businesses, and long term goals that each require different types of expertise.

Respectful – For First Westerners, Respectful means valuing the unique knowledge and experiences each stakeholder brings to a discussion. We appreciate the different value that each of us brings to First Western and treasure that expertise.

Adaptive – First Westerners have an Adaptive, entrepreneurial spirit. When our world changes, we change to take advantage of new opportunities. We are always looking for ways to improve processes, products, and services.

Client focused – First Western’s fiduciary DNA guides us to act in the client’s interest while protecting the Bank. Our clients know that as their trusted partner, FW has the strength and sophistication to help them for generations.

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

Regulatory Capital

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III Rules") have been fully phased in. The Basel III Rules require banks and bank holding companies, including the Company and the Bank, to maintain minimum capital amounts and ratios. These ratios are common equity Tier 1 capital ("CET1"), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Regulatory Relief Act"), discussed below, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage capital ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the community bank leverage ratio framework.  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage capital ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulators prompt corrective action rules, discussed below. Pursuant to the CARES Act, the federal banking agencies authorities adopted an interim rule, which temporarily reduced the Community Bank Leverage Ratio to 8%. This provision terminated on December 31, 2020. The Company and the Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if determined to be possible and advantageous.

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

As of December 31, 2021 and 2020, the Bank exceeded all regulatory minimum capital requirements.

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

As of December 31, 2021, the Bank qualified as "well capitalized" under the prompt corrective action rules.

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

In June 2016, the FDIC introduced its Information Technology Risk Examination (InTREx) Program based on the Uniform Rating System for Information Technology (URSIT) and includes core modules for Audit, Management, Development and Acquisition, and Support and Delivery component ratings.

In November 2019, the FFIEC also released updated examination procedures regarding overall business continuity management ("BCM"). The new BCM release focuses on enterprise-wide approaches that address technology, business operations, testing, and communication strategies critical to the continuity of the business. The BCM procedures describe principles and practices for information technology ("IT") and operations designed to achieve safety and soundness, consumer financial protection, and compliance with applicable laws, regulations, and rules. Continued testing, training, and program updates ensure appropriate response to cyber and non-cyber, human and non-human disaster events.

The Company had a robust pandemic plan at the time of COVID-19, which covered similar disaster events and included detailed preparation, training and testing that had been conducted over multiple years prior to COVID-19. This preparation includes a comprehensive, annual Business Impact Analysis. As such, the Company was poised to react successfully to the pandemic event.

Anti-Money Laundering Act of 2020

On January 1, 2021, Congress enacted the National Defense Authorization Act (NDAA), which included significant reforms to the U.S. anti-money laundering (AML) regime. The NDAA includes the Anti-Money Laundering Act of 2020 (AML Act) and, within the AML Act, the Corporate Transparency Act (CTA). The AML Act seeks to strengthen, modernize, and streamline the existing AML regime by promoting innovation, regulatory reform, and industry engagement through forums, such as the Bank Secrecy Act Advisory Group (BSAAG) and FinCEN Exchange. The Act also calls for FinCEN to work closely with regulatory, national security, and law enforcement partners to identify risks and priorities and provide valuable feedback to the financial industry. The CTA establishes uniform beneficial ownership reporting requirements for corporations, limited liability companies, and other similar entities formed or registered to do business in the United States. Many provisions of the AML Act and the CTA require rulemaking or periodic reporting to Congress on implementation efforts, assessments, and findings. Some of the key requirements of the AML Act requires FinCEN to: (1) establish standards for the reporting of information on beneficial ownership, build an IT system to collect and secure the data, and create access protocols; (2) establish national anti-money laundering and countering the financing of terrorism priorities; (3) Enhancement of whistleblower provisions to provide for a robust whistleblower program and new anti-retaliation protections; (4) Review, and revise as appropriate, Currency Transaction Report (CTR) and Suspicious Activity Report (SAR) reporting requirements, and other existing Bank Secrecy Act (BSA) regulations and guidance; and (6) require law enforcement reporting to FinCEN on the use of BSA data, and establish procedures for additional feedback between FinCEN and financial institutions on the usefulness of SARs, and semi-annual publication of review of SAR activity and other BSA reports, including threat patterns, trends, and typologies.

Banks are not required to incorporate the AML/CFT Priorities into their risk-based BSA compliance programs until the effective date of the final revised regulations. Nevertheless, in preparation for any new requirements when those final rules are published, the Bank is considering how it will incorporate the AML/CFT Priorities into its risk-based BSA compliance program, by assessing the potential related risks associated with the products and services it offers the customers it serves, and the geographic areas in which it operates.

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

Monetary Policy and Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, can have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall financial stability of the economy which in turn stimulates need for growth and distribution of bank loans, investments, and deposits, and their use may affect interest rates charged on loans or paid on deposits as well as overall risk for banks and in turn, bank holding companies.

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

Summary of Risk Factors

The following is a summary of the principal risks that we believe could adversely affect our business, financial condition or results of operations:

Risks Related to Our Business

-	Geographic concentration in Colorado, Arizona, Wyoming and California.
-	Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
-	If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.
-	Our commercial loan portfolio involves risks specific to commercial borrowers.
-	We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
-	The loss of a key investment manager could adversely affect our business.
-	The fair value of our investment securities can fluctuate due to factors outside of our control.
-	The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
-	Changes to the level or type of investment activity by our clients may reduce our fee revenue.
-	The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
-	Changes in interest rates could reduce our net interest margins and net interest income.
-	We may be adversely impacted by the transition from LIBOR as a reference rate and the uncertainty related to one or more alternative reference rates intended to replace LIBOR.
-	Our allowance for loan losses may not be adequate to cover actual losses.
-	We have pledged all of the stock of the Bank as collateral for a loan and if the lender forecloses, you could lose your investment.
-	Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
-	Our largest trust client accounts for 36.3% of our total assets under management.

-	We face intense competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.
-	Acquisition and divestitures may subject us to risks including integration risks and other unknown risks.
-	Our goodwill or other intangible assets may become impaired.
-	We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.
-	Fraud, breaches of our information security, and cybersecurity attacks could adversely affect us.
-	We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and we may suffer an interruption in those systems.
-	We may incur significant losses due to ineffective risk management processes and strategies.
-	We are exposed to the risk of environmental liabilities with respect to real properties that we may acquire.
-	New lines of business or new products and services may subject us to additional risks.
-	We rely on customer and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
-	The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
-	Economic and trade sanctions against targeted foreign countries and regimes could adversely affect us.

Risks Related to Our Regulatory Environment

-	The financial services industry is highly regulated our failure to comply with any current or future regulation may adversely affect us.
-	The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.

Risks Related to Ownership of our Common Stock

-	The trading volume in our common stock is less than other larger financial institutions.
-	Securities analysts may not initiate or continue coverage on us.
-	Our management and board of directors have significant control over our business.
-	We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

General Risk Factors

-	The market price of our common stock could decline significantly.
-	The market price of our common stock may be subject to substantial fluctuations.

The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Risks Related to Our Business

Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming and California, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming and California. As of December 31, 2021, 87.3% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming and California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2021, approximately $1.48 billion, or 76.1%, of our total loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

As of December 31, 2021, the fair value of our investment securities portfolio was $56.2 million. Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

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

A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2021, non-interest income represented approximately 42.1% of our total income before non-interest expense. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.

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

We have pledged all of the stock of the Bank as collateral for a third-party loan. The loan had no balance as of December 31, 2021. If we were to incur indebtedness under this loan and default, the lender of such loan could foreclose on the Bank’s stock and we would lose our principal asset. In that event, if the value of the Bank’s stock is less than the amount of the indebtedness, you could lose the entire amount of your investment.

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

We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow a strong deposit base and our ability to retain our largest trust clients, many of whom are also depositors. We may not be able to grow and maintain our deposit base. The account and deposit balances can decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If clients, including our trust clients, move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2021, 15.5% of our total deposits consisted of our 10 largest depositors. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

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

Our largest trust client accounts for 36.3% of our total assets under management.

As of December 31, 2021, our largest trust client accounted for, in the aggregate, 36.3% of our total assets under management and 1.9% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.

The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in 2004, we have grown our banking franchise and now have eighteen locations in Colorado, Arizona, Wyoming and California, including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:

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

In addition to well-known risks related to fraudulent activity, which take many forms, such as check "kiting" or fraud, wire fraud, and other dishonest acts, cybersecurity and privacy considerations could impact the Company's business. In the current environment there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems to fraudulently induce associates, clients, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the Company includes attempted breaches not only of our own products, services, and systems, but also those of clients, contractors, business partners, vendors, and other third parties.

The Company's products, services, and systems may be used in critical Company, client, or third-party operations, or involve the storage, processing, and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of associates, clients, and others. Successful breaches, associate malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of Company, client, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks, or other means; and business delays, service or system disruptions, or denials of service. In the event of such actions, the Company, its clients, and other third parties could be exposed to potential liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. The Company also experiences and responds to cybersecurity threats.

To date, there has not been a cybersecurity attack, though there is no assurance that there will not be a cybersecurity attack resulting in material adverse effect in the future. As the Company's business and the cybersecurity landscape evolve, the Company may also find it necessary to make significant further investments to protect data and infrastructure, such as cloud technology, which may have further risks. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the Company and its clients. Cybersecurity risk to the Company and its clients will also depend on factors such as actions, practices, and investments of clients, contractors, business partners, vendors, and other third parties. Cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems, or other critical infrastructure could result in interruptions or delays to Company, client, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation. Although the Company takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security.

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

We seek to monitor and control our risk exposures through a comprehensive risk and control framework encompassing a variety of separate but complementary financial, credit, transactional, operational, cyber, and regulatory systems, and internal control and management testing and review processes. However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced in recent years, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, or testing scenarios reveal real-life failures of technology, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our potential future business lines, as a result of which our business and operating results could be adversely affected.

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

External factors, such as compliance with regulations, competitive alternatives, cybersecurity and cyber trends, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service and result in consumer harm. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The COVID-19 pandemic continues to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, and human capital, as described in more detail below.

●	Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s financial condition and business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, suspensions on evictions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our clients to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio or defaults by counterparties, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending, trust, wealth management and depository services, and the financial condition and credit risk of our clients. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from or, in some cases, our business decisions may result in, a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to clients, which are generally not drawn upon. During a challenging economic environment, such as the ongoing pandemic, our clients are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the PPP under the CARES Act whereby loans to small businesses were made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to clients that we would have otherwise extended credit.

●	Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, including disruptions in the capital markets, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have continued to change throughout the COVID-19 pandemic. For example, in some of our markets, local governments have acted to temporarily close or restrict the operations of most businesses while others have returned to pre-pandemic operations. In particular, the Company experienced a decline in origination of loans at the beginning of the COVID-19 pandemic. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide including the ability to sell mortgage loan that we originate with the intent to sell.

●	Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices and, from time to time, our employees have worked remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted clients.

Moreover, we rely on many third parties in our business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the changing measures responding to the pandemic, many of these entities have limited the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

●	Interest Rate Risk. Our net interest income, lending activities, deposits, hedging activities, and profitability could be negatively affected by volatility in interest rates caused by inflation, recession and continued uncertainties stemming from COVID-19. Throughout 2021, the Federal Reserve maintained the target range for the federal funds rate established in March 2020 of a range from 0 to 0.25 percent, citing continued concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

●	Trust and Investment Management Risk. Recent market volatility has adversely impacted the value of our assets under management. We derive a significant amount of our revenues primarily from investment management fees based on assets under management. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. A sustained decline in the value of the assets that we manage or otherwise administer or service for others, could have an adverse effect on related fee income and demand for our services.

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

Economic and trade sanctions against targeted foreign countries and regimes could adversely affect us.

The U.S. Treasury Department’s Office of Foreign Assets Control administers economic and trade sanctions against targeted foreign countries and regimes. These sanctions take many different forms and based on their severity, can impact the global economy and could have an adverse effect on our business, financial condition, or results of operations.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2021 and may occur in 2022 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

We expect that the Biden Administration will seek to implement a regulatory reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus on fair lending, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and AML requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any of these policies, would be implemented and what their impact on our business would be.

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

The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2021, our CRE 1 Concentration level was 83.2% and our CRE 2 Concentration level was 252.6%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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

As of December 31, 2021, our directors and executive officers beneficially owned an aggregate of 1,782,802 shares, or approximately 18.5% of our shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.

We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.

We have issued $6.6 million aggregate principal amount of subordinated notes due 2026, $17.7 due 2030, and $14.7 million due 2031. In the future, we may increase our capital resources by making offerings of debt or equity securities, which may include senior or additional subordinated notes, series of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

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

Our businesses and operations, including our private bank and trust services, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, inflation, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment, war, epidemics (including the recent coronavirus), or other unforeseen events could affect the stability of global financial markets, which could hinder the economic growth of the United States. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates remaining at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. Further, a general economic slowdown could decrease the value of assets under management and administration by our trust services resulting in lower fee income, and clients potentially seeking alternative investment opportunities with other providers, which could result in lower fee income to us. Volatility and uncertainty related to inflation and the effects of inflation, which may lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, may also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, or result in lower values for the Company’s investment securities and other interest-earning assets. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects. Broad market performance may not be favorable in the future.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates eighteen profit centers, which consists of fourteen boutique private trust bank offices with two locations in Arizona, nine locations in Colorado and three locations in Wyoming; two loan production offices with one location in Ft. Collins, Colorado and one location in Greenwood Village, Colorado; and two trust offices with one location in Laramie, Wyoming, and one location in Century City, California. We own our locations in Jackson Hole, Pinedale, and Rock Springs, while all remaining locations are leased. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in eighteen locations (listed below) across Colorado, Arizona, Wyoming and California:

Colorado	Arizona	Wyoming	California

Downtown Denver (1)	Phoenix	Jackson Hole	Century City (2)

Aspen	Scottsdale	Laramie (2)

Boulder		Pinedale

Cherry Creek		Rock Springs

Denver Tech Center / Cherry Hills

Ft. Collins (3)

Greenwood Village (3)

Northern Colorado

Vail Valley

Lone Tree

Broomfield
(1)	Headquarters and co-location of profit center, product groups and support centers
(2)	Trust office
(3)	Loan production office

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. From time to time, we are subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of banking and other applicable regulations, competition law, labor laws and consumer protection laws, as well as claims or litigation relating to intellectual property, securities, breach of contract, and tort. We intend to defend ourselves vigorously against any pending or future claims and litigation.

At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect our reputation, even if resolved in our favor.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Shares of our common stock, no par value, are traded on the NASDAQ Global Select Market under the symbol "MYFW".

Holders of Record

As of March 9, 2022, there were approximately 128 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2021, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
	Number of securities to be		Number of securities
	issued upon exercise of		remaining available for future
	outstanding options or		issuance under equity
	vesting of outstanding	Weighted average exercise price of outstanding options	compensation plans (excluding
Plan Category	restricted stock grants		securities reflected in column (A)
Equity compensation plans approved by shareholders	755,624	$29.21	334,534
Equity compensation plans not approved by shareholders	—	—	—
Total	755,624		334,534

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
October 1, 2021 through October 31, 2021	—	$—	—	399,574
November 1, 2021 through November 30, 2021	1,591	31.17	—	399,574
December 1, 2021 through December 31, 2021(2)	—	—	—	—

(1)	These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase under the 2020 Repurchase Plan. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
(2)	The 2020 Repurchase Plan expired in November 2021.

ITEM 6: [Reserved]

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

From 2004, when we opened our first profit center, until December 31, 2021, we have expanded our footprint into fifteen full service profit centers, two loan production offices, and two trust offices located across four states. Following the completion of the Teton Financial Services, Inc. (“Teton”) acquisition in the fourth quarter of 2021, we added three full service profit centers in Jackson Hole, Pinedale, and Rock Springs, Wyoming. As of and for the year ended December 31, 2021, we had $2.53 billion in total assets, $95.4 million in total revenues and provided fiduciary and advisory services on $7.35 billion of assets under management ("AUM").

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

A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA PPP lender and participated in all rounds of the program.

The last round of program funds were depleted in early May 2021.  With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company.  Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in early second quarter of 2021. As of December 31, 2021, we have received forgiveness payments of $236.3 million from the SBA and have 134 PPP loans for a total of $46.8 million with an average loan size of $0.3 million remaining.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. The Company had sixty-nine loans across multiple industries in the amount of $130.4 million of loans that took part in the Company’s COVID loan modification program. As of December 31, 2021, the modification periods have ended for all loans in the loan modification program and all loans were performing according to Bank policy.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2021, the Company had five loans with a balance held by the Bank of $6.8 million.

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

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages, origination fees, less commissions to loan originators, document review and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC") and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold and market conditions.
●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for MSLP, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.
●	Net gain on equity interests—gain on sale of equity securities and other assets sold. Net gain on sale of securities/assets are primarily impacted by the amount of securities/assets sold, the type of securities/assets sold and market conditions.
●	Other—non-operating income generated through a transition services agreement with the buyer of the Los Angeles (“LA”) fixed income team.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to building and land maintenance, leasing our office space, depreciation charges for the buildings, building improvements, furniture, fixtures and equipment, amortization of leasehold improvements, utilities and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.

●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets, including client lists, core deposit intangibles, and other similar items recognized in connection with acquisitions.
●	Net loss on assets held for sale—represents the fair value adjustment on assets being sold or business lines being divested.
●	Provision for other real estate owned—represents the fair value adjustment for other real estate owned ("OREO").
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

Operating Segments

The Company’s reportable segments consist of Wealth Management and Mortgage. We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the Wealth Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 18 - Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2021, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Acquisitions and Divestitures

On July 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or “Teton Acquisition”) with Teton, parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Teton would merge into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the merger, Rocky Mountain Bank would merge with and into the Bank, with the Bank surviving the bank merger. The transaction successfully closed on December 31, 2021. See Note 2 – Acquisitions of the accompanying Notes to the Consolidated Financial Statements for additional information.

On September 18, 2020, the Company entered into an agreement to sell its LA fixed income team and certain related advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC. On November 13, 2020, the Company completed the sale. On an ongoing basis, the sale of the LA fixed income team is expected to be earnings neutral to the Company, as the revenue decrease will be approximately in-line with the expected expense reduction. The sale is not expected to have an impact on Bank clients but reduced the Company’s assets under management by $330.6 million during 2020. As a result of the sale, the Company evaluated its reportable segments and determined the remaining assets following the sale in the Capital Management segment no longer meet the thresholds of income before income tax to be a reportable segment. The residual assets that remained in the Capital Management segment are now included in the Wealth Management segment.

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

Results of Operations

Overview

The year ended December 31, 2021 compared with the year ended December 31, 2020. For the year ended December 31, 2021, we reported net income available to common shareholders of $20.6 million, compared to net income available to common shareholders for December 31, 2020 of $24.5 million, a $3.9 million, or 16.0% decrease. For the year ended December 31, 2021, our income before income tax was $27.3 million, a $5.8 million, or 17.5%, decrease from December 31, 2020. The decrease was primarily driven by a $13.2 million decrease in net gain on mortgage loans and an $8.6 million increase in non-interest expense, partially offset by a $13.9 million increase in net interest income, after provision for loan losses. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in non-interest expense was primarily driven by acquisition related costs from the Teton Acquisition and an increase in personnel expense to support the growth in the balance sheet. The increase in net interest income was due to an increase in average loan balances and a reduction in our average cost of funds.

Net Interest Income

The year ended December 31, 2021 compared with the year ended December 31, 2020. For the year ended December 31, 2021, compared to the year ended December 31, 2020, net interest income, before the provision for loan losses, increased $10.4 million, or 22.6%, to $56.5 million. This increase was driven by a $275.4 million increase in average loans outstanding and a 19 bps decrease in the average cost of funds, partially offset by a decrease in our average yield on loans to 3.81% for the year ended December 31, 2021 from 3.94% for the year ended December 31, 2020. For the year ended December 31, 2021, our net interest margin was 2.99% and our net interest spread was 2.87%. For the year ended December 31, 2020, our net interest margin was 3.09% and our net interest spread was 2.92%.

The increase in average loans outstanding for the year ended December 31, 2021 compared to the same periods in 2020 was primarily due to organic growth. Net interest income is also impacted by changes in the amount and type of interest-earning assets and interest-bearing liabilities. To evaluate net interest income, we measure and monitor the yields on our loans and other interest-earning assets and the costs of our deposits and other funding sources.

Interest income on our available-for-sale securities portfolio decreased as a result of lower average investment balances for the year ended December 31, 2021 compared to the same period in 2020. Our average available-for-sale securities balance during the year ended December 31, 2021 was $30.9 million, a decrease of $14.6 million from the year ended December 31, 2020. The impact of the reduction in average balances was partially offset by a higher average yield on the securities portfolio.

Interest expense on deposits decreased during the year ended December 31, 2021 compared to the same period in 2020. Average rates on interest bearing deposits decreased 30 basis points, consistent with the lower interest rate environment. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $211.8 million compared to the prior year.

The following presents an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of and For the Year Ended December 31,
	2021			2020
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$261,752	$397	0.15%	$129,670	$458	0.35%
Federal funds sold	1,491	—	—	—	—	—
Available-for-sale securities(2)	30,885	770	2.49	45,466	878	1.93
Loans(3)	1,594,084	60,758	3.81	1,318,648	51,998	3.94
Interest-earning assets(4)	1,888,212	61,925	3.28	1,493,784	53,334	3.57
Mortgage loans held for sale(5)	88,651	2,490	2.81	80,469	2,388	2.97
Total interest-earning assets, plus mortgage loans held for sale	1,976,863	64,415	3.26	1,574,253	55,722	3.54
Allowance for loan losses	(12,763)			(9,945)
Noninterest-earning assets	95,808			94,935
Total assets	$2,059,908			$1,659,243
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,187,941	3,482	0.29	$976,108	5,794	0.59
FHLB and Federal Reserve borrowings	103,925	385	0.37	122,773	584	0.48
Subordinated notes	29,232	1,549	5.30	13,812	854	6.18
Total interest-bearing liabilities	1,321,098	5,416	0.41	1,112,693	7,232	0.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	550,683			383,271
Other liabilities	18,651			21,402
Total noninterest-bearing liabilities	569,334			404,673
Shareholders’ equity	169,476			141,877
Total liabilities and shareholders’ equity	$2,059,908			$1,659,243
Net interest rate spread(6)			2.87			2.92
Net interest income(7)		$56,509			$46,102
Net interest margin(8)			2.99			3.09
(1)	Average balance represents daily averages, unless otherwise noted.
(2)	Available-for-sale securities represents monthly averages.
(3)	Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)	Tax-equivalent yield adjustments are immaterial.
(5)	Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line of the income statement. These balances are excluded from the margin calculations in these tables.
(6)	Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)	Net interest income is the difference between income earned on interest-earning assets, which does not include interest earned on mortgage loans held for sale, and expense paid on interest-bearing liabilities.
(8)	Net interest margin is equal to net interest income divided by average interest-earning assets (excluding mortgage loans held for sale).

The following presents the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held for sale), and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume.

	Year Ended December 31, 2021
	Compared to 2020
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
(Dollars in thousands)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$201	$(262)	$(61)
Available-for-sale securities	(364)	256	(108)
Loans	10,498	(1,738)	8,760
Total increase (decrease) in interest income	$10,335	$(1,744)	$8,591
Interest-bearing liabilities:
Interest-bearing deposits	621	(2,933)	(2,312)
FHLB and Federal Reserve borrowings	(70)	(129)	(199)
Subordinated notes	817	(122)	695
Total increase (decrease) in interest expense	$1,368	$(3,184)	$(1,816)
Increase in net interest income	$8,967	$1,440	$10,407

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the years ended December 31, 2021 and 2020, we recorded $1.2 million and $4.7 million, respectively, of provision for loan losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Income

The year ended December 31, 2021 compared with the year ended December 31, 2020. For the year ended December 31, 2021 compared to the year ended December 31, 2020, non-interest income decreased $11.0 million, or 21.6%, to $40.2 million. The decrease in non-interest income was primarily a result of a $13.2 million decrease in net gain on mortgage loans, compared to the same period in 2020.

The following presents the significant categories of our non-interest income for the year ended December 31, 2021 and 2020.

	Year Ended
	December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest income:
Trust and investment management fees	$20,220	$19,022	$1,198	6.3%
Net gain on mortgage loans	16,060	29,276	(13,216)	(45.1)
Bank fees	1,847	1,320	527	39.9
Risk management and insurance fees	1,120	1,199	(79)	(6.6)
Income on company-owned life insurance	354	363	(9)	(2.5)
Net gain on equity interests	489	—	489	*
Other	60	—	60	*
Total non-interest income	$40,150	$51,180	$(11,030)	(21.6)

________________

*Not meaningful

Trust and investment management fees— For the year ended December 31, 2021 compared to the same period in 2020, our trust and investment management fees increased by $1.2 million, or 6.3%, to $20.2 million. The increase is driven by asset growth, partially offset by a reduction in trust and investment management fees generated by the LA Fixed Income team that was sold in November 2020.

Net gain on mortgage loans— For the year ended December 31, 2021 compared to the year ended December 31, 2020, our net gain on mortgage loans decreased by $13.2 million, or 45.1%, to $16.1 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new interest rate locks with clients associated with the decrease in refinance activity.

Bank fees— For the year ended December 31, 2021 compared to the same period in 2020, our bank fees increased by $0.5 million or 39.9%. The increase was driven by servicing fees related to participation in the MSLP as well as increased activity consistent with the growth of the loan portfolio.

Net gain on equity interests— For the year ended December 31, 2021, the Company recognized a net gain on equity interests of $0.5 million.

Non-Interest Expense

The year ended December 31, 2021 compared with the year ended December 31, 2020. The increase in non-interest expense of 14.5% to $68.1 million for the year ended December 31, 2021, was primarily due to $4.1 million in acquisition related costs incurred as a result of the Teton Acquisition. The remaining increase is primarily due to increased salaries and employee benefits commensurate with and to support the increased production and revenues in the Wealth Management segment.

The following presents the impact from mergers and acquisitions activity for the periods noted:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Mergers and acquisitions expense:
Salaries and employee benefits	$547	$13
Occupancy and equipment	—	108
Professional services	1,118	477
Technology and information systems	—	19
Data processing	2,428	47
Other	8	20
Total mergers and acquisitions expense	$4,101	$684

The following presents the significant categories of our non-interest expense for the periods noted:

	Year Ended
	December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Non-interest expense:
Salaries and employee benefits	$40,746	$34,785	$5,961	17.1%
Occupancy and equipment	5,990	6,009	(19)	(0.3)
Professional services	6,473	5,035	1,438	28.6
Technology and information systems	3,707	4,035	(328)	(8.1)
Data processing	6,327	4,000	2,327	58.2
Marketing	1,613	1,478	135	9.1
Amortization of other intangible assets	17	14	3	21.4
Net loss on assets held for sale	—	553	(553)	*
Provision on other real estate owned	—	176	(176)	*
Other	3,276	3,452	(176)	(5.1)
Total non-interest expense	$68,149	$59,537	$8,612	14.5

*Not meaningful

Salaries and employee benefits—The increase in salaries and employee benefits of $6.0 million, or 17.1%, was primarily related to an increase in staffing and compensation and employee benefits commensurate with increased production and revenues in the Wealth Management segment.

Professional Services—The increase in professional services of $1.4 million, or 28.6%, was driven by acquisition related expenses of $1.1 million, additional expenses related to the PPP program, and additional FDIC insurance expense related to our balance sheet growth.

Data processing—The increase in data processing costs of $2.3 million, or 58.2%, was primarily driven by $2.4 million in acquisition related expenses as a result of the Teton Acquisition in the fourth quarter of 2021.

Net loss on assets held for sale—The net loss on assets held for sale of $0.6 million in 2020 was attributable to the completion of the sale of assets and related net loss taken on the sale of the LA fixed income team.

Income Tax

During the year ended December 31, 2021, the Company recorded an income tax provision of $6.7 million, reflecting an effective tax rate 24.5%. During the year ended December 31, 2020, the Company recorded an income tax provision of $8.5 million, reflecting an effective tax rate of 25.8%.

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

The following presents key metrics related to our segments:

	Year Ended December 31, 2021
	Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated
Income(1)	$79,310	$16,119	$95,429
Income before taxes	21,378	5,902	27,280
Profit margin	27.0%	36.6%	28.6%

	Year Ended December 31, 2020
	Wealth
(Dollars in thousands)	Management	Mortgage	Consolidated
Income(1)	$63,256	$29,344	$92,600
Income before taxes	12,086	20,977	33,063
Profit margin	19.1%	71.5%	35.7%
(1)	Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and for the periods presented:

Wealth Management

	As of and for the Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$61,925	$53,334	$8,591	16.1%
Total interest expense	5,416	7,232	(1,816)	(25.1)
Provision for loan losses	1,230	4,682	(3,452)	(73.7)
Net interest income, after provision for loan losses	55,279	41,420	13,859	33.5
Non-interest income	24,031	21,836	2,195	10.1
Total income	79,310	63,256	16,054	25.4
Depreciation and amortization expense	1,147	1,035	112	10.8
All other non-interest expense	56,785	50,135	6,650	13.3
Income before income tax	$21,378	$12,086	$9,292	76.9
Goodwill	$30,588	$24,191	$6,397	26.4
Total assets	2,494,207	1,798,416	695,791	38.7

The Wealth Management segment reported income before income tax of $21.4 million for the year ended December 31, 2021, compared to $12.1 million, for the same period in 2020. The increase in net interest income, after provision for loan losses is primarily driven by an increase in average loans outstanding, a decrease in average cost of funds, and a decrease in provision for loan losses. Non-interest income primarily increased due to increasing assets under management resulting in increased trust and investment management fees. Non-interest expense increased due to $4.1 million in acquisition related expenses as well as increases in salaries and employee benefits with additional staffing and compensation to support the growth of the organization. During the year ended December 31, 2021, average loans increased $275.4 million and the cost of funds decreased to 0.29% from 0.48% compared to the year ended December 31, 2020.

Mortgage

	As of and for the Year Ended December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	16,119	29,344	(13,225)	(45.1)
Total income	16,119	29,344	(13,225)	(45.1)
Depreciation and amortization expense	53	70	(17)	(24.3)
All other non-interest expense	10,164	8,297	1,867	22.5
Income before income tax	$5,902	$20,977	$(15,075)	(71.9)
Total assets	$33,282	$175,239	$(141,957)	(81.0)

The Mortgage segment reported income before income tax of $5.9 million for the year ended December 31, 2021, compared to $21.0 million for the same period in 2020. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity.

Financial Condition

The following presents our condensed Consolidated Balance Sheets as of the dates presented:

	December 31,	December 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$386,983	$155,989	$230,994	148.1%
Investments	56,211	36,666	19,545	53.3
Loans	1,949,137	1,532,833	416,304	27.2
Allowance for loan losses	(13,732)	(12,539)	(1,193)	9.5
Loans, net of allowance	1,935,405	1,520,294	415,111	27.3
Mortgage loans held for sale	30,620	161,843	(131,223)	(81.1)
Goodwill and other intangible assets, net	31,902	24,258	7,644	31.5
Company-owned life insurance	15,803	15,449	354	2.3
Other assets	70,450	59,156	11,294	19.1
Assets held for sale	115	—	115	*
Total assets	$2,527,489	$1,973,655	$553,834	28.1

Deposits	$2,205,703	$1,619,910	$585,793	36.2
Borrowings	77,660	173,854	(96,194)	(55.3)
Other liabilities	25,085	24,929	156	0.6
Total liabilities	2,308,448	1,818,693	489,755	26.9
Total shareholders’ equity	219,041	154,962	64,079	41.4
Total liabilities and shareholders’ equity	$2,527,489	$1,973,655	$553,834	28.1

*Not meaningful

Cash and cash equivalents increased by $231.0 million, or 148.1%, to $387.0 million as of December 31, 2021 compared to December 31, 2020. The increase in liquidity was driven by organic growth in deposits and a reduction in mortgage loans held for sale, along with cash and cash equivalents acquired through the Teton Acquisition.

Investments increased by $19.5 million, or 53.3%, to $56.2 million as of December 31, 2021 compared to December 31, 2020. The increase is due to available-for-sale securities acquired through the Teton Acquisition.

Loans, net of allowance increased by $415.1 million, or 27.3%, to $1.94 billion as of December 31, 2021 compared to December 31, 2020. The increase was driven by organic growth and the Teton Acquisition. We experienced growth in all categories excluding PPP loans which are included in the Cash, Securities and Other category.

Mortgage loans held for sale decreased $131.2 million, or 81.1%, to $30.6 million as of December 31, 2021 compared to December 31, 2020. The decrease was driven by a decrease in loan origination volume primarily driven by a slowdown in new mortgage loan origination volume associated with the decrease in refinance activity.

Goodwill and other intangible assets, net increased by $7.6 million, or 31.5%, to $31.9 million as of December 31, 2021 compared to December 31, 2020. The increase was driven by the recording of $6.4 million in goodwill and $1.2 million of core deposit intangibles related to the Teton Acquisition.

Other assets increased by $11.3 million, or 19.1%, to $70.5 million as of December 31, 2021 compared to December 31, 2020. This was primarily related to the acquisition of buildings and land related to the Teton Acquisition of $17.8 million, partially offset by a $8.4 million decrease in unfunded mortgage IRLC.

Deposits increased $585.8 million, or 36.2%, to $2.21 billion as of December 31, 2021 compared to December 31, 2020. The increase was primarily attributable to the Teton Acquisition and an increase in non-interest bearing and money market deposits resulting from inflows from commercial depositors and higher deposit balances across the Company’s clientele due to the improving economic and business environment.

Money market deposit accounts increased $209.2 million, or 24.7%, to $1.06 billion as of December 31, 2021 compared to December 31, 2020. Time deposit accounts decreased $2.2 million, or 1.3%, to $170.5 million as of December 31, 2021. Negotiable order of withdrawal ("NOW") accounts increased $196.9 million, or 174.2%, to $309.9 million compared to December 31, 2020.

Borrowings decreased $96.2 million, or 55.3%, to $77.7 million as of December 31, 2021 compared to December 31, 2020. The decrease is primarily attributed to a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances.

Total shareholders’ equity increased $64.1 million, or 41.4%, to $219.0 million as of December 31, 2021. The increase is primarily due to the Teton Acquisition and net income of $20.6 million for the year ended December 31, 2021.

Assets Under Management

	Year Ended
	December 31,
(Dollars in millions)	2021	2020
Managed Trust Balance at Beginning of Period	$1,890	$1,750
New relationships	27	17
Closed relationships	(2)	(12)
Contributions	62	98
Withdrawals	(192)	(119)
Acquisitions	184	—
Market change, net	235	156
Ending Balance	$2,204	$1,890
Yield*	0.15%	0.17%

Directed Trust Balance at Beginning of Period	$951	$989
New relationships	131	18
Closed relationships	(7)	(6)
Contributions	52	42
Withdrawals	(26)	(96)
Acquisitions	133	—
Market change, net	75	4
Ending Balance	$1,309	$951
Yield*	0.07%	0.08%

Investment Agency Balance at Beginning of Period	$1,840	$2,009
New relationships	75	179
Closed relationships(2)	(77)	(451)
Contributions	269	268
Withdrawals	(216)	(231)
Market change, net	172	66
Ending Balance	$2,063	$1,840
Yield*	0.68%	0.73%

Custody Balance at Beginning of Period	$518	$452
New relationships	—	7
Closed relationships	(2)	(4)
Contributions	81	105
Withdrawals	(26)	(82)
Market change, net	62	40
Ending Balance	$633	$518
Yield*	0.03%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,056	$988
New relationships	8	23
Closed relationships	(122)	(60)
Contributions	110	133
Withdrawals	(110)	(85)
Market change, net	201	57
Ending Balance(1)	$1,143	$1,056
Yield*	0.14%	0.15%

Total Assets Under Management at Beginning of Period	$6,255	$6,188
New relationships	241	244
Closed relationships(2)	(210)	(533)
Contributions	574	646
Withdrawals	(570)	(613)
Acquisitions	317	—
Market change, net	745	323
Total Assets Under Management	$7,352	$6,255
Yield*	0.28%	0.30%

*Trust and investment management fees divided by period-end balance.

(1)AUM reported for the current period are one quarter in arrears.

(2)Sale of LA fixed income team resulted in closed accounts of $330.6 million in 2020.

Assets under management increased $1.10 billion, or 17.5%, to $7.35 billion for the year ended December 31, 2021. The increase was primarily attributable to improving market conditions resulting in an increase in the value of assets under management balances and the Teton Acquisition.

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

The following presents the amortized cost and estimated fair value of our investment securities as of December 31, 2021:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	26,611	185	(146)	26,650
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	14,400	43	—	14,443
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	878	—	—	878
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,492	23	(18)	1,497
Other	649	—	—	649
Total securities available-for-sale	$55,915	$478	$(182)	$56,211

The following presents the amortized cost and estimated fair value of our investment securities as of December 31, 2020:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage -backed securities—residential	23,806	798	—	24,604
FNMA mortgage-backed securities—residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

The following tables represent the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of December 31, 2021. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2021
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
U.S. Government agency	506	0.02	164	*		1,190	0.04	1,662	0.07
Corporate bonds	—	—	—	—		8,113	0.71	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	26,611	0.92
FNMA mortgage-backed securities - residential	—	—	176	0.01		2,183	0.10	12,041	0.36
Government CMO and MBS - commercial	—	—	202	0.01		—	—	676	0.04
Corporate CMO and MBS	—	—	—	—		33	*	1,459	0.07
Other	649	*	—	—		—	—	—	—
Total available-for-sale	$1,155	0.02%	$792	0.02%		$11,519	0.85%	$42,449	1.46%

* Not meaningful

	Maturity as of December 31, 2020
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$250	0.02%	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,250	0.17	—	—	4,750	0.60
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	23,806	1.59
FNMA mortgage-backed securities - residential	—	—	—	—	—	—	1,616	0.10
Corporate CMO and MBS	—	—	—	—	43	*	4,035	0.31
Total available-for-sale	$250	0.02%	$1,250	0.17%	$43	—%	$34,207	2.60%

* Not meaningful

As of December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2021 and December 31, 2020, we had mortgage loans held for sale of $30.6 million and $161.8 million, respectively, in residential mortgage loans we originated.

Loan balances include the impacts of PPP and the Branch Acquisition. See Note 2 - Acquisitions of the accompanying Notes to Consolidated Financial Statements for additional information.

As of December 31, 2021, the Company has $46.8 million in PPP loans outstanding with $0.7 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two-year period, however if a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. For PPP balances not forgiven, the remaining net fee is extended and amortized over a 5-year payback period.

The following presents our loan portfolio by type of loan as of the dates indicated, in thousands:

	As of December 31,
	2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities and Other	$295,948	15.2%	$357,020	23.3%
Construction and Development	178,716	9.1	131,111	8.5
1-4 Family Residential	580,872	29.7	455,038	29.7
Non-Owner Occupied CRE	482,622	24.7	281,943	18.4
Owner Occupied CRE	212,426	10.9	163,042	10.6
Commercial and Industrial	203,584	10.4	146,031	9.5
Total loans held for investment(1)	$1,954,168	100.0%	$1,534,185	100.0%
Mortgage loans held for sale	$30,620		$161,843
(1)	Loans held for investment exclude deferred costs/(fees) and unamortized premiums/(unaccreted discounts), net of ($5.0) million and ($1.4) million as of December 31, 2021 and 2020, respectively.
●	Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $46.8 million and $142.9 million as of December 31, 2021 and 2020, respectively.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.

●	Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $6.8 million and $6.6 million as of December 31, 2021 and 2020, respectively, are included in this category.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred costs (fees), and unamortized premiums/(unaccreted discounts), as of the date indicated are summarized in the following tables:

	As of December 31, 2021
	One Year		One Through		Five Through	After
(Dollars in thousands)	or Less		Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities and Other	$136,298	(1)	$148,889	(1)	$5,561	$5,200	$295,948
Construction and Development	74,111		96,817		7,788	—	178,716
1-4 Family Residential	24,824		126,681		33,085	396,282	580,872
Non-Owner Occupied CRE	66,036		275,057		125,330	16,199	482,622
Owner Occupied CRE	5,255		66,656		129,890	10,625	212,426
Commercial and Industrial	46,742		107,596		49,246	—	203,584
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
Amounts with fixed rates	$120,549		$506,040		$253,223	$26,682	$906,494
Amounts with floating rates	232,717		315,656		97,677	401,624	1,047,674
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168

(1) Includes PPP loans.

	As of December 31, 2020
	One Year	One Through		Five Through	After
(Dollars in thousands)	or Less	Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities and Other	$90,053	$259,611	(1)	$6,246	$1,110	$357,020
Construction and Development	78,900	50,703		1,508	—	131,111
1-4 Family Residential	41,211	78,359		33,682	301,786	455,038
Non-Owner Occupied CRE	25,801	175,476		80,666	—	281,943
Owner Occupied CRE	8,355	54,403		100,284	—	163,042
Commercial and Industrial	47,397	68,607		30,027	—	146,031
Total loans	$291,717	$687,159		$252,413	$302,896	$1,534,185
Amounts with fixed rates	$76,130	$469,155		$200,111	$5,438	$750,834
Amounts with floating rates	215,587	218,004		52,302	297,458	783,351
Total loans	$291,717	$687,159		$252,413	$302,896	$1,534,185

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

The Company had sixty-nine loans across multiple industries in the amount of $130.4 million of loans that took part in the Company’s COVID loan modification program. No loans in the loan modification program were delinquent according to Bank policy as of December 31, 2021. No loans were still in the modification period as of December 31, 2021. As of December 31, 2020, the Company’s loans included two modified loans, which were still in the modification period, across multiple industries in the amount of $2.1 million, representing 0.13% of total loans.

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2021, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

The amount of lost interest for non-accrual loans was $0.2 million for each of the years ended December 31, 2021 and 2020.

We had $4.3 million in non-performing assets as of December 31, 2021 and December 31, 2020.

The following presents information regarding non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2021	2020
Non-accrual loans by category (1)
Cash, Securities and Other	$8	$50
Construction and Development	—	—
1-4 Family Residential	75	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	1,241	479
Commercial and Industrial	2,938	3,529
Total non-accrual loans	4,262	4,058
TDRs still accruing	55	—
Accruing loans 90 or more days past due	10	—
Total non-performing loans	4,327	4,058
OREO	—	194
Total non-performing assets	$4,327	$4,252
Non-accrual loans to total loans(2)	0.22%	0.26%
Non-performing loans to total loans(2)	0.22	0.26
Non-performing assets to total assets	0.17	0.22
Allowance for loan losses to non-accrual loans	322.20	308.99
Allowance for loan losses to non-performing loans	317.36	308.99
(1)	As of December 31, 2021, all but one non-accrual loan, totaling an immaterial amount, were also classified as TDRs. As of December 31, 2020, all but two non-accrual loans, totaling $0.5 million, were also classified as TDRs. See Note 5 – Loans and the Allowance for Loan Losses to the Consolidated Financial Statements.
(2)	Excludes mortgage loans held for sale of $30.6 million and $161.8 million as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and December 31, 2020 non-performing loans of $4.3 million and $4.1 million, respectively, were included in the substandard category in the table below. The following presents, by class and by credit quality indicator, the recorded investment in our loans as of the dates indicated:

	As of December 31, 2021				As of December 31, 2020
		Special				Special
(Dollars in thousands)	Pass	Mention	Substandard	Total	Pass	Mention	Substandard	Total
Cash, Securities and Other	$295,940	$—	$8	$295,948	$356,970	$—	$50	$357,020
Construction and Development	176,194	2,522	—	178,716	131,111	—	—	131,111
1-4 Family Residential	580,797	—	75	580,872	451,918	—	3,120	455,038
Non-Owner Occupied CRE	476,670	5,952	—	482,622	275,627	6,316	—	281,943
Owner Occupied CRE	210,493	—	1,933	212,426	161,850	—	1,192	163,042
Commercial and Industrial	198,368	401	4,815	203,584	140,432	—	5,599	146,031
Total	$1,938,462	$8,875	$6,831	$1,954,168	$1,517,908	$6,316	$9,961	$1,534,185

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. Excluding loans acquired through the Teton Acquisition, the portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 4.3% of our loan portfolio. We are actively reviewing our acquired loans for any exposure to high risk industries. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. While the length of time some of these businesses are unable to operate or operate at full capacity is unknown, it could have a significant impact on many factors that impact our borrowers and our reserve requirement. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of December 31, 2021.

The following presents summary information regarding our allowance for loan losses for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Average loans outstanding(1)(2)	$1,594,084	$1,318,648
Total loans outstanding at end of period(3)	$1,949,137	$1,532,833
Allowance for loan losses at beginning of period	$12,539	$7,875
Provision for loan losses	1,230	4,682
Charge-offs:
Cash, Securities and Other	44	31
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	44	31
Recoveries:
Cash, Securities and Other	7	13
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	7	13
Net charge-offs (recoveries)	37	18
Allowance for loan losses at end of period	$13,732	$12,539
Allowance for loan losses to total loans(4)	0.70%	0.82%
Net charge-offs to average loans(5)	—	—
(1)	Average balances are average daily balances.
(2)	Excludes average outstanding balances of mortgage loans held for sale of $88.7 million and $80.5 million for the years ended December 31, 2021 and 2020, respectively.
(3)	Excludes mortgage loans held for sale of $30.6 million and $161.8 million as of December 31, 2021 and 2020, respectively.
(4)	End of period loans as of December 31, 2021 includes $252.3 million in acquired loans and $46.8 million in PPP loans, of which $6.7 million are acquired PPP loans. No reserve is allocated for these loans. Excluding these loans would result in an increase of the ratio for the year ended December 31, 2021
(5)	For percentages shown as a dash, the ratio of net charge-offs to average loans is negligible or immaterial.

The following table represents the allocation of the allowance for loan losses among loan categories and other summary information. The allocation for loan losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The primary driver for the increase in the allowance from December 31, 2020 to December 31, 2021 was the loan portfolio growth. Additionally, the Company adjusted certain macro-economic factors based on continued signs of growth and recovery in the economy due to the COVID-19 pandemic.

	As of December 31,
	2021		2020
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,864	15.2%	$2,579	23.3%
Construction and Development	1,092	9.1	932	8.5
1-4 Family Residential	3,553	29.7	3,233	29.7
Non-Owner Occupied CRE	2,952	24.7	2,004	18.4
Owner Occupied CRE	1,292	10.9	1,159	10.6
Commercial and Industrial	2,979	10.4	2,632	9.5
Total allowance for loan losses	$13,732	100.0%	$12,539	100.0%
(1)	Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net, for the year ended December 31, 2021, increased $0.8 million from December 31, 2020.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $585.8 million, or 36.2%, to $2.21 billion as of December 31, 2021 from December 31, 2020. The increase was attributable to the Teton Acquisition and continued organic growth with new client accounts, as well as increased deposit balances within the existing deposit accounts, offset partially by intentional runoff of higher rate non-relationship deposits. Total average deposits for the year ended December 31, 2021 were $1.74 billion, an increase of $379.2 million, or 27.9%, compared to $1.36 billion as of December 31, 2020.

The following presents the average balances and average rates paid on deposits for the periods below:

	As of and For the Year Ended December 31,
	2021		2020
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$899,970	0.23%	$719,946	0.46%
NOW accounts	134,039	0.17	92,383	0.25
Uninsured time deposits	43,199	1.28	59,996	1.69
Other time deposits	104,637	0.63	98,231	1.28
Total time deposits	147,836	0.82	158,227	1.44
Savings accounts	6,096	0.03	5,552	0.08
Total interest-bearing deposits	1,187,941	0.29	976,108	0.59
Noninterest-bearing accounts	550,683		383,271
Total deposits	$1,738,624	0.20%	$1,359,379	0.43%

Average noninterest-bearing deposits to average total deposits was 31.7% and 28.2% for the year ended December 31, 2021 and 2020, respectively.

Our average cost of funds was 0.29% and 0.48% during the year ended December 31, 2021 and 2020, respectively. The decrease was driven by a 30 basis point reduction in interest bearing deposit costs consistent with the lower interest rate environment.

Total money market accounts as of December 31, 2021 were $1.06 billion, an increase of $209.2 million, or 24.7%, compared to $847.4 million as of December 31, 2020. NOW accounts increased $196.9 million, or 174.2%, to $309.9 million compared to December 31, 2020.

Total time deposits as of December 31, 2021 were $170.5 million, a decrease of $2.2 million, or 1.3%, compared to December 31, 2020.

The following presents the amount of certificates of deposit by time remaining until maturity as of December 31, 2021:

(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$4,931	$6,215	$16,069	$26,543	$53,758
Other	26,983	17,127	42,748	29,875	116,733
Total	$31,914	$23,342	$58,817	$56,418	$170,491

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2021 and December 31, 2020, borrowings totaled $77.7 million and $173.9 million, respectively. On August 31, 2021, the Company completed the issuance and sale of subordinated notes totaling $15.0 million. On December 22, 2021, the Company issued Notices of Redemption to debt holders totaling $6.6 million to be redeemed on January 2, 2022.

The decrease in other borrowings is primarily attributed to the paydown of loans in the Paycheck Protection Program Loan Facility from the Federal Reserve with a period end balance of $23.6 million. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates indicated:

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Borrowings
FHLB borrowings	$15,000	$15,000
Federal Reserve borrowings	23,629	134,563
Subordinated notes	39,031	24,291
Total	$77,660	$173,854

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2021 and December 31, 2020 amounted to $771.4 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $509.7 million as of December 31, 2021.

As of and for the
Year Ended
December 31,
(Dollars in thousands)	2021
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000
Balance outstanding at end of period	15,000
Average outstanding during the period	15,000
Average interest rate during the period	0.32%
Average interest rate at the end of the period	0.32

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2021 and 2020, there were no amounts outstanding on any of the federal funds lines.

On October 28, 2020, the Company entered into a Business Loan Agreement and associated Promissory Note (the “Note”), dated June 30, 2020, with a corresponding lending partner. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration (“IBA”) LIBOR plus 2.5%. As of December 31, 2020, there were no amounts outstanding and the borrowing capacity associated with this facility was $5.0 million. The Business Loan Agreement expired on June 30, 2021, in accordance with its terms, and was not renewed.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2021 and December 31, 2020, the Company was in compliance with the covenant requirements.

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

The following presents, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the period indicated.

	Average Percentage for the Year Ended	Average Percentage for the Year Ended
	December 31,	December 31,
	2021	2020
Sources of Funds:
Deposits:
Noninterest-bearing	26.73%	23.10%
Interest-bearing	57.67	58.83
FHLB and Federal Reserve borrowings	5.05	7.40
Subordinated notes	1.42	0.83
Other liabilities	0.90	1.29
Shareholders’ equity	8.23	8.55
Total	100.00%	100.00%
Uses of Funds:
Total loans	76.77%	78.87%
Available-for-sale securities	1.50	2.74
Mortgage loans held for sale	4.30	4.85
Interest-bearing deposits in other financial institutions	12.78	7.82
Noninterest-earning assets	4.65	5.72
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	31.67%	28.19%
Average loans to total average deposits	91.69	97.00
Average interest-bearing deposits to total average deposits	68.33	71.81

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $64.1 million, or 41.4%, to $219.0 million as of December 31, 2021 compared to December 31, 2020. The increase is primarily due to $39.8 million in equity issued as consideration for the Teton Acquisition and net income of $20.6 million.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. The 2020 Repurchase Plan expired in November 2021. During the year ended December 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase plan.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2021 and December 31, 2020, respectively, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. During the years ended December 31, 2021 and 2020, First Western made capital injections of $2.9 million and $10.0 million, respectively, into the Bank. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following presents our regulatory capital ratios for the dates noted.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$133,963	10.22%
Consolidated Company	188,777	10.54	131,507	9.96
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	203,164	11.40	133,963	10.22
Consolidated Company	188,777	10.54	131,507	9.96
Total capital to risk-weighted assets
Bank	217,215	12.19	146,853	11.20
Consolidated Company	242,388	13.54	168,957	12.80
Tier 1 capital to average assets
Bank	203,164	10.05	133,963	7.62
Consolidated Company	188,777	9.31	131,507	7.45

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

The following presents future contractual obligations to make future payments for the periods indicated (amounts in thousands):

	As of December 31, 2021
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$7,519	$10,000	$21,110	$—		$38,629
Subordinated notes	—	—	—	39,031	(1)	39,031
Time deposits	114,073	36,058	20,337	23		170,491
Minimum lease payments	3,461	6,274	2,776	2,168		14,679
Total	$125,053	$52,332	$44,223	$41,222		$262,830
(1)	Reflects contractual maturity dates of December 31, 2026, March 31, 2030, December 1, 2030, and September 1, 2031. Notice of early redemption has been provided for the subordinated notes due December 31, 2026.

The following presents financial instruments whose contract amounts represent credit risk, as of the dates indicated.

	December 31,		December 31,
	2021		2020
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$136,289	$442,035	$78,506	$360,883
Standby letters of credit	2,420	20,940	1,933	17,524
Commitments to make loans to sell	60,529	—	370,512	—
Commitments to make loans	16,256	14,920	24,225	25,316

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

The following presents the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario.

	As of December 31, 2021		As of December 31, 2020
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	11.85%	11.17%	9.04%	19.52%
200	9.31	11.43	5.77	16.02
100	4.88	7.78	2.73	9.58
Base	—	—	—	—
−100	(2.58)	(26.39)	(2.83)	(27.89)

The model simulations as of December 31, 2021 imply that our balance sheet is slightly more asset sensitive compared to our balance sheet as of December 31, 2020.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-57 of this Annual Report on Form 10-K.

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

First Western Financial, Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

March 15, 2022

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,487	$2,405
Federal funds sold	1,491	—
Interest-bearing deposits in other financial institutions	379,005	153,584
Total cash and cash equivalents	386,983	155,989

Available-for-sale securities, at fair value	56,211	36,666
Correspondent bank stock, at cost	2,584	2,552
Mortgage loans held for sale	30,620	161,843
Loans, net of allowance of $13,732 and $12,539	1,935,405	1,520,294
Premises and equipment, net	23,976	5,320
Accrued interest receivable	7,151	6,618
Accounts receivable	5,267	4,865
Other receivables	1,949	1,422
Other real estate owned, net	—	194
Goodwill and other intangible assets, net	31,902	24,258
Deferred tax assets, net	6,845	6,056
Company-owned life insurance	15,803	15,449
Other assets	22,678	32,129
Assets held for sale	115	—
Total assets	$2,527,489	$1,973,655

LIABILITIES
Deposits:
Noninterest-bearing	$636,304	$481,457
Interest-bearing	1,569,399	1,138,453
Total deposits	2,205,703	1,619,910
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	38,629	149,563
Subordinated notes	39,031	24,291
Accrued interest payable	355	453
Other liabilities	24,730	24,476
Total liabilities	2,308,448	1,818,693

SHAREHOLDERS’ EQUITY
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,419,271 and 7,951,773 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	188,629	144,703
Retained earnings	30,189	9,579
Accumulated other comprehensive income	223	680
Total shareholders’ equity	219,041	154,962
Total liabilities and shareholders’ equity	$2,527,489	$1,973,655

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$60,758	$51,998
Investment securities	770	878
Interest-bearing deposits in other financial institutions	397	458
Total interest and dividend income	61,925	53,334

Interest expense:
Deposits	3,482	5,794
Other borrowed funds	1,934	1,438
Total interest expense	5,416	7,232
Net interest income	56,509	46,102
Less: Provision for loan losses	1,230	4,682
Net interest income, after provision for loan losses	55,279	41,420

Non-interest income:
Trust and investment management fees	20,220	19,022
Net gain on mortgage loans	16,060	29,276
Bank fees	1,847	1,320
Risk management and insurance fees	1,120	1,199
Income on company-owned life insurance	354	363
Net gain on equity interests	489	—
Other	60	—
Total non-interest income	40,150	51,180
Total income before non-interest expense	95,429	92,600

Non-interest expense:
Salaries and employee benefits	40,746	34,785
Occupancy and equipment	5,990	6,009
Professional services	6,473	5,035
Technology and information systems	3,707	4,035
Data processing	6,327	4,000
Marketing	1,613	1,478
Amortization of other intangible assets	17	14
Net loss on assets held for sale	—	553
Provision for other real estate owned	—	176
Other	3,276	3,452
Total non-interest expense	68,149	59,537
Income before income taxes	27,280	33,063
Income tax expense	6,670	8,529
Net income available to common shareholders	$20,610	$24,534
Earnings per common share:
Basic	$2.58	$3.11
Diluted	2.50	3.08

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2021	2020
Net income	$20,610	$24,534
Other comprehensive (loss)/income items, net of tax effect:
Net change in unrealized (losses)/gains on available-for-sale securities	(457)	844
Comprehensive income	$20,153	$25,378

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Retained	Accumulated
	Shares	Additional	Earnings	Other
	Common	Paid-In	(Accumulated	Comprehensive
	Stock	Capital	Deficit)	Income (Loss)	Total
Balance, December 31, 2019	7,940,168	$142,797	$(14,955)	$(164)	$127,678

Net income	—	—	24,534	—	24,534
Other comprehensive income, net of tax	—	—	—	844	844
Settlement of share awards	34,710	(261)	—	—	(261)
Share repurchase	(23,105)	(377)	—	—	(377)
Stock-based compensation	—	2,544	—	—	2,544
Balance, December 31, 2020	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	20,610	—	20,610
Other comprehensive loss, net of tax	—	—	—	(457)	(457)
Settlement of share awards	58,884	(501)	—	—	(501)
Issuance of common stock for Teton Acquisition	1,337,791	39,818			39,818
Options exercised	70,823	1,706	—	—	1,706
Stock-based compensation	—	2,903	—	—	2,903
Balance, December 31, 2021	9,419,271	$188,629	$30,189	$223	$219,041

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$20,610	$24,534
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	131	442
Stock dividends received on correspondent bank stock	(76)	(17)
Provision for loan losses	1,230	4,682
Net gain on mortgage loans	(16,060)	(29,276)
Origination of mortgage loans held for sale	(1,263,346)	(1,331,989)
Proceeds from mortgage loans	1,417,808	1,238,881
Depreciation and amortization	1,273	1,117
Provision for other real estate owned	—	176
Deferred income tax benefits, net of valuation allowance	(668)	(1,300)
Increase in cash surrender value of company-owned life insurance	(354)	(363)
Loss on assets held for sale	—	553
Stock-based compensation	2,903	2,544
Gain on equity interests	(489)	—
Loss/(Gain) on sale of assets	27	(43)
Net changes in operating assets and liabilities:
Change in accounts receivable	(247)	355
Change in accrued interest receivable and other assets	1,254	(4,473)
Change in accrued interest payable and other liabilities	1,852	858
Net cash provided by/(used in) operating activities	165,848	(93,319)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	16,241	28,639
Purchases	(17,667)	(6,000)
Purchases of correspondent bank stock	(1)	(1,950)
Redemption of correspondent bank stock	973	—
Contributions to low-income housing tax credit investments	(2,087)	—
Loan and note receivable originations and principal collections, net	(162,900)	(414,486)
Purchases of premises and equipment	(2,108)	(1,205)
Proceeds from sale of premises and equipment	—	10
Proceeds from sale of other real estate owned	194	288
Net cash received/(paid) on acquisitions	120,997	(61,316)
Net cash used in investing activities	(46,358)	(456,020)
Cash flows from financing activities
Net change in deposits	206,566	470,046
Payments to Federal Home Loan Bank borrowings	—	(30,000)
Proceeds from Federal Home Loan Bank borrowings	—	35,000
Payments to Federal Reserve borrowings	(194,608)	(69,750)
Proceeds from Federal Reserve borrowings	83,674	204,313
Proceeds from subordinated notes, net of issuance costs	14,667	17,719
Proceeds from the exercise of stock options	1,706	—
Repurchase of common stock	—	(377)
Settlement of restricted stock	(501)	(261)
Net cash provided by financing activities	111,504	626,690

Net change in cash and cash equivalents	230,994	77,351
Cash and cash equivalents, beginning of year	155,989	78,638
Cash and cash equivalents, end of period	$386,983	$155,989
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$5,514	$7,078
Income tax payment, net of refunds received	6,336	11,763
Cash paid for lease liabilities	5,287	5,659
Supplemental noncash disclosures:
Common stock issued for Teton acquisition	39,818	—
Reclass of held for sale assets, net of liabilities	—	(2,990)
Contingent asset resulting from sale of held for sale assets	—	3,062
Change in unrealized (loss)/gain on available-for-sale securities	(620)	1,113
Lease right-of-use-asset obtained in exchange for lease liabilities	2,262	3,600

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

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the "Bank") and  Ryder, Stilwell Inc. ("RSI"). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly-owned by FWFI: First Western Merger Corporation ("Merger Corp.") and RRI, LLC ("RRI"). RSI and RRI are not active operating entities.

The Company provides a fully-integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), and Wyoming (Jackson Hole, Laramie, Pinedale and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.

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

Business Combinations and Divestitures: On December 31, 2021, the Company completed an Agreement and Plan of Merger (the “Merger Agreement” or “Teton Acquisition”) with Teton Financial Services, Inc. (“Teton”), parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. Management concluded that the merger represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s consolidated financial statements as of the acquisition date.

On November 13, 2020, the Company completed the sale of its Los Angeles fixed income team and certain related advisory and sub-advisory arrangements to Lido Advisors, LLC and Oakhurst Advisors, LLC.  As a result of this transaction, the Company recorded a contingent consideration asset with an initial fair value estimated at $3.1 million to be received in quarterly payments over three years and a portion will be received in perpetuity. The asset is carried at its net present value in our Other assets line item of the Consolidated Balance Sheets.

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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2021 and December 31, 2020, 76.1% and 66.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: Investments we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. As of December 31, 2021 and 2020, all investment securities were classified as available-for-sale. As of December 31, 2021, equity mutual funds have been recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Other line of the Consolidated Statements of Income.

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

Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to loss on securities, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of December 31, 2021 and 2020, no securities were determined to be other-than-temporarily impaired.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Correspondent Bank Stock: Correspondent bank stock includes stock in the Federal Home Loan Bank of Topeka ("FHLB"), Federal Reserve Bank ("FRB"), and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB and FRB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB and FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2021 and 2020. Both cash and stock dividends are reported as income when received.

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

Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs and recoveries, net of deferred costs (fees) and unamortized premiums/(unaccreted discounts), and the allowance for loan losses. Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees, net of certain direct origination costs on commitments and letters of credit, are amortized to interest income over the commitment period.

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

During 2021, the Company’s loan portfolio included 69 loans totaling $130.4 million, which participated in the Company’s COVID-19 loan modification program. As of December 31, 2021, the deferral period has ended for all loans previously modified and payments have resumed under the original terms.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as TDRs. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of December 31, 2021 and 2020. In accordance with that guidance, the Company is recognizing interest income on all loans modified for temporary payment moratoriums. See Note 5 - Loans and the Allowance for Loan Losses for further discussion on our loan modification program.

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2021 and 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in industries we believe may be more impacted by the pandemic, for instance those loans where there may be a greater than 50% probability of a downgrade, covenant violation, or 20% reduction in collateral position. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2021 and 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

We are closely monitoring the changing dynamics in the economy and the client impact driven by the COVID-19 pandemic. We have intensified our portfolio management, focusing on higher impacted industries and commercial property types. Excluding loans acquired through the Teton Acquisition, the portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation and restaurants, is less than 4.3% of our loan portfolio. We are actively reviewing our acquired loans for any exposure to high risk industries. The Company has increased our loan level reviews and portfolio monitoring to address the changing environment and continues to engage in more frequent communication with these borrowers to better understand the impact on our borrower’s cash flows and respond proactively. During the year ended December 31, 2020, the Company increased its allowance to account for the additional variability surrounding the loan modifications and increased economic uncertainty related to the COVID-19 pandemic. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan losses.

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

The allowance for loan losses is comprised of specific loan loss reserves and general loan loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general loan loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general loan loss reserve is based on historical loss experiences adjusted for nine qualitative factors on all loans in the portfolio not considered impaired. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans. The nine qualitative factors the Company considers are:

●	Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
●	Levels and trends in net charge-offs.
●	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
●	Changes in the nature or volume of the loan portfolio and in the terms of loans.
●	Changes in the experience, ability, and depth of lending management and other relevant staff.
●	Changes in the volume and severity of past due loans.
●	Changes in the quality of the loan review system and associated grading changes.
●	Change in the level of overdrafts.
●	Levels and status of loans modified as a result of COVID-19.

The following portfolio segments have been identified:

●	Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of December 31, 2021 and 2020.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate ("CRE"), Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. This category includes MSLP loans as of December 31, 2021 and 2020.

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

Premises and Equipment: Premises and equipment are carried at cost, net of accumulated depreciation, with the exception of artwork and land, which are carried at cost. The Company acquired land and three buildings associated with the Teton Acquisition. These assets were initially recorded at their fair values based on recent appraisals and the buildings will be depreciated over their new remaining useful life, ranging from 25 to 50 years. Leasehold improvements are depreciated using the straight-line method and recognized over the shorter of the lease term or estimated useful lives of the assets, ranging from 7 to 15 years. Furniture/equipment and software are depreciated using the straight-line method and recognized over the estimated useful lives of the assets, ranging from 3 to 7 years.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their implied fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on an accelerated basis over periods representing the estimated remaining lives of the assets of one to ten years, and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. As of December 31, 2021, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.

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

Leases: Leases represent a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company leases certain identified assets from third parties. Leases in which the Company is determined to be the lessee are primarily operating leases. Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. Operating leases are included in the Other assets and Other liabilities line items of the Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of 12 months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Company’s Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level. Rent holidays and rent escalations are recognized on a straight-line basis to lease expense over the lease term. The landlord/tenant incentives are recorded as a reduction to the right of use asset and depreciated on a straight line basis over the remaining lease term once the assets are placed in service.

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

Mortgage Banking Derivatives:  Commitments to fund mortgage loans, interest rate lock commitments ("IRLC") and forward sale commitments ("FSC"), to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Consolidated Statements of Income.

In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced ("TBA"), which we refer to as forward commitments. TBA agreements are forward contracts to purchase mortgage backed securities ("MBS") that will be issued by a US Government Sponsored Enterprise. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Consolidated Statements of Income.

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

Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts for the years ended December 31, 2021 and 2020. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2021 and 2020 are considered in scope of Topic 606.

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

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending past December 31, 2021. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems and operations, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans. Existing LIBOR indexed commercial loans are expected to be transitioned to SOFR by June 30, 2022. Consumer indexed loans are being managed in accordance with Interagency Guidance.

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

Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2021.

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

Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2021.

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

During the year ended December 31, 2021, the CECL committee of the Company continued to work through its implementation plan. The Company has integrated historical and current loan level data as required by CECL and is working with its third-party vendor solution to begin evaluating the methodologies available under the CECL model on its loan portfolios. The Company also continues to evaluate documentation requirements, internal control structure, relevant data sources, and system configurations. The Company has completed a successful integration of the required fields and historical data for key loan, client and collateral data within the third-party solution and has been able to run parallels of our current allowance for loan and lease losses ("ALLL") calculation in the software to compare to our internal calculation and reconcile known differences. The Company has started the process of selecting the methodologies to be used for each segment of its loan portfolio and started preliminarily testing to determine the impact of each methodology. Currently, we are unable to estimate the impact the adoption of this update will have on the consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

NOTE 2 – ACQUISITIONS

On July 22, 2021, the Company entered into the Merger Agreement with Teton, parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Teton would merge into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provides that following the merger, Rocky Mountain Bank would merge with and into the Bank, with the Bank surviving the bank merger. The transaction closed on December 31, 2021 with an aggregate purchase price of $51.3 million. Total acquisition costs incurred through December 31, 2021 for the transaction were approximately $4.1 million and are primarily reflected in the Data processing, Professional services, and Salaries and employee benefits lines of the Consolidated Statements of Income, with a remaining immaterial amount in the Other line of the Consolidated Statements of Income. As part of its long-term growth strategy, the Teton Acquisition expands First Western’s presence in Wyoming and allows the Bank to deliver its unique approach to private and commercial banking to more clients in the region.

The Teton Acquisition was accounted for under the acquisition method of accounting and therefore all assets and liabilities have been measured and recorded at their fair values as of the acquisition close date of December 31, 2021.  All non-equity acquisition related costs were expensed as incurred and are included in noninterest expense in the Consolidated Statements of Income. Certain acquisition costs related to the issuance of equity were capitalized as of December 31, 2021. Market value adjustments for assets acquired and liabilities assumed are amortized or accreted on a level yield basis over the estimated life of the asset or liability. Loans acquired are recorded at their estimated fair value and therefore no allowance for loan and lease losses was recorded at the date of acquisition. Goodwill of $6.4 million, which is not tax deductible, was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates. Additionally, core deposit intangible assets have been identified and recorded at their estimated fair values and are amortized over their estimated useful life. On August 31, 2021, the Company completed the issuance and sale of subordinated notes, which provided partial funding of the transaction. See Note 10 – Borrowings.

As of December 31, 2021, loans, deposits, core deposit intangible, and equity warrants fair values are considered provisional. These items contain estimates of the accounting for the acquisition which are subject to revision in future periods when the application of purchase accounting is finalized. The Company utilized preliminary balance sheet values to estimate the fair values and then applied those values to the acquired balances as of December 31, 2021. The final valuation will be determined based on the actual December 31, 2021 balances which is in process at the time of this filing.

The following presents the estimated fair values of the assets acquired and liabilities assumed in the December 31, 2021 transaction with Teton, and reflects all adjustments made to the fair value of the opening balance sheet on December 31, 2021 (in thousands):

Fair value of consideration transferred	December 31, 2021
Cash consideration	$11,501
Common stock issued	39,818
Total fair value of consideration transferred	51,319

Assets acquired
Cash and cash equivalents	132,498
Available-for-sale securities, at fair value	18,218
Correspondent bank stock, at cost	928
Mortgage loans held for sale	840
Loans, net	252,275
Premises and equipment	17,758
Accrued interest receivable	923
Accounts receivable	95
Other receivable	520
Core deposit intangible(1)	1,264
Other assets	66
Assets held for sale	115
Total assets acquired	425,500

Liabilities assumed
Deposits	379,227
Accrued interest payable	26
Other liabilities	1,283
Deferred tax liabilities, net	42
Total liabilities assumed	380,578
Net assets acquired	44,922
Goodwill recognized	$6,397

_____________________________________

(1) The core deposit intangible was determined to have an estimated life of 10 years.

The fair value adjustments were determined using discounted expected cash flows. Loans had a fair value of $252.3 million and a contractual balance of $256.3 million as of December 31, 2021. The discount on the loans acquired in this transaction due to anticipated credit loss, as well as considerations for market interest rates, totaled $4.0 million, representing 1.6% of their contractual balance. There were no loans acquired that were considered to be purchased credit impaired ("PCI") loans.

The composition of the contractual balance of acquired loans as of December 31, 2021 is detailed in the table below (in thousands):

Year Ended
December 31,
2021
Cash, Securities and Other (1)	$20,080
Construction and Development	33,977
1-4 Family Residential	70,348
Non-Owner Occupied CRE	43,162
Owner Occupied CRE	33,000
Commercial and Industrial	55,690
Total loans	256,257
Acquisition fair value adjustments	(3,982)
Loans, net	$252,275

_____________________________________

(1) Includes $6.7 million in PPP loans.

The Company incurred $4.1 million in expenses related to the acquisition during the year ended December 31, 2021. The following presents the acquisition expenses within Non-interest expense of the Consolidated Statements of Income (in thousands):

Year Ended
December 31,
2021
Mergers and acquisitions expense:
Salaries and employee benefits	$547
Professional services	1,118
Data processing	2,428
Other	8
Total mergers and acquisitions expense	$4,101

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

During the third quarter of 2020, the Company closed two of the branches and the loan production office acquired in the Branch Acquisition.

Goodwill of $4.5 million was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates.

The following presents the estimated fair values of the assets acquired and liabilities assumed in the May 15, 2020 transaction with Simmons, and reflects all adjustments made to the fair value of the opening balance sheet through December 31, 2020 (in thousands):

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

The fair value of net assets acquired includes fair value adjustments to loans as of the acquisition date. The fair value adjustments were determined using discounted expected cash flows. Loans had a fair value of $119.6 million and a contractual balance of $120.6 million as of May 15, 2020. The discount on the loans acquired in this transaction due to anticipated credit loss, as well as considerations for market interest rates, totaled $1.1 million, representing 0.9% of their contractual balances. No allowance for loan losses related to acquired loans was recorded as a result of the Branch Acquisition. Loans acquired included short-term modifications made on a good faith basis by Simmons, in response to COVID-19. All of the modification were given additional review prior to the closing of the purchase and management determined that loans were performing prior to modification and were not considered impaired at purchase. There were no loans acquired that were considered to be PCI loans.

The composition of the acquired loan portfolio as of May 15, 2020 is detailed in the table below (in thousands):

May 15,
2020
Cash, Securities and Other (1)	$13,457
Construction and Development	40,407
1-4 Family Residential	7,252
Non-Owner Occupied CRE	545
Owner Occupied CRE	321
Commercial and Industrial	58,660
Total loans	$120,642

_____________________________________

(1) Includes $12.9 million in PPP loans.

The Company incurred $0.7 million in expenses related to the acquisition during the year ended December 31, 2020. Acquisition expenses, including Data processing, Professional fees, Salaries and employee benefit, Technology and information systems, and occupancy and equipment lines are included in the Total non-interest expense line of the Consolidated Statements of Income.

The following table presents pro forma information for the years ended December 31, 2021 and 2020, as if the Teton Acquisition and Branch Acquisition had occurred on January 1, 2020. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share data):

	Pro Forma
	Twelve Months Ended December 31,
	2021	2020
Net interest income after provision for loan losses	$68,019	$56,465
Noninterest income	41,206	52,926
Net income	23,234	23,689
Pro forma earnings per share:
Basic	2.49	2.55
Diluted	2.43	2.55

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with gross unrealized gains and losses recognized in accumulated other comprehensive income as of December 31, 2021 and December 31, 2020 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities – residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities – residential	14,400	43	—	14,443
Government CMO and MBS - commercial	878	—	—	878
Corporate CMO and MBS	1,492	23	(18)	1,497
Other	649	—	—	649
Total securities available-for-sale	$55,915	$478	$(182)	$56,211

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$4	$—	$254
Corporate bonds	6,000	55	(11)	6,044
GNMA mortgage-backed securities – residential	23,806	798	—	24,604
FNMA mortgage-backed securities – residential	1,616	61	—	1,677
Corporate CMO and MBS	4,078	62	(53)	4,087
Total securities available-for-sale	$35,750	$980	$(64)	$36,666

Net amortization of premiums and discounts related to mortgage securities during each of the years ended December 31, 2021 and 2020 was $0.1 million and $0.4 million, respectively, and is included in Net interest income in the Consolidated Statements of Income.

As of December 31, 2021, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
December 31, 2021	Cost	Value
Due within one year	$506	$506
Due between one year and five years	414	411
Due between five years and ten years	9,303	9,515
Due after ten years	1,662	1,662
Securities (CMO and MBS)	44,030	44,117
Total	$55,915	$56,211

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the year ended December 31, 2021, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. During the year ended December 31, 2020, the Company invested $0.5 million in SBIC. As of December 31, 2021 and 2020, the Company held a balance of $2.0 million and $2.1 million, respectively, with SBIC, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $1.0 million in future SBIC investments.

As of December 31, 2021, securities with carrying values totaling $17.3 million, which includes $14.9 million acquired from the Teton Acquisition, were pledged to secure various public deposits and credit facilities of the Company. As of December 31, 2020, securities with carrying values totaling $3.7 million were pledged.

As of December 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

As of December 31, 2021 and December 31, 2020, ten securities and seven securities were in an unrealized loss position, with unrealized losses totaling $0.2 million and $0.1 million, respectively. One of the securities in an unrealized loss position as of December 31, 2021 has been in a continuous unrealized loss position for more than twelve months, and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2021.

The following presents securities with unrealized losses as of December 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$247	$(3)	$—	$—	$247	$(3)
Corporate bonds	485	(15)	—	—	485	(15)
GNMA mortgage-backed securities – residential	17,205	(146)	—	—	17,205	(146)
Corporate CMO and MBS	—	—	521	(18)	521	(18)
Total	$17,937	$(164)	$521	$(18)	$18,458	$(182)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$3,489	$(11)	$—	$—	$3,489	$(11)
Corporate CMO and MBS	880	(40)	566	(13)	1,446	(53)
Total	$4,369	$(51)	$566	$(13)	$4,935	$(64)

The Company did not sell any securities during the years ended December 31, 2021 or 2020.

NOTE 4 – CORRESPONDENT BANK STOCK

The following presents the Company’s investments in correspondent bank stock, as of the dates noted (in thousands):

	December 31,
	2021	2020
FHLB	$1,625	$2,522
BBW	31	30
FRB	928	—
Total	$2,584	$2,552

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (in thousands):

	December 31,	December 31,
	2021	2020
Cash, Securities and Other(1)	$295,948	$357,020
Construction and Development	178,716	131,111
1-4 Family Residential	580,872	455,038
Non-Owner Occupied CRE	482,622	281,943
Owner Occupied CRE	212,426	163,042
Commercial and Industrial(2)	203,584	146,031
Total loans held for investment	1,954,168	1,534,185
Deferred fees and unamortized premiums/(unaccreted discounts), net	(5,031)	(1,352)
Allowance for loan losses	(13,732)	(12,539)
Loans, net	$1,935,405	$1,520,294

______________________________________

(1) Includes PPP loans of $46.8 million and $142.9 million as of December 31, 2021 and 2020, respectively.

(2) Includes MSLP loans of $6.8 million and $6.6 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, total loans held for investment included $356.7 million and $127.2 million, respectively, of performing loans purchased through mergers or acquisitions.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of December 31, 2021, the Cash, Securities and Other portion of the loan portfolio included $46.8 million of PPP loans, or 15.8% of the total category. As of December 31, 2020, the Cash, Securities, and Other portion of the loan portfolio included $142.9 million of PPP loans, or 40.0% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2021, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 3.3% of the total category.  As of December 31, 2020, the Company’s Commercial and Industrial loans included six MSLP loans with the net carrying amount of $6.6 million, or 4.5% of the total category.

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

As of December 31, 2021, the deferral period has ended for all loans previously modified and payments have resumed under the original terms. As of December 31, 2021, the Company’s loan portfolio included 69 loans which were previously modified under the loan modification program, totaling $130.4 million.

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2021 and 2020. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. The Company continues to meet regularly with clients who could be more highly impacted by the recent COVID-19 pandemic. These are borrowers in accommodations, transportation and restaurant industries, which we believe may be more impacted by the pandemic, and those loans where there may be a greater than 50% probability of a downgrade, covenant violation or 20% reduction in collateral position. Excluding loans acquired through the Teton Acquisition, the portion of our credit exposure to the highest risk industries impacted by COVID-19, such as accommodations, transportation, and restaurants, is less than 4.3% of our loan portfolio. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2021 and 2020, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred costs (fees), and unamortized premiums/(unaccreted discounts) which are not material) in loans past due as of December 31, 2021 and December 31, 2020 (in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$1,199	$—	$8	$1,207	$294,741	$295,948
Construction and Development	2,758	—	—	2,758	175,958	178,716
1-4 Family Residential	1,449	—	—	1,449	579,423	580,872
Non-Owner Occupied CRE	—	2,548	—	2,548	480,074	482,622
Owner Occupied CRE	1,419	—	—	1,419	211,007	212,426
Commercial and Industrial	748	—	2,200	2,948	200,636	203,584
Total	$7,573	$2,548	$2,208	$12,329	$1,941,839	$1,954,168

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$752	$—	$48	$800	$356,220	$357,020
Construction and Development	—	—	—	—	131,111	131,111
1-4 Family Residential	1,283	—	—	1,283	453,755	455,038
Non-Owner Occupied CRE	—	—	—	—	281,943	281,943
Owner Occupied CRE	479	—	—	479	162,563	163,042
Commercial and Industrial	271	—	3,529	3,800	142,231	146,031
Total	$2,785	$—	$3,577	$6,362	$1,527,823	$1,534,185

As of December 31, 2021 the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest. As of December 31, 2020, the Company did not have any loans which were more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (in thousands):

	December 31,	December 31,
	2021	2020
Cash, Securities and Other	$8	$50
1-4 Family Residential	75	—
Owner Occupied CRE	1,241	479
Commercial and Industrial	2,938	3,529
Total	$4,262	$4,058

Non-accrual loans classified as TDR accounted for $4.3 million of the recorded investment as of December 31, 2021 and $3.6 million as of December 31, 2020. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (in thousands):

	December 31,	December 31,
	2021	2020
Accruing
Non-Owner Occupied CRE	$55	$—
Non-accrual
Cash, Securities, and Other	6	48
1-4 Family Residential	75	—
Owner Occupied CRE	1,241	—
Commercial and Industrial	2,938	3,529
Total	4,315	3,577
Allowance for loan losses associated with TDR	(1,751)	(1,619)
Net recorded investment	$2,564	$1,958

As of December 31, 2021 and December 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company modified three loans resulting in TDR status during the year ended December 31, 2021. The first loan was a small mortgage with a remaining balance of $0.1 million where the borrower was unable to make payments or obtain additional financing to pay off the mortgage. As a result, we have modified the loan at the maturity date with a one year renewal to allow the borrower time to seek a refinance. As of December 31, 2021, this loan remains current under the terms of the modification. The second and third loans modified are in relation to one borrower who has two loans, one Commercial Real Estate Loan in the amount of $1.2 million, which is the space where the related business operates, and a Commercial loan with a balance of $0.7 million. The borrower has experienced a reduction in cash flow through ongoing impact from the pandemic and related shut downs and hiring shortages. As a result, the Company modified both loans allowing for a six month interest only period to provide cash flow relief. The Company obtained a reduced term on the business loan as well as additional collateral from the Borrower. All three of the loans modified during 2021 were sufficiently collateralized and therefore did not require any specific reserve.

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

The following presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	December 31, 2021			December 31, 2020
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$2	$2	$2	$2	$2
Commercial and Industrial	2,190	2,190	1,751	3,419	3,419	1,619
Total	$2,192	$2,192	$1,753	$3,421	$3,421	$1,621

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$6	$6	$—	$48	$48	$—
1-4 Family Residential	75	75	—	—	—	—
Owner Occupied CRE	1,241	1,241	—	479	479	—
Commercial and Industrial	748	748	—	110	110	—
Total	$2,070	$2,070	$—	$637	$637	$—

Total impaired loans:
Cash, Securities, and Other	$8	$8	$2	$50	$50	$2
1-4 Family Residential	75	75	—	—	—	—
Owner Occupied CRE	1,241	1,241	—	479	479	—
Commercial and Industrial	2,938	2,938	1,751	3,529	3,529	1,619
Total	$4,262	$4,262	$1,753	$4,058	$4,058	$1,621

The recorded investment in loans in the previous tables excludes accrued interest, deferred costs (fees), and unamortized premiums/(unaccreted discounts), which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The average balance of impaired loans and interest income recognized on impaired loans during the years ended December 31, 2021 and 2020 are included in the table below (in thousands):

	December 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$—	$1	$—
Commercial and Industrial	2,413	21	3,453	—
Total	$2,415	$21	$3,454	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$17	$—	$1,180	$—
Owner Occupied CRE	248	51	96	—
Commercial and Industrial	205	262	4,893	336
1-4 Family Residential	15	—	—	—
Total	$485	$313	$6,169	$336

Total impaired loans:
Cash, Securities, and Other	$19	$—	$1,181	$—
Owner Occupied CRE	248	51	96	—
Commercial and Industrial	2,618	283	8,346	336
1-4 Family Residential	15	—	—	—
Total	$2,900	$334	$9,623	$336

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2021
Beginning balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Recovery of)/provision for loan losses	(678)	160	320	948	133	347	1,230
Charge-offs	(44)	—	—	—	—	—	(44)
Recoveries	7	—	—	—	—	—	7
Ending balance	$1,864	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Allowance for loan losses as of December 31, 2021 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,862	1,092	3,553	2,952	1,292	1,228	11,979
Ending balance	$1,864	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Loans as of December 31, 2021, evaluated for impairment:
Individually	$8	$—	$75	$—	$1,241	$2,938	$4,262
Collectively	295,940	178,716	580,797	482,622	211,185	200,646	1,949,906
Ending balance	$295,948	$178,716	$580,872	$482,622	$212,426	$203,584	$1,954,168

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2020
Beginning balance	$1,058	$200	$2,850	$1,176	$911	$1,680	$7,875
Provision for/(recovery of) loan losses	1,539	732	383	828	248	952	4,682
Charge-offs	(31)	—	—	—	—	—	(31)
Recoveries	13	—	—	—	—	—	13
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Allowance for loan losses as of December 31, 2020 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,619	$1,621
Collectively	2,577	932	3,233	2,004	1,159	1,013	10,918
Ending balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539

Loans as of December 31, 2020, evaluated for impairment:
Individually	$50	$—	$—	$479	$—	$3,529	$4,058
Collectively	356,970	131,111	455,038	281,464	163,042	142,502	1,530,127
Ending balance	$357,020	$131,111	$455,038	$281,943	$163,042	$146,031	$1,534,185

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of December 31, 2021 and December 31, 2020 (in thousands):

		Special
December 31, 2021	Pass	Mention	Substandard	Total
Cash, Securities and Other	$295,940	$—	$8	$295,948
Construction and Development	176,194	2,522	—	178,716
1-4 Family Residential	580,797	—	75	580,872
Non-Owner Occupied CRE	476,670	5,952	—	482,622
Owner Occupied CRE	210,493	—	1,933	212,426
Commercial and Industrial	198,368	401	4,815	203,584
Total	$1,938,462	$8,875	$6,831	$1,954,168

		Special
December 31, 2020	Pass	Mention	Substandard	Total
Cash, Securities and Other	$356,970	$—	$50	$357,020
Construction and Development	131,111	—	—	131,111
1-4 Family Residential	451,918	—	3,120	455,038
Non-Owner Occupied CRE	275,627	6,316	—	281,943
Owner Occupied CRE	161,850	—	1,192	163,042
Commercial and Industrial	140,432	—	5,599	146,031
Total	$1,517,908	$6,316	$9,961	$1,534,185

The Company had no loans graded doubtful as of the years ended December 31, 2021 and 2020.

NOTE 6 – PREMISES AND EQUIPMENT, NET

The following presents a summary of the cost and accumulated depreciation of premises and equipment as of December 31 (in thousands):

	2021	2020
Building and building improvements	$12,190	$—
Leasehold improvements, including artwork	11,464	9,440
Land	4,980	—
Equipment and software	6,144	5,504
Gross premise and equipment	34,778	14,944
Less: accumulated depreciation	(10,802)	(9,624)
Premises and equipment, net	$23,976	$5,320

During the year ended December 31, 2021, the Company acquired buildings and land associated with the Teton Acquisition. These assets were recorded at their fair value on December 31, 2021 and the buildings will be depreciated over their remaining useful lives. During the year ended December 31, 2020, the Company retired leasehold improvements, equipment, and software in the amount of $1.1 million for an immaterial loss.

Depreciation expense for premises and equipment for the years ended December 31, 2021 and 2020 totaled $1.2 million and $1.1 million, respectively.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill were as follows as of December 31 (in thousands):

	December 31,	December 31,
	2021	2020
Beginning balance	$24,191	$19,686
Acquisition activity	6,397	4,505
Ending balance	$30,588	$24,191

During the year ended December 31, 2021, the Company recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021.  During the year ended December 31, 2020, the Company recorded $4.5 million of goodwill as a result of the Simmons Branch Acquisition on May 15, 2020. For additional information on goodwill and other intangible related to the Teton and Simmons Branch Acquisitions, see Note 2 – Acquisitions.

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

As of December 31, 2021, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value. Therefore, the Company did not complete the two-step impairment test.

The following presents the Company’s intangible assets and related accumulated amortization as of December 31 (in thousands):

	2021	2020
Other intangibles	$5,857	$4,593
Less: accumulated amortization on other intangibles	(4,543)	(4,526)
Other intangible assets, net	$1,314	$67

Amortization expense on definite-lived customer relationship and non-compete intangible assets was immaterial for the years ended December 31, 2021 and 2020. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2021 (in thousands):

Year	Expense
2022	$241
2023	165
2024	145
2025	130
2026	122
Thereafter	511
Total	$1,314

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

The following table presents the classification of the right-of-use assets and corresponding liabilities within the Consolidated Balance Sheets. The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets (in thousands):

		December 31,	December 31,
		2021	2020
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,720	$11,341

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$13,863	$13,970

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

	December 31,		December 31,
	2021		2020
Weighted-Average Remaining Lease Term
Operating leases	5.26	years	4.79	years

Weighted-Average Discount Rate
Operating leases	2.67%		3.04%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Consolidated Statements of Income.

The following table represents the Company’s net lease costs (in thousands):

	Year Ended December 31,
	2021	2020
Lease Costs
Operating lease cost	$3,040	$3,162
Variable lease cost	1,756	1,894
Sublease income	—	(232)
Lease costs, net	$4,796	$4,824

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of December 31, 2021.

Year Ending December 31,	Operating Leases
2022	$3,461
2023	3,210
2024	3,064
2025	2,073
2026	703
Thereafter	2,168
Total future minimum lease payments	14,679
Less: imputed interest	(816)
Present value of net future minimum lease payments	$13,863

Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. These leases were acquired as part of the Teton Acquisition and as such, no rental income is reflected as of December 31, 2021.

The following presents a maturity analysis of the Company’s operating payments to be received on an annual basis for each of the next five years and total amounts thereafter as of December 31, 2021:

Year Ending December 31,	Undiscounted Operating Lease Income
2022	$286
2023	221
2024	199
2025	—
2026	—
Thereafter	—
Total undiscounted operating lease income	$706

NOTE 9 - DEPOSITS

The following presents the Company’s interest bearing deposits as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Money market deposit accounts	$1,056,669	$847,430
Time deposits	170,491	172,682
Negotiable order of withdrawal accounts	309,940	113,052
Savings accounts	32,299	5,289
Total interest-bearing deposits	$1,569,399	$1,138,453
Aggregate time deposits of $250 or greater	$75,747	$73,401

Deposits acquired through acquisitions on December 31, 2021 and May 15, 2020 totaled $379.2 million and $63.1 million, respectively. See Note 2 – Acquisitions.

Overdraft balances classified as loans totaled an immaterial amount and $0.1 million as of December 31, 2021 and 2020, respectively.

The following presents the scheduled maturities of all time deposits for the next five years ending December 31 (in thousands):

Year Ending December 31,	Time Deposits
2022	$114,073
2023	31,597
2024	4,461
2025	1,909
2026	18,428
Thereafter	23
Total	$170,491

NOTE 10 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2021 and December 31, 2020 amounted to $771.4 million and $668.6 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $509.7 million as of December 31, 2021. Each advance is payable at its maturity date.

The Company had the following required maturities on FHLB borrowings as of the dates noted (in thousands):

		December 31,	December 31,
Maturity Date	Rate %	2021	2020
April 22, 2022	0.37	$5,000	$5,000
May 5, 2023	0.76	10,000	10,000
Total		$15,000	$15,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. For the years ended December 31, 2021 and 2020, the Company is utilizing $23.6 million and $134.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of December 31, 2021 and 2020, there were no amounts outstanding on any of the federal funds lines.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "March 2020 Sub Notes") totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs resulting in a net balance of $7.9 million as of December 31, 2021 included in the Subordinated notes line of the Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

On October 28, 2020, the Company entered into a Business Loan Agreement and associated Promissory Note (the “Note”), dated June 30, 2020, with a corresponding lending partner. The Note is secured by stock of the Bank and bears interest at the one month ICE Benchmark Administration (“IBA”) LIBOR plus 2.5%. As of December 31, 2020, there were no amounts outstanding and the borrowing capacity associated with this facility was $5.0 million. The Business Loan Agreement expired on June 30, 2021, in accordance with its terms, and was not renewed.

On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount. The issuance included $0.2 million of issuance costs resulting in a net balance of $9.8 million as of December 31, 2021 included in the Subordinated notes line of the Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the Notes”) totaling $15.0 million in aggregate principal amount. The issuance included $0.3 million of issuance costs resulting in a net balance of $14.7 million as of December 31, 2021 included in the Subordinated notes line of the Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.

The Company has outstanding subordinated notes due December 31, 2026, totaling $6.6 million in aggregate principal amount, which become redeemable on or after January 1, 2022. On December 22, 2021, the Company elected to redeem the notes and notified debt holders. The redemption price is equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.

For the years ended December 31, 2021 and 2020, the Company recorded $1.5 million and $0.8 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 22 – Regulatory Capital Matters for more information. As of December 31, 2021 and 2020, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (in thousands):

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$136,289	$442,035	$78,506	$360,883
Standby letters of credit	2,420	20,940	1,933	17,524
Commitments to make loans to sell	60,529	—	370,512	—
Commitments to make loans	16,256	14,920	24,225	25,316

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

Without admitting or denying the SEC’s findings, First Western Capital Management (“FWCM”), a previously owned subsidiary of First Western, agreed on July 16, 2020 to settle claims that FWCM failed reasonably to supervise its investment adviser representatives who purchased securities sold in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), for advisory clients when the clients were not qualified institutional buyers in a Rule 144A transaction, and to adopt and implement written policies and procedures reasonably designed to prevent violations of the Investment Advisers Act of 1940 and the rules thereunder by the adviser and its supervised persons. The Company had since replaced the FWCM President and FWCM compliance team which were in place during that time. FWCM recognized and paid a fine of $0.2 million to the SEC in 2020.

NOTE 12 – SHAREHOLDERS’ EQUITY

Common Stock

The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non-vested restricted stock) held.

On June 14, 2019, the Company announced that its board of directors had authorized a share repurchase plan (the "2019 Repurchase Plan") under which the Company may repurchase up to 300,000 shares of its common stock and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2019 Repurchase Plan. The 2019 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements and market conditions. The 2019 Repurchase Plan expired in June 2020. During the year ended December 31, 2020, the Company repurchased 22,679 shares at an average price of $16.50.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. The 2020 Repurchase Plan expired in November 2021. During the year ended December 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase plan. During the year ended December 31, 2020, the Company repurchased 426 shares at an average price of $17.30 under the authorization of the 2020 Repurchase Plan.

On December 31, 2021, the Company closed on the Merger Agreement with Teton. As part of the Merger Agreement, the Company issued 1,337,791 shares of common stock to Teton shareholders. For additional information, see Note 2 – Acquisitions.

During the years ended December 31, 2021 and 2020, the Company sold no shares of common stock.

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

As of December 31, 2021 and 2020, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $0.3 million and $0.4 million, respectively, for all the Restricted Stock Awards. As of December 31, 2021, the Company has $0.2 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of less than one year. During the year ended December 31, 2021, 10,526 shares of the Restricted Stock Awards vested. During the year ended December 31, 2020, 10,527 of the Restricted Stock Awards and 30,088 shares of the performance based Restricted Stock Awards vested.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan (“the 2008 Plan”) was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of December 31, 2021, there were a total of 334,534 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the Company recognized an immaterial amount and $0.2 million, respectively, of stock based compensation expense associated with stock options. As of December 31, 2021, the Company has no unrecognized stock-based compensation expense related to stock options.

The following presents activity for nonqualified stock options for the year ended December 31, 2021:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2020	419,197	$29.02
Granted	—	—
Exercised	(70,823)	24.08
Forfeited or expired	(39,800)	36.29
Outstanding as of December 31, 2021	308,574	29.21	1.9	(1)
Options fully vested/exercisable as of December 31, 2021	308,574	29.21	1.9	(1)

(1) Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.

As of December 31, 2021 and December 31, 2020, there were 308,574 and 414,727 options, respectively, that were exercisable. Exercise prices are between $20.00 and $40.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2022 and 2026.

Restricted Stock Units

Pursuant to the 2016 Plan, the Company can grant associates and non-associate directors long-term cash and stock-based compensation. During the year ended December 31, 2021, the Company granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below:

The following presents the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units for the year ended December 31, 2021:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2020	285,052	152,430	14,862
Granted	59,194	41,743	—
Vested	(79,577)	—	—
Forfeited	(14,848)	(10,690)	(1,116)
Outstanding as of December 31, 2021	249,821	183,483	13,746

During the year ended December 31, 2021, the Company issued 58,884 shares of common stock upon the settlement of Restricted Stock Units. The remaining 20,693 shares were surrendered with a combined market value at the dates of settlement of $0.5 million to cover employee withholding taxes. During the year ended December 31, 2020, the Company issued 34,710 shares of common stock upon the settlement of Restricted Stock Units. The remaining 20,043 shares were surrendered with a combined market value at the dates of settlement of $0.3 million to cover employee withholding taxes.

Time Vesting Units

The Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 59,194 Time Vesting Units with a five-year service period during the year ended December 31, 2021, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the years ended December 31, 2021 and 2020, the Company recognized compensation expense of $1.7 million and $1.4 million, respectively, for the Time Vesting Units. As of December 31, 2021, there was $3.4 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.7 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of December 31, 2021 (dollars in thousands):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
Prior to May 1, 2019	63% on half; 135% on other half	12,100	$—	—	December 31, 2019	December 31, 2021
May 1, 2019 through April 30, 2020	150%	80,255	331	2.1 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	81,516	438	3.0 years	December 31, 2022	December 31, 2023
On November 18, 2020	150%	34,752	329	2.9 years	December 31, 2022	50% November 18, 2023 and 2025
May 3, 2021 through August 11, 2021	150%	60,306	901	4.0 years	December 31, 2023	December 31, 2025

________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation Expense Recognized
Grant Period	2021	2020	2021	2020
Prior to May 1, 2019	—	—	$110	$64
May 1, 2019 through April 30, 2020	—	1,866	216	312
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	58,993	208	156
On November 18, 2020		—	125	17
May 3, 2021 through August 11, 2021	41,743	23,168	221	—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During years ended December 31, 2021 and 2020, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of December 31, 2021, there was an immaterial amount of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of less than one year.

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

NOTE 13 - EARNINGS PER COMMON SHARE

The following presents the calculation of basic and diluted earnings per common share for the periods indicated (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$20,610	$24,534

Denominator:
Basic weighted average shares	7,980,491	7,899,278
Earnings per common share - basic	$2.58	$3.11

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$20,610	$24,534

Denominator:
Basic weighted average shares	7,980,491	7,899,278
Diluted effect of common stock equivalents:
Stock options	30,661	—
Time Vesting Units	139,829	32,995
Financial Performance Units	70,437	16,160
Market Performance Units	13,760	13,471
Total diluted effect of common stock equivalents	254,687	62,626
Diluted weighted average shares	8,235,178	7,961,904
Earnings per common share - diluted	$2.50	$3.08

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

For the years ended December 31, 2021 and 2020, potentially dilutive securities excluded from the diluted earnings per share calculation are as follows:

	Year Ended December 31,
	2021	2020
Stock options	168,872	419,197
Time Vesting Units	996	88,121
Financial Performance Units	32,713	70,397
Restricted Stock Awards	7,895	36,401
Total potentially dilutive securities	210,476	614,116

NOTE 14 - INCOME TAXES

The following presents the components of the Company’s income tax expense as of December 31 (in thousands):

	2021	2020
Current:
Federal	$6,228	$7,970
State and local	1,110	1,859
Total current tax expense	7,338	9,829
Deferred:
Federal	(734)	(1,392)
State and local	66	(280)
Valuation allowance	—	372
Total deferred tax benefit	(668)	(1,300)
Income tax expense	$6,670	$8,529

The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2021 and 2020, with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes (in thousands):

	2021	2020
Income tax expense computed at 21% statutory rate	$5,729	$6,943
Differences:
Permanent differences	169	(57)
State taxes, net of federal expense	1,018	1,150
LIHTC investment tax credit	(386)	(36)
LIHTC investment proportional amortization	539	—
Valuation allowance	—	372
Other, net	(399)	157
Income tax expense	$6,670	$8,529

The following presents the principal components of the Company’s deferred tax items as of December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$395	$577
Allowance for loan losses	3,385	3,054
Acquired loans fair market value adjustments	976	—
Acquisition related basis adjustment	226	—
Deferred rent	753	635
Stock-based compensation	1,800	1,613
Provision on other real estate owned	463	484
Other intangible assets	279	615
Accrued bonuses	868	898
Loan fees	—	244
Accrued expenses	821	—
Other	382	553
Total deferred tax assets	10,348	8,673
Deferred tax liabilities:
Goodwill	(1,137)	(1,013)
Depreciation	(1,636)	(904)
Unrealized gain on securities	(73)	(236)
Loan fees	(155)	—
Other	(130)	(92)
Total deferred tax liabilities	(3,131)	(2,245)
Net operating loss valuation allowance	(372)	(372)
Net deferred tax asset	$6,845	$6,056

Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets. The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2021, the Company has $5.5 million of California NOLs available for utilization, compared to $6.5 million as of December 31, 2020. For taxable years 2020, 2021, and 2022, California has suspended the NOL carryover deduction. Both corporations and individual tax payers may continue to compute and carryover an NOL during the suspension period. Different rules apply depending on the amount of income per year. The suspension does not apply to corporate tax payers if their income subject to California taxation is less than $1 million. During 2020, as a result of this tax legislation and certain divestitures in California, the Company was uncertain as to the probability of realizing the full NOL. As such, the Company recorded a $4.3 million valuation allowance related to the California NOLs, resulting in a tax effected valuation allowance of $0.4 million. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months. For the tax year ended December 31, 2020, the Company’s apportioned California income was just under $1 million and therefore was able to utilize the same amount in NOLs.

The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2017 and forward. There are no federal or state tax examinations currently in progress.

NOTE 15 – EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2021 and 2020, the Company expensed matching contributions to the plan totaling $1.0 million and $0.9 million, respectively. For the years ended December 31, 2021 and 2020, the Company incurred $0.1 million and an immaterial amount, respectively, of administrative fees attributable to the plan.

NOTE 16 – RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of December 31, 2021 and December 31, 2020, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of year	$14,321	$5,675
Funded loans	11,294	17,348
Payments collected	(12,782)	(8,702)
Balance, end of period	$12,833	$14,321

Deposits from related parties held by the Bank as of December 31, 2021 and December 31, 2020 totaled $51.0 million and $26.2 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During each of the years ended December 31, 2021 and 2020, the Company incurred $0.2 million of expense related to these leases.

The Company earned trust and investment management fees of $0.1 million and $0.2 million from related parties during the years ended December 31, 2021 and 2020, respectively. Assets under management for those related parties totaled $103.1 million and $92.1 million as of December 31, 2021 and 2020, respectively.

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

Recurring Fair Value

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

Guarantee asset and liability: The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loan sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value, which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates (“CPR”) and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.

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

The following presents assets and liabilities measured on a recurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$247	$—	$—	$247
U.S. Government Agency	—	3,522	—	3,522
Corporate bonds	—	6,212	2,113	8,325
GNMA mortgage-backed securities - residential	—	26,650	—	26,650
FNMA mortgage-backed securities - residential	—	14,443	—	14,443
Government CMO and MBS	—	878	—	878
Corporate CMO and MBS	—	1,497	—	1,497
Other	—	649	—	649
Total securities available-for-sale	$247	$53,851	$2,113	$56,211
Equity securities	$709	$—	$—	$709
Guarantee asset	$—	$—	$237	$237
IRLC, net	$—	$—	$1,473	$1,473
Forward commitments and FSC	$—	$(65)	$(9)	$(74)
Mortgage loans held for sale	$—	$30,620	$—	$30,620

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$254	$—	$—	$254
Corporate bonds	—	6,044	—	6,044
GNMA mortgage-backed securities - residential	—	24,604	—	24,604
FNMA mortgage-backed securities - residential	—	1,677	—	1,677
Corporate CMO and MBS	—	4,087	—	4,087
Total securities available-for-sale	$254	$36,412	$—	$36,666
Equity securities	$730	$—	$—	$730
Guarantee asset	$—	$—	$232	$232
IRLC, net	$—	$—	$9,841	$9,841
Forward commitments and FSC	$—	$(2,534)	$(89)	$(2,623)
Mortgage loans held for sale	$—	$161,843	$—	$161,843

There were no transfers between levels during 2021 or 2020.

U.S. Treasury debt is reported at fair value utilizing Level 1 inputs. One Corporate bond is reported at fair value utilizing Level 3 inputs. The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of December 31, 2021 and December 31, 2020, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of December 31, 2021, equity securities, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item and the FSC have been recorded at fair value within the Other liabilities line item in the Consolidated Balance Sheets. All changes are recorded in the Other line item in the Consolidated Statements of Income.

Nonrecurring Fair Value

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

The following presents assets measured on a nonrecurring basis as of December 31, 2021 and December 31, 2020 (in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Other real estate owned:
Commercial properties	$—	$—	$194	$194

Impaired loans(1):
Commercial and Industrial	$—	$—	$1,800	$1,800

______________________________________

(1) One immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2021 and December 31, 2020.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of December 31, 2021, the Company did not own any OREO properties. As of December 31, 2020, OREO had a carrying amount of $0.2 million, which is the cost basis of $2.1 million net of a valuation allowance of $1.9 million.

As of December 31, 2021, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $2.2 million with valuation allowances of $1.8 million and were classified as Level 3. As of December 31, 2020, impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $3.4 million with valuation allowances of $1.6 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.8 million and $1.6 million for the year ended December 31, 2021 and 2020. The Bank charged off an immaterial amount during the years ended December 31, 2021 and December 31, 2020 from the specific reserve.

Level 3 Analysis

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis (in thousands):

Year Ended December 31, 2021	Corporate Bonds	Guarantee Asset	IRLC	FSC
Beginning balance	$—	$232	$9,841	$(89)
Acquisitions	2,113	—	19,526	(182)
Originations	—	2	(25,804)	—
Gains (losses) in net income, net	—	3	(2,090)	262
Ending balance	$2,113	$237	$1,473	$(9)

Year Ended December 31, 2020	Corporate Bonds	Guarantee Asset	IRLC	FSC
Beginning balance	$—	$—	$1,184	$—
Acquisitions	—	—	34,345	(278)
Originations	—	—	(27,944)	—
Sales	—	245	—	—
Gains (losses) in net income, net	—	55	2,256	189
Other settlements	—	(68)	—	—
Ending balance	$—	$232	$9,841	$(89)

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of December 31, 2021 and 2020 (in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Corporate Bonds	$2,113	Discounted cash flow	Discount rate	7% (7%)

Guarantee asset	237	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 18% (18%)

IRLC, net	1,473	Best execution model	Pull through	71% to 100% (88%)

FSC	(9)	Internal pricing model	Market Differential	-14bps to -2 bps (-6bps)

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2020
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Guarantee asset	$232	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 25% (25%)

IRLC, net	9,841	Best execution model	Pull through	55% to 100% (86%)

FSC	(89)	Internal pricing model	Market Differential	-59 bps to -17 bps (-31 bps)

Nonrecurring fair value
Other real estate owned:
Commercial properties	194	Sales contract	Commission, cost to sell, closing costs	5% (5%)

Impaired loans(1):
Commercial and Industrial	1,800	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 35% (26%)

______________________________________

(1) One immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of December 31, 2021 and December 31, 2020.

Estimated Fair Value of Other Financial Instruments

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of December 31, 2021 and December 31, 2020 (in thousands):

	Carrying	Fair Value Measurements Using:
December 31, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$386,983	$386,983	$—	$—
Loans, net	1,935,405	—	—	1,919,625
Accrued interest receivable	7,151	—	10	7,141
Liabilities:
Deposits	2,205,703	—	2,207,452	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,990	—
Federal Reserve borrowings – fixed rate	23,629	—	23,629	—
Subordinated notes – fixed-to-floating rate	39,031	—	—	40,325
Accrued interest payable	355	—	156	199

	Carrying	Fair Value Measurements Using:
December 31, 2020	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155,989	$155,989	$—	$—
Loans, net	1,520,294	—	—	1,512,699
Accrued interest receivable	6,618	—	90	6,528
Liabilities:
Deposits	1,619,910	—	1,621,648	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	15,099	—
Federal Reserve borrowings – fixed rate	134,563	—	134,563	—
Subordinated notes – fixed-to-floating rate	24,291	—	—	25,750
Accrued interest payable	453	—	124	329

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

NOTE 18 - SEGMENT REPORTING

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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2021 and 2020 (in thousands):

As of and for the year ended December 31, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$61,925	$—	$61,925
Total interest expense	5,416	—	5,416
Provision for loan losses	1,230	—	1,230
Net interest income, after provision for loan losses	55,279	—	55,279
Non-interest income	24,031	16,119	40,150
Total income before non-interest expense	79,310	16,119	95,429
Depreciation and amortization expense	1,147	53	1,200
All other non-interest expense	56,785	10,164	66,949
Income before income taxes	$21,378	$5,902	$27,280

Goodwill	$30,588	$—	$30,588
Total assets	2,494,207	33,282	2,527,489

As of and for the year ended December 31, 2020	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$53,334	$—	$53,334
Total interest expense	7,232	—	7,232
Provision for loan losses	4,682	—	4,682
Net interest income, after provision for loan losses	41,420	—	41,420
Non-interest income	21,836	29,344	51,180
Total income before non-interest expense	63,256	29,344	92,600
Depreciation and amortization expense	1,035	70	1,105
All other non-interest expense	50,135	8,297	58,432
Income before income taxes	$12,086	$20,977	$33,063

Goodwill	$24,191	$—	$24,191
Total assets	1,798,416	175,239	1,973,655

NOTE 19 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of December 31, 2021 and 2020, the balance of the investment for LIHTC was $2.6 million and $1.1 million, respectively. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets. Total unfunded commitments related to the investment in the LIHTC total $0.2 million and $2.2 million as of December 31, 2021 and 2020. The Company expects to fulfill these commitments during the year ending 2022.

The Company uses the proportional amortization method to account for this investment. During the year ended December 31, 2021, the Company recognized amortization expense of $0.5 million, which was included within the Income tax expense line item of the Consolidated Statements of Income. The Company recognized amortization expense of $0.2 million in the year ended December 31, 2020.

Additionally, during the year ended December 31, 2021, the Company recognized tax credits and other benefits from this investment in the LIHTC of $0.5 million. The Company recognized tax credits and other benefits from this investment in the LIHTC of $0.1 million in the year end December 31, 2020. During the years ending December 31, 2021 and 2020, the Company did not incur any impairment losses.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following presents condensed financial statements pertaining only to FWFI (in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,	December 31,
Condensed Balance Sheets	2021	2020
ASSETS
Cash and cash equivalents	$18,124	$14,270
Investment in subsidiaries	233,417	157,377
Loans, net	1,978	2,021
Other assets	3,611	4,075
Total assets	$257,130	$177,743
LIABILITIES
Subordinated notes	$39,031	$24,291
Other liabilities(1)	(942)	(1,510)
Total liabilities	38,089	22,781
SHAREHOLDERS’ EQUITY
Total shareholders’ equity	219,041	154,962
Total liabilities and shareholders’ equity	$257,130	$177,743

_________________________________________________

(1) As of December 31, 2021 and December 31, 2020, taxes payable was in a receivable position as a result of timing of tax payments.

	Year Ended December 31,
Condensed Statements of Income	2021	2020
Income
Interest income	$60	$87
Non-interest income	—	(1)
Total income	60	86
Expense
Interest expense	1,549	854
Non-interest expense	285	355
Total expense	1,834	1,209
Loss before income tax and equity in undistributed income of subsidiaries	(1,774)	(1,123)
Income tax benefit	119	(85)
Loss before equity in undistributed income of subsidiaries	(1,655)	(1,208)
Equity in undistributed income to subsidiaries	22,265	25,742
Net income	$20,610	$24,534

	Year Ended December 31,
Condensed Statements of Cash Flows	2021	2020
Cash flows from operating activities
Net income	$20,610	$24,534
Adjustments:
Depreciation and amortization	73	12
Current and deferred income tax expense/(benefit)	301	(3,003)
Stock-based compensation	2,903	2,544
Undistributed equity in subsidiaries	(22,265)	(25,742)
Change in other assets	678	(32)
Change in other liabilities	53	(42)
Net cash provided by/(used in) operating activities	2,353	(1,729)
Cash flows from investing activities
Net cash paid on acquisition	(11,501)	—
Investment in subsidiaries	(2,913)	(10,453)
Loan and note receivable originations and principal collections	43	70
Net cash used in investing activities	(14,371)	(10,383)
Cash flows from financing activities
Proceeds from subordinated notes	14,667	17,719
Repurchase of common stock	—	(377)
Settlement of restricted stock	(501)	(261)
Proceeds from the exercise of stock options	1,706	—
Net cash provided by financing activities	15,872	17,081

Net change in cash and cash equivalents	3,854	4,969
Cash and cash equivalents, beginning of year	14,270	9,301
Cash and cash equivalents, end of year	$18,124	$14,270

Supplemental cash flow information:
Interest paid on borrowed funds	$1,549	$854

Supplemental noncash disclosures:
Common stock issued for Teton acquisition	39,818	—
Segment collapse impact to investment in subsidiary	—	2,454
Segment collapse impact to deferred income tax (benefit)/expense	—	640
Segment collapse impact to other assets	—	(3,202)
Segment collapse impact to other liabilities	—	108

NOTE 21 – OTHER NON-INTEREST EXPENSE

Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of total interest income and other income (in thousands):

	Year Ended December 31,
Other non-interest expense	2021	2020
Corporate development and related	$1,769	$1,517
Loan and deposit related	1,016	1,453
Other	491	482
Total other non-interest expense	$3,276	$3,452

NOTE 22 - REGULATORY CAPITAL MATTERS

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the years ended December 31, 2021 and 2020, First Western made capital injections of $2.9 million and $10.0 million, respectively, into the Bank. Management believes as of December 31, 2021, First Western and the Bank meet all capital adequacy requirements to which they are subject to.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2021, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of December 31, 2021, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2021 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2021 and December 31, 2020.

The following presents the actual and required capital amounts and ratios as of December 31, 2021 and December 31, 2020 (in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$106,945	6.0%	$142,594	8.0%
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	203,164	11.40	80,209	4.5	115,858	6.5
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	217,215	12.19	142,594	8.0	178,242	10.0
Consolidated	242,388	13.54	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	203,164	10.05	80,887	4.0	101,108	5.0
Consolidated	188,777	9.31	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$133,963	10.22%	$78,660	6.0%	$104,880	8.0%
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	133,963	10.22	58,995	4.5	85,215	6.5
Consolidated	131,507	9.96	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	146,853	11.20	104,880	8.0	131,100	10.0
Consolidated	168,957	12.80	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	133,963	7.62	70,301	4.0	87,877	5.0
Consolidated	131,507	7.45	N/A	N/A	N/A	N/A

______________________________________

(1)	Does not include capital conservation buffer.

NOTE 23 – SUBSEQUENT EVENTS (Unaudited)

The Company elected to redeem the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price is equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption. As of this filing, the December 31, 2026 subordinated debt has been fully redeemed.

On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Disclosure Controls and Procedures

The Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Operating Officer, Chief Financial Officer and Treasurer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report. Based on such evaluation, our Chairman, Chief Executive Officer and President and our Chief Operating Officer, Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chairman, Chief Executive Officer and President and our Chief Operating Officer, Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B. Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, or the 2022 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and other executive officers. The full text of our Code of Business Conduct and Ethics is posted on the investor relations page of our website which is located https://myfw.gcs-web.com/investor-relations. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.

Item 11: Executive Compensation

The information required by this item is hereby incorporated by reference from the 2022 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference from the 2022 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference from the 2022 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

Item 14: Principal Accounting Fees and Services

The information required by this item is hereby incorporated by reference from the 2022 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2021.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 91
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

4.7		Description of Registrant’s Securities

10.1†		First Western Financial, Inc. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.2†	First Western Financial, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

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

10.10†

Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.11

Form of Subordinated Note Purchase Agreement, dated March 17, 2020, by and among First Western Financial, Inc. and several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

10.12

Form of Subordinated Note Purchase Agreement, dated November 25, 2020, by and among First Western Financial, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

10.13

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

First Western Financial, Inc.

March 15, 2022	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
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

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer, and President (principal executive officer)	March 15, 2022
Scott C. Wylie

/s/ Julie A. Courkamp	Director, Chief Operating Officer, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	March 15, 2022
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 15, 2022
Julie A. Caponi

/s/ David R. Duncan	Director	March 15, 2022
David R. Duncan

/s/ Thomas A. Gart	Director	March 15, 2022
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 15, 2022
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	March 15, 2022
Scott C. Mitchell

/s/ Luke A. Latimer	Director	March 15, 2022
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 15, 2022
Eric D. Sipf

/s/ Mark L. Smith	Director	March 15, 2022
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 15, 2022
Joseph C. Zimlich