Form 10-Q
period 2022-03-31
First Western Financial Inc
filed 2022-05-06
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 2, 2022
Common Stock, no par value	9,466,585

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
●	geographic concentration in Colorado, Arizona, Wyoming and California;
●	changes in the economy affecting real estate values and liquidity;
●	risks associated with higher inflation;
●	our ability to continue to originate residential real estate loans and sell such loans;
●	risks specific to commercial loans and borrowers;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	competition for investment managers and professionals and our ability to retain our associates;
●	fluctuation in the value of our investment securities;
●	the terminable nature of our investment management contracts;
●	changes to the level or type of investment activity by our clients;
●	investment performance, in either relative or absolute terms;
●	changes in interest rates;
●	the adequacy of our allowance for loan losses;
●	weak economic conditions and global trade;
●	legislative changes or the adoption of tax reform policies;
●	external business disruptors in the financial services industry;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	continued positive interaction with and financial health of our referral sources;
●	retaining our largest trust clients;
●	our ability to achieve our strategic objectives;
●	competition from other banks, financial institutions and wealth and investment management firms;
●	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;

●	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
●	the accuracy of estimates and assumptions;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	technological change;
●	our ability to attract and retain clients;
●	unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters;
●	new lines of business or new products and services;
●	regulation of the financial services industry;
●	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
●	limited trading volume and liquidity in the market for our common stock;
●	fluctuations in the market price of our common stock;
●	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
●	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
●	the initiation and continuation of securities analysts coverage of the Company;
●	future issuances of debt securities;
●	our ability to manage our existing and future indebtedness;
●	available cash flows from the Bank; and
●	other factors that are discussed in "Item 1A - Risk Factors" in our Annual Report on Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2022. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$5,961	$6,487
Federal funds sold	1,273	1,491
Interest-bearing deposits in other financial institutions	446,865	379,005
Total cash and cash equivalents	454,099	386,983

Available-for-sale securities, at fair value	58,727	55,562
Correspondent bank stock, at cost	1,617	2,584
Mortgage loans held for sale, at fair value	33,663	30,620
Loans (includes $6,380 and $0 measured at fair value, respectively)	1,923,825	1,949,137
Allowance for loan losses	(13,885)	(13,732)
Loans, net	1,909,940	1,935,405
Premises and equipment, net	23,539	23,976
Accrued interest receivable	6,969	7,151
Accounts receivable	6,445	5,267
Other receivables	2,841	1,949
Goodwill and other intangible assets, net	32,335	31,902
Deferred tax assets, net	7,540	6,845
Company-owned life insurance	15,889	15,803
Other assets	22,940	23,327
Assets held for sale	117	115
Total assets	$2,576,661	$2,527,489

Liabilities
Deposits:
Noninterest-bearing	$654,401	$636,304
Interest-bearing	1,617,711	1,569,399
Total deposits	2,272,112	2,205,703
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	27,576	38,629
Subordinated notes	32,523	39,031
Accrued interest payable	312	355
Other liabilities	20,872	24,730
Total liabilities	2,353,395	2,308,448

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,430,007 and 9,419,271 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	189,283	188,629
Retained earnings	35,713	30,189
Accumulated other comprehensive (loss)/income	(1,730)	223
Total shareholders’ equity	223,266	219,041
Total liabilities and shareholders’ equity	$2,576,661	$2,527,489

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$19,096	$14,212
Investment securities	337	196
Interest-bearing deposits in other financial institutions	232	91
Total interest and dividend income	19,665	14,499

Interest expense:
Deposits	943	974
Other borrowed funds	438	472
Total interest expense	1,381	1,446
Net interest income	18,284	13,053
Less: Provision for loan losses	210	—
Net interest income, after provision for loan losses	18,074	13,053

Non-interest income:
Trust and investment management fees	5,168	4,847
Net gain on mortgage loans	2,494	5,196
Bank fees	690	373
Risk management and insurance fees	109	51
Income on company-owned life insurance	86	88
Net gain on equity interests	1	—
Other	85	60
Total non-interest income	8,633	10,615
Total income before non-interest expense	26,707	23,668

Non-interest expense:
Salaries and employee benefits	12,058	9,861
Occupancy and equipment	1,882	1,409
Professional services	1,526	1,279
Technology and information systems	1,046	942
Data processing	1,187	1,015
Marketing	557	321
Amortization of other intangible assets	77	4
Net (gain)/loss on assets held for sale	(1)	—
Other	1,059	798
Total non-interest expense	19,391	15,629
Income before income taxes	7,316	8,039
Income tax expense	1,792	2,040
Net income available to common shareholders	$5,524	$5,999
Earnings per common share:
Basic	$0.59	$0.76
Diluted	0.57	0.74

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$5,524	$5,999
Other comprehensive income items, net of tax effect:
Net change in unrealized losses on available-for-sale securities	(1,953)	(101)
Comprehensive income	$3,571	$5,898

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

				Accumulated
	Shares	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	5,999	—	5,999
Other comprehensive loss, net of tax	—	—	—	(101)	(101)
Settlement of share awards	6,127	(34)	—	—	(34)
Stock-based compensation	—	613	—	—	613
Balance, March 31, 2021	7,957,900	$145,282	$15,578	$579	$161,439

Balance at January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	5,524	—	5,524
Other comprehensive loss, net of tax	—	—	—	(1,953)	(1,953)
Settlement of share awards	8,225	(131)	—	—	(131)
Options exercised	2,511	58	—	—	58
Stock-based compensation	—	727	—	—	727
Balance, March 31, 2022	9,430,007	$189,283	$35,713	$(1,730)	$223,266

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$5,524	$5,999
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	27	145
Stock dividends received on correspondent bank stock	(19)	(23)
Provision for loan losses	210	—
Net gain on mortgage loans	(2,494)	(5,196)
Origination of mortgage loans held for sale	(148,647)	(490,783)
Proceeds from mortgage loans	147,618	482,058
Depreciation and amortization	626	284
Deferred income tax benefits, net of valuation allowance	14	30
Increase in cash surrender value of company-owned life insurance	(86)	(88)
Stock-based compensation	727	613
Net changes in operating assets and liabilities:
Change in accounts receivable	288	172
Change in accrued interest receivable and other assets	(1,591)	(2,473)
Change in accrued interest payable and other liabilities	(3,183)	(1,829)
Net cash used in operating activities	(986)	(11,091)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	3,218	5,673
Purchases	(9,000)	—
Purchases of correspondent bank stock	—	(1)
Redemption of correspondent bank stock	986	—
Contributions to low-income housing tax credit investments	(214)	—
Loan and note receivable originations and principal collections, net	30,800	(10,406)
Purchases of premises and equipment	(45)	(725)
Purchases of loans	(6,380)	—
Proceeds from sale of other real estate owned	—	194
Net cash provided by/(used in) investing activities	19,365	(5,265)
Cash flows from financing activities
Net change in deposits	66,438	187,915
Payments to Federal Reserve borrowings	(11,053)	(28,513)
Proceeds from Federal Reserve borrowings	—	76,991
Payments on subordinated notes	(6,575)	—
Proceeds from subordinated notes, net of issuance costs	—	(56)
Proceeds from the exercise of stock options	58	—
Settlement of restricted stock	(131)	(34)
Net cash provided by financing activities	48,737	236,303

Net change in cash and cash equivalents	67,116	219,947
Cash and cash equivalents, beginning of year	386,983	155,989
Cash and cash equivalents, end of period	$454,099	$375,936
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$1,424	$1,287
Cash paid for lease liabilities	1,462	1,300
Supplemental noncash disclosures:
Change in unrealized loss on available-for-sale securities	(2,591)	(148)

See Note 2 - Acquisitions regarding noncash transactions related to measurement period adjustments

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

FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiaries: First Western Trust Bank (the "Bank") and Ryder, Stilwell Inc. ("RSI"). The Bank wholly owns the following subsidiaries, which are therefore indirectly wholly-owned by FWFI: First Western Merger Corporation ("Merger Corp") and RRI, LLC ("RRI"). RSI and RRI are not active operating entities.

The Company provides a fully-integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), and Wyoming (Jackson Hole, Laramie, Pinedale, and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2021 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2021.

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

Consolidation:  The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations and Divestitures: On December 31, 2021, the Company completed its merger pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Teton Financial Services, Inc. (“Teton”), parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. Management concluded that the merger represented a business combination, which is accounted for using the acquisition method, with the results of operations included in the Company’s condensed consolidated financial statements as of the acquisition date.

Use of Estimates:  To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, including the impact of the COVID-19 pandemic, and changes in the financial condition of borrowers. Material estimates that are particularly susceptible to significant change include: the determination of the allowance for loan losses, the evaluation of goodwill impairment, and the fair value of financial instruments.

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of March 31, 2022 and December 31, 2021, 74.3% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Mortgage Banking Derivatives:  Commitments to fund mortgage loans, interest rate lock commitments ("IRLC"), and forward sale commitments ("FSC"), to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.

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

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021 are considered in scope of Topic 606.

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

The administrator of LIBOR extended publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023, and ceased publishing other LIBOR settings on December 31, 2021.

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

The CARES Act created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and supported the community and clients by originating PPP loans since the program was created. PPP loans are classified in the Cash, Securities and Other portion of the loan portfolio. See Note 4 – Loans and the Allowance for Loan Losses for further discussion on our PPP loans.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of March 31, 2022. See Note 4 – Loans and the Allowance for Loan Losses for further discussion on our loan modification program.

The Company is a participant in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company may sell a 95% participation in a new MSLP loan to the Main Street Special Purpose Vehicle ("SPV") at par value. The Company must retain 5% of the MSLP loan until (i) it matures or (ii) neither the Main Street SPV nor a Governmental Assignee holds an interest in MSLP Loan in any capacity, whichever comes first. See Note 4 – Loans and the Allowance for Loan Losses for further discussion on our participation in the program.

Reclassifications:  Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.

Recently adopted accounting pronouncements:  The following reflects recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2021.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which amended existing guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The amendments require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge of the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 was set to be effective for the Company on January 1, 2021. However, ASU 2019-10 amended the mandatory effective date for ASU 2014-07 to January 1, 2023 for SRC’s, with earlier adoption permitted. On January 1, 2022, the Company adopted the new guidance. The adoption of this ASU has not had a material impact on the consolidated financial statements, and the Company has not recorded goodwill impairment to date as of part of the acquisition activity.

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

During the three months ended March 31, 2022, the CECL committee of the Company continued to work through its implementation plan. The Company has selected a champion quantitative model to approximate expected losses by call code segment using regional and other appropriate peers. The Company has selected qualitative factors and evaluated those factors for each loan segment for the quarter ended March, 31, 2022. The Company has begun to document policies and procedures, internal control structure, and process flows. Using this information, the Company successfully ran parallel models for the quarter in order for management to review and compare results between the initial CECL model and existing ALLL model. Currently, we are unable to estimate the impact the adoption of this update will have on the condensed consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

In March, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. This ASU will be effective for the Company at the same time we adopt CECL, January 1, 2023. The amendments eliminate the TDR recognition and measurement guidance and instead require an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with accounting for other modifications). The amendments also enhance existing disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

NOTE 2 – ACQUISITIONS

On July 22, 2021, the Company entered into the Merger Agreement with Teton, parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. The Merger Agreement provided that, subject to the terms and conditions set forth in the Merger Agreement, Teton would merge into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provided that following the merger, Rocky Mountain Bank would merge with and into the Bank, with the Bank surviving the bank merger. The transaction closed on December 31, 2021 with an aggregate purchase price of $51.3 million. As part of its long-term growth strategy, the Teton Acquisition expands First Western’s presence in Wyoming and allows the Bank to deliver its unique approach to private and commercial banking to more clients in the region.

The Teton Acquisition was accounted for under the acquisition method of accounting and therefore all assets and liabilities have been measured and recorded at their provisional fair values as of the acquisition close date of December 31, 2021 with final measurement period adjustments made as of March 31, 2022. All non-equity acquisition related costs were expensed as incurred. Certain acquisition costs related to the issuance of equity were capitalized as of December 31, 2021. Market value adjustments for assets acquired and liabilities assumed are amortized or accreted on a level yield basis over the estimated life of the asset or liability. Loans acquired were recorded at their estimated fair value and therefore no allowance for loan and lease losses was recorded at the date of acquisition. Goodwill of $6.2 million, which is not tax deductible, was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates. Additionally, core deposit intangible assets were identified and recorded at their estimated fair values and are amortized over their estimated useful life. On August 31, 2021, the Company completed the issuance and sale of subordinated notes, which provided partial funding of the transaction. See Note 8 – Borrowings for more information.

During the three months ended March 31, 2022, the Company finalized its application of purchase accounting. The following presents the final valuation of the assets acquired and liabilities assumed in the transaction with Teton as of December 31, 2021, including the measurement period adjustments to the provisional estimates (dollars in thousands):

	As of December 31, 2021
	Provisional	Measurement Period	Acquired
Fair value of consideration transferred	Estimates	Adjustments	Balances
Cash consideration	$11,501	$—	$11,501
Common stock issued	39,818	—	39,818
Total fair value of consideration transferred	51,319	—	51,319

Assets acquired
Cash and cash equivalents	132,498	—	132,498
Available-for-sale securities, at fair value	18,058	—	18,058
Correspondent bank stock, at cost	928	—	928
Mortgage loans held for sale	840	—	840
Loans	252,275	(857)	251,418
Premises and equipment	17,758	—	17,758
Accrued interest receivable	923	—	923
Accounts receivable	95	—	95
Other receivable	520	—	520
Core deposit intangible(1)	1,264	698	1,962
Other assets	226	242	468
Assets held for sale	115	5	120
Total assets acquired	425,500	88	425,588

Liabilities assumed
Deposits	379,227	(29)	379,198
Accrued interest payable	26	—	26
Other liabilities	1,283	—	1,283
Deferred tax liabilities/(assets), net	42	(71)	(29)
Total liabilities assumed	380,578	(100)	380,478
Net assets acquired	44,922	188	45,110
Goodwill recognized	$6,397	$(188)	$6,209

_____________________________________

(1) The core deposit intangible was determined to have an estimated life of 10 years.

The Company incurred $0.5 million in expenses related to the acquisition during the three months ended March 31, 2022. The following presents the acquisition expenses within Non-interest expense of the Condensed Consolidated Statements of Income as of the date noted (dollars in thousands):

Three Months Ended
March 31,
2022
Mergers and acquisitions expense:
Salaries and employee benefits	$229
Professional services	112
Marketing	70
Data processing	115
Other	1
Total mergers and acquisitions expense	$527

The following table presents pro forma information for the three months ended March 31, 2022 and 2021, as if the Teton Acquisition had occurred on January 1, 2021. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share data):

	Pro Forma
	Three Months Ended March 31,
	2022	2021
Net interest income after provision for loan losses	$18,074	$16,456
Noninterest income	8,633	11,320
Net income	5,524	3,656
Pro forma earnings per share:
Basic	0.59	0.39
Diluted	0.57	0.39

k

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities available-for-sale, with unrealized gains and losses recognized in accumulated other comprehensive income as of the dates noted (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(11)	$239
U.S. Government Agency	2,959	—	(92)	2,867
Corporate bonds	17,110	142	(169)	17,083
GNMA mortgage-backed securities – residential	24,890	4	(1,352)	23,542
FNMA mortgage-backed securities – residential	13,779	3	(780)	13,002
Government CMO and MBS - commercial	672	—	(14)	658
Corporate CMO and MBS	1,362	—	(26)	1,336
Total securities available-for-sale	$61,022	$149	$(2,444)	$58,727

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities – residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities – residential	14,400	43	—	14,443
Government CMO and MBS - commercial	878	—	—	878
Corporate CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562

As of March 31, 2022, the amortized cost and estimated fair value of available-for-sale securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
March 31, 2022	Cost	Value
Due within one year	$254	$252
Due between one year and five years	374	361
Due between five years and ten years	18,207	18,146
Due after ten years	1,484	1,430
Securities (CMO and MBS)	40,703	38,538
Total	$61,022	$58,727

In the first quarter of 2022, the Company committed $3.0 million in capital to a bank technology fund. During the three months ended March 31, 2022, the Company made $0.4 million in contributions to the partnership. As of March 31, 2022, the Company held a balance of $0.4 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $2.5 million in future contributions.

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company did not make any contributions to the SBIC fund during the three months ended March 31, 2022 or the year ended December 31, 2021 and received a $0.1 million return of capital during each period. As of March 31, 2022 and December 31, 2021, the Company held a balance of $2.0 million with SBIC, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $1.0 million in future SBIC investments.

As of March 31, 2022 and December 31, 2021, securities with carrying values totaling $15.2 million and $17.3 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10%of shareholders’ equity.

As of March 31, 2022 and December 31, 2021, ninety securities and ten securities were in an unrealized loss position, with unrealized losses totaling $2.4 million and $0.2 million, respectively. Of the securities in an unrealized loss position as of March 31, 2022, two have been in a continuous unrealized loss position for more than twelve months and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2022.

The following presents securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position as of the dates noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$239	$(11)	$—	$—	$239	$(11)
U.S. Government Agency	2,867	(92)	—	—	2,867	(92)
Corporate bonds	7,112	(138)	469	(31)	7,581	(169)
GNMA mortgage-backed securities – residential	23,132	(1,352)	—	—	23,132	(1,352)
FNMA mortgage-backed securities – residential	12,802	(780)	—	—	12,802	(780)
Government CMO and MBS - commercial	658	(14)	—	—	658	(14)
Corporate CMO and MBS	647	(4)	485	(22)	1,132	(26)
Total	$47,457	$(2,391)	$954	$(53)	$48,411	$(2,444)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury debt	$247	$(3)	$—	$—	$247	$(3)
Corporate bonds	485	(15)	—	—	485	(15)
GNMA mortgage-backed securities – residential	17,205	(146)	—	—	17,205	(146)
Corporate CMO and MBS	—	—	521	(18)	521	(18)
Total	$17,937	$(164)	$521	$(18)	$18,458	$(182)

The Company did not sell any securities during the three months ended March 31, 2022 or during the year ended December 31, 2021.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Cash, Securities, and Other(1)	$271,811	$295,948
Construction and Development	151,651	178,716
1-4 Family Residential	602,412	580,872
Non-Owner Occupied CRE	455,715	482,622
Owner Occupied CRE	212,401	212,426
Commercial and Industrial(2)	237,144	203,584
Total loans held for investment	1,931,134	1,954,168
Deferred fees and unamortized premiums/(unaccreted discounts), net	(7,309)	(5,031)
Allowance for loan losses	(13,885)	(13,732)
Loans, net	$1,909,940	$1,935,405

______________________________________

(1) Includes PPP loans of $16.7 million and $46.8 million as of March 31, 2022 and December 31, 2021, respectively. Includes $6.4 million of unsecured consumer loans held for investment measured at fair value as of March 31, 2022.

(2) Includes MSLP loans of $6.8 million and $6.8 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, total loans held for investment included $323.6 million and $356.7 million, respectively, of performing loans purchased through mergers or acquisitions. As of March 31, 2022 and December 31, 2021, Cash, Securities, and Other included $6.4 million and $0.0 million, respectively, of loans held for investment measured at fair value. See Note 14 – Fair Value Option.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of March 31, 2022, the Cash, Securities, and Other portion of the loan portfolio included $16.7 million of PPP loans, or 6.1% of the total category. As of December 31, 2021, the Cash, Securities, and Other portion of the loan portfolio included $46.8 million of PPP loans, or 15.8% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of March 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 2.9% of the total category. As of December 31, 2021, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 3.3% of the total category.

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

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of March 31, 2022, the Company’s loan portfolio included 69 non-acquired loans which were previously modified under the loan modification program, totaling $109.8 million. Through the Teton Acquisition, the Company acquired 18 loans totaling $8.3 million as of March 31, 2022, which were previously modified and are still in their deferral period.

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of March 31, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of March 31, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred fees, and unamortized premiums/(unaccreted discounts) which are not material) in loans past due as of the dates noted (dollars in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
March 31, 2022	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$321	$351	$36	$708	$271,103	$271,811
Construction and Development	2,069	—	—	2,069	149,582	151,651
1-4 Family Residential	3,575	—	—	3,575	598,837	602,412
Non-Owner Occupied CRE	—	509	—	509	455,206	455,715
Owner Occupied CRE	—	—	—	—	212,401	212,401
Commercial and Industrial	11,145	—	2,190	13,335	223,809	237,144
Total	$17,110	$860	$2,226	$20,196	$1,910,938	$1,931,134

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$1,199	$—	$8	$1,207	$294,741	$295,948
Construction and Development	2,758	—	—	2,758	175,958	178,716
1-4 Family Residential	1,449	—	—	1,449	579,423	580,872
Non-Owner Occupied CRE	—	2,548	—	2,548	480,074	482,622
Owner Occupied CRE	1,419	—	—	1,419	211,007	212,426
Commercial and Industrial	748	—	2,200	2,948	200,636	203,584
Total	$7,573	$2,548	$2,208	$12,329	$1,941,839	$1,954,168

As of March 31, 2022, the Company had eleven loans, totaling an immaterial amount, in the Cash, Securities and Other portfolio that were more than 90 days delinquent and accruing interest. As of December 31, 2021, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Cash, Securities and Other	$6	$8
1-4 Family Residential	72	75
Owner Occupied CRE	1,222	1,241
Commercial and Industrial	2,926	2,938
Total	$4,226	$4,262

Non-accrual loans classified as TDRs accounted for $4.2 million of the recorded investment as of March 31, 2022 and $4.3 million as of December 31, 2021. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Accruing
Non-Owner Occupied CRE	$51	$55
Non-accrual
Cash, Securities, and Other	4	6
1-4 Family Residential	72	75
Owner Occupied CRE	1,222	1,241
Commercial and Industrial	2,926	2,938
Total	4,275	4,315
Allowance for loan losses associated with TDR	(1,751)	(1,751)
Net recorded investment	$2,524	$2,564

As of March 31, 2022 and December 31, 2020, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the three months ended March 31, 2022. The Company modified three loans resulting in TDR status during the year ended December 31, 2021. The first loan was a small mortgage with a remaining balance of $0.1 million where the borrower was unable to make payments or obtain additional financing to pay off the mortgage. As a result, we have modified the loan at the maturity date with a one-year renewal to allow the borrower time to seek a refinance. As of December 31, 2021, this loan remains current under the terms of the modification. The second and third loans modified are in relation to one borrower who has two loans, one Commercial Real Estate Loan in the amount of $1.2 million, which is the space where the related business operates, and a Commercial loan with a balance of $0.7 million. The borrower has experienced a reduction in cash flow through ongoing impact from the pandemic and related shut downs and hiring shortages. As a result, the Company modified both loans allowing for a six month interest only period to provide cash flow relief. The Company obtained a reduced term on the business loan as well as additional collateral from the Borrower. All three of the loans modified during 2021 were sufficiently collateralized and therefore did not require any specific reserve.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following presents impaired loans by portfolio and related valuation allowance during the periods presented (dollars in thousands):

	March 31, 2022			December 31, 2021
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$2	$2	$2	$2	$2
Commercial and Industrial	2,190	2,190	1,751	2,190	2,190	1,751
Total	$2,192	$2,192	$1,753	$2,192	$2,192	$1,753

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
1-4 Family Residential	72	72	—	75	75	—
Owner Occupied CRE	1,222	1,222	—	1,241	1,241	—
Commercial and Industrial	736	736	—	748	748	—
Total	$2,034	$2,034	$—	$2,070	$2,070	$—

Total impaired loans:
Cash, Securities, and Other	$6	$6	$2	$8	$8	$2
1-4 Family Residential	72	72	—	75	75	—
Owner Occupied CRE	1,222	1,222	—	1,241	1,241	—
Commercial and Industrial	2,926	2,926	1,751	2,938	2,938	1,751
Total	$4,226	$4,226	$1,753	$4,262	$4,262	$1,753

The recorded investment in loans in the previous tables excludes accrued interest, deferred fees, and unamortized premiums/(unaccreted discounts), which are not material. Interest income, if any, was recognized on the cash basis on non-accrual loans.

The following presents the average balance of impaired loans and interest income recognized on impaired loans during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$2	$—	$3	$—
Commercial and Industrial	2,190	—	3,419	—
Total	$2,192	$—	$3,422	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$5	$—	$34	$—
Owner Occupied CRE	1,231	—	479	—
Commercial and Industrial	742	—	105	—
1-4 Family Residential	74	—	—	—
Total	$2,052	$—	$618	$—

Total impaired loans:
Cash, Securities, and Other	$7	$—	$37	$—
Owner Occupied CRE	1,231	—	479	—
Commercial and Industrial	2,932	—	3,524	—
1-4 Family Residential	74	—	—	—
Total	$4,244	$—	$4,040	$—

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class during the periods presented (dollars in thousands):

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2022
Beginning balance	$1,864	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
(Release)/provision for loan losses	(84)	(138)	236	(85)	36	245	210
Charge-offs	(97)	—	—	—	—	—	(97)
Recoveries	40	—	—	—	—	—	40
Ending balance	$1,723	$954	$3,789	$2,867	$1,328	$3,224	$13,885

Allowance for loan losses as of March 31, 2022 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,721	954	3,789	2,867	1,328	1,473	12,132
Ending balance	$1,723	$954	$3,789	$2,867	$1,328	$3,224	$13,885

Loans as of March 31, 2022:
Individually evaluated for impairment	$6	$—	$72	$—	$1,222	$2,926	$4,226
Collectively evaluated for impairment	265,425	151,651	602,340	455,715	211,179	234,218	1,920,528
Measured at fair value	6,380	—	—	—	—	—	6,380
Ending balance	$271,811	$151,651	$602,412	$455,715	$212,401	$237,144	$1,931,134

	Cash,	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	Family	Occupied	Occupied	and
	and Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2021
Beginning balance	$2,579	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Release)/provision for loan losses	(6)	(166)	(81)	207	(36)	82	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Ending balance	$2,573	$766	$3,152	$2,211	$1,123	$2,714	$12,539

Allowance for loan losses as of December 31, 2021 allocated to loans evaluated for impairment:
Individually	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,862	1,092	3,553	2,952	1,292	1,228	11,979
Ending balance	$1,864	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Loans as of December 31, 2021:
Individually evaluated for impairment	$8	$—	$75	$—	$1,241	$2,938	$4,262
Collectively evaluated for impairment	295,940	178,716	580,797	482,622	211,185	200,646	1,949,906
Ending balance	$295,948	$178,716	$580,872	$482,622	$212,426	$203,584	$1,954,168

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

Loans accounted for under the fair value option are not rated.

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the dates noted (dollars in thousands):

		Special
March 31, 2022	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$265,425	$—	$6	$6,380	$271,811
Construction and Development	151,651	—	—	—	151,651
1-4 Family Residential	602,340	—	72	—	602,412
Non-Owner Occupied CRE	449,811	5,904	—	—	455,715
Owner Occupied CRE	210,492	—	1,909	—	212,401
Commercial and Industrial	231,938	393	4,813	—	237,144
Total	$1,911,657	$6,297	$6,800	$6,380	$1,931,134

		Special
December 31, 2021	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$295,940	$—	$8	$—	$295,948
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

The Company had no loans graded doubtful as of March 31, 2022 and December 31, 2021.

NOTE 5 - GOODWILL

The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Beginning balance	$30,588	$24,191
Acquisition activity	(188)	6,397
Ending balance	$30,400	$30,588

During the year ended December 31, 2021, the Company recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. During the three months ended March 31, 2022, goodwill was adjusted by ($0.2) million as a result of the measurement period adjustments. See Note 2 – Acquisitions for more information.

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events.

The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. As of March 31, 2022, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million and $30.6 million as of March 31, 2022 and December 31, 2021, respectively.

NOTE 6 - LEASES

Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2032. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted (dollars in thousands).

		March 31,	December 31,
		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$10,071	$10,720

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$13,090	$13,863

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

	March 31,		December 31,
	2022		2021
Weighted-Average Remaining Lease Term
Operating leases	5.12	years	5.26	years

Weighted-Average Discount Rate
Operating leases	2.63%		2.67%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Condensed Consolidated Statements of Income. The following presents the Company’s net lease costs during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Lease Costs
Operating lease cost	$795	$752
Variable lease cost	558	412
Lease costs, net	$1,353	$1,164

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter as of the date noted (dollars in thousands):

Year Ending December 31,	Operating Leases
2022(1)	$2,601
2023	3,210
2024	3,064
2025	2,073
2026	703
Thereafter	2,168
Total future minimum lease payments	13,819
Less: imputed interest	(729)
Present value of net future minimum lease payments	$13,090

________________________________________

(1) Amount represents the remaining nine months of year.

Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three months ended March 31, 2022, the Company recognized $0.1 million of lease income.

The following presents a maturity analysis of the Company's operating payments to be received on an annual basis for each of the next five years and total amounts thereafter as of the date noted (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2022(1)	$205
2023	221
2024	199
2025	—
2026	—
Thereafter	—
Total undiscounted operating lease income	$625

________________________________________

(1) Amount represents the remaining nine months of year.

NOTE 7 - DEPOSITS

The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Money market deposit accounts	$1,108,315	$1,056,669
Time deposits	156,678	170,491
Negotiable order of withdrawal accounts	319,648	309,940
Savings accounts	33,070	32,299
Total interest-bearing deposits	$1,617,711	$1,569,399
Aggregate time deposits of $250 or greater	$73,602	$75,747

Overdraft balances classified as loans totaled an immaterial amount as of March 31, 2022 and December 31, 2021.

The following presents the scheduled maturities of all time deposits for the next five years ending March 31 (dollars in thousands):

Time Deposits
2022(1)	$89,023
2023	36,661
2024	6,382
2025	2,590
2026	17,137
Thereafter	4,885
Total	$156,678

________________________________________

(1) Amount represents the remaining nine months of year.

NOTE 8 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2022 and December 31, 2021 amounted to $815.5 million and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $541.2 million as of March 31, 2022. Each advance is payable at its maturity date.

The following presents the Company’s required maturities on FHLB borrowings as of the dates noted (dollars in thousands):

		March 31,	December 31,
Maturity Date	Rate %	2022	2021
April 22, 2022	0.37	$5,000	$5,000
May 5, 2023	0.76	10,000	10,000
Total		$15,000	$15,000

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2022 and December 31, 2021, the Company utilized $12.6 million and $23.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price is equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the "Notes") totaling $15.0 million in aggregate principal amount. The issuance included $0.3 million of issuance costs and as of March 31, 2022, a net balance of $14.8 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.

On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount. The issuance included $0.2 million of issuance costs and as of March 31, 2022, a net balance of $9.8 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the ‘March 2020 Sub Notes”) totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs and as of March 31, 2022, a net balance of $7.9 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$118,953	$509,677	$136,289	$442,035
Standby letters of credit	5,696	22,035	2,420	20,940
Commitments to make loans to sell	79,178	—	60,529	—
Commitments to make loans	46,354	12,626	16,256	14,920

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

Unused lines of credit under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing clients. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The 2020 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The 2020 Repurchase Plan expired in November 2021. During the year ended December 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase Plan.

During the three months ended March 31, 2022 and 2021, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vests ratably over five years. The remaining $1.5 million, or 52,632 shares, may be earned based on performance of the mortgage division of the Company. The performance based awards fully vested in the second quarter of 2020.

As of March 31, 2022, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $0.1 million for the Restricted Stock Awards. As of March 31, 2022, the Company has $0.1 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of less than one year. No restricted Stock Awards vested during the three months ended March 31, 2022 or 2021.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of March 31, 2022, there were a total of 338,950 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, the Company recognized no stock based compensation expense associated with stock options. During the three months ended March 31, 2021, the Company recognized an immaterial amount of stock based compensation expense. As of March 31, 2022, the Company has no unrecognized stock-based compensation expense related to stock options.

The following presents activity for nonqualified stock options during the three months ended March 31, 2022:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2021	308,574	$29.21
Granted	—	—
Exercised	(2,511)	23.01
Forfeited or expired	(116,100)	40.00
Outstanding as of March 31, 2022	189,963	22.70	2.8	(1)
Options fully vested / exercisable as of March 31, 2022	189,963	22.70	2.8	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.

As of March 31, 2022, there were 189,963 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2022 and 2026.

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

The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the three months ended March 31, 2022:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2021	249,821	183,483	13,746
Granted	—	—	—
Vested	(414)	(12,100)	—
Forfeited	(1,967)	(671)	—
Outstanding as of March 31, 2022	247,440	170,712	13,746

During the three months ended March 31, 2022, the Company issued 8,225 shares of common stock upon the settlement of Restricted Stock Units. The remaining 4,289 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes. During the three months ended March 31, 2021, the Company issued 6,127 shares of common stock upon the settlement of Restricted Stock Units. The remaining 2,824 shares were surrendered with a combined market value at the dates of settlement of $0.1 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company did not grant any Time Vesting Units during the three months ended March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. As of March 31, 2022, there was $3.0 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.4 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of March 31, 2022 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	80,255	$292	1.8 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	81,099	400	2.8 years	December 31, 2022	December 31, 2023
On November 18, 2020	150%	34,752	313	2.6 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	150%	59,963	840	3.8 years	December 31, 2023	December 31, 2025

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity for the three months ended March 31 (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
Grant Period	2022	2021	2022	2021
Prior to May 1, 2019	—	—	$—	$15
May 1, 2019 through April 30, 2020	—	—	61	56
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	53	55
On November 18, 2020		—	30	34
May 3, 2021 through August 11, 2021	—	—	81	—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three months ended March 31, 2022 and 2021, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of March 31, 2022, there was an immaterial amount of unrecognized compensation expense related to the Market Performance Units which is expected to be recognized over a weighted-average period of less than one year.

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

NOTE 11 - EARNINGS PER COMMON SHARE

The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$5,524	$5,999

Denominator:
Basic weighted average shares	9,418,318	7,935,664
Earnings per common share - basic	$0.59	$0.76

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$5,524	$5,999

Denominator:
Basic weighted average shares	9,418,318	7,935,664
Diluted effect of common stock equivalents:
Stock options	57,139	4,923
Time Vesting Units	189,538	102,530
Financial Performance Units	83,954	46,289
Market Performance Units	13,653	14,197
Total diluted effect of common stock equivalents	344,284	167,939
Diluted weighted average shares	9,762,602	8,103,603
Earnings per common share - diluted	$0.57	$0.74

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended March 31,
	2022	2021
Stock options	—	278,109
Time Vesting Units	—	3,982
Financial Performance Units	—	23,168
Restricted Stock Awards	—	21,054
Total potentially dilutive securities	—	326,313

NOTE 12 - INCOME TAXES

During the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $1.8 million and $2.0 million, respectively, reflecting an effective tax rate of 24.5% and 25.4%, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers and their affiliates. As of March 31, 2022 and December 31, 2021, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of year	$12,833	$14,321
Funded loans	2,284	11,294
Payments collected	(3,063)	(12,782)
Balance, end of period	$12,054	$12,833

Deposits from related parties held by the Bank as of March 31, 2022 and December 31, 2021 totaled $46.5 million and $51.0 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During the three months ended March 31, 2022 and 2021, the Company incurred an immaterial amount and $0.1 million, respectively, of expenses related to these leases.

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

Equity Securities:  Fair value of equity securities represents the market value of mutual funds based on quoted market prices (Level 1) and the value of stock held in other companies, which is based on recent market transactions or quoted rates that are not actively traded (Level 2).

Equity Warrants:  Fair value of equity warrants of private companies are priced using a Black-Scholes option pricing model to estimate the asset fair value by using strike prices, option expiration dates, risk-free interest rates, and option volatility assumptions (Level 3).

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

Loans Held for Investment:  The fair value of loans held for investment are typically determined based on discounted cash flow analysis using market-based interest rate spreads. Discounted cash flow analysis are adjusted, as appropriate, to reflect current market conditions and borrower specific credit risk. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.

Mortgage Loans Held for Sale:  The fair value of mortgage loans held for sale is estimated based upon quotes from third party investors for similar assets resulting in a Level 2 classification.

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$239	$—	$—	$239
U.S. Government Agency	—	2,867	—	2,867
Corporate bonds	—	10,868	6,215	17,083
GNMA mortgage-backed securities - residential	—	23,542	—	23,542
FNMA mortgage-backed securities - residential	—	13,002	—	13,002
Government CMO and MBS	—	658	—	658
Corporate CMO and MBS	—	1,336	—	1,336
Total securities available-for-sale	$239	$52,273	$6,215	$58,727
Mortgage loans held for sale	$—	$33,663	$—	$33,663
Loans held at fair value	$—	$—	$6,380	$6,380
Forward commitments and FSC	$—	$1,478	$—	$1,478
Equity securities	$676	$122	$—	$798
Guarantee asset	$—	$—	$206	$206
IRLC, net	$—	$—	$990	$990
Equity warrants	$—	$—	$402	$402

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$247	$—	$—	$247
U.S. Government Agency	—	3,522	—	3,522
Corporate bonds	—	6,212	2,113	8,325
GNMA mortgage-backed securities - residential	—	26,650	—	26,650
FNMA mortgage-backed securities - residential	—	14,443	—	14,443
Government CMO and MBS	—	878	—	878
Corporate CMO and MBS	—	1,497	—	1,497
Total securities available-for-sale	$247	$53,202	$2,113	$55,562
Mortgage loans held for sale	$—	$30,620	$—	$30,620
Forward commitments and FSC	$—	$(65)	$(9)	$(74)
Equity securities	$709	$489	$—	$1,198
Guarantee asset	$—	$—	$237	$237
IRLC, net	$—	$—	$1,473	$1,473
Equity warrants	$—	$—	$160	$160

There were no transfers between levels during the three months ended March 31, 2022 or year ended December 31, 2021.

U.S. Treasury debt is reported at fair value utilizing Level 1 inputs. Three Corporate bonds are reported at fair value utilizing Level 3 inputs.  The remaining portfolio of securities are reported at fair value with Level 2 inputs provided by a pricing service. As of March 31, 2022 and December 31, 2021, the majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality are considered.

As of March 31, 2022, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

Fair Value Option

The Company has elected to account for certain purchased whole loans held for investment under the fair value option in order to align the accounting presentation with the Company’s viewpoint of the economics of the loans. Interest income on loans held for investment accounted for under the fair value option is recognized within Interest and dividend income in the accompanying Condensed Consolidated Statements of Income. Not electing fair value generally results in a larger discount being recorded on the date of the loan purchase. The discount is subsequently accreted into interest income over the underlying loan’s remaining term using the effective interest method. Additionally, management has elected the fair value option for mortgage loans originated and held for sale.

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of March 31, 2022 or December 31, 2021. Additionally, there were no loans accounted for under the fair value option that were on nonaccrual as of March 31, 2022 or December 31, 2021.

The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	March 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$33,663	$33,713	$(50)	$—	$—	$—	$—	$—	$—
Loans held for investment	6,380	6,368	12	—	—	—	—	—	—
	$40,043	$40,081	$(38)	$—	$—	$—	$—	$—	$—

	December 31, 2021
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—
Loans held for investment	—	—	—	—	—	—	—	—	—
	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—

The following presents the net (losses)/gains from changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended
	March 31,
	2022	2021
Loans held for sale	$(1,911)	$125
Loans held for investment	—	—
	$(1,911)	$125

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended
	March 31,
Loans held for sale	2022	2021
Balance at beginning of period	$30,620	$161,843
Loans originated	191,081	525,814
Loans acquired	—	—
Fair value changes	667	5,969
Sales	(188,666)	(514,556)
Settlements	(39)	(2,426)
Balance at end of period	$33,663	$176,644

	Three Months Ended
	March 31,
Loans held for investment	2022	2021
Balance at beginning of period	$—	$—
Loans originated	—	—
Loans acquired	6,380	—
Fair value changes	—	—
Sales	—	—
Settlements	—	—
Balance at end of period	$6,380	$—

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

The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439

______________________________________

(1) One immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of March 31, 2022 and December 31, 2021.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

As of March 31, 2022 and December 31, 2021, the Company did not own any OREO properties.

As of March 31, 2022 and December 31, 2021, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $2.2 million with valuation allowances of $1.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $1.8 million as of March 31, 2022 and December 31, 2021. The Company did not have any charge offs during the three months ended March 31, 2022 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2021 from the specific reserve.

Level 3 Analysis

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended March 31, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$6,380	$(9)	$237	$1,473	$160
Acquisitions	4,000	—	9	—	1,614	242
Originations	—	—	—	—	(1,354)	—
Losses in net income, net	—	—	—	(31)	(743)	—
Unrealized gains, net	102	—	—	—	—	—
Ending balance	$6,215	$6,380	$—	$206	$990	$402

Three Months Ended March 31, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$(89)	$232	$9,841	$—
Acquisitions	—	—	—	—	2,684	—
Originations	—	—	—	—	(7,016)	—
Losses in net income, net	—	—	(84)	(44)	(3,404)	—
Unrealized gains/(losses), net	—	—	—	—	—	—
Ending balance	$—	$—	$(173)	$188	$2,105	$—

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2022
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Corporate Bonds	$6,215	Discounted cash flow	Discount rate	5% (5%)

Loans held at fair value	6,380	Discounted cash flow	Discount rate	19 bps (19 bps)

Guarantee asset	206	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 11% (11%)

IRLC, net	990	Best execution model	Pull through	67% to 100% (93%)

Equity warrants	402	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	24% to 37% (32%) 0.30% to 1.10% (0.97%) 0 to 4 years

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	7% - 45% (38%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Corporate Bonds	$2,113	Discounted cash flow	Discount rate	7% (7%)

FSC	(9)	Internal pricing model	Market Differential	-14bps to -2 bps (-6bps)

Guarantee asset	237	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 18% (18%)

IRLC, net	1,473	Best execution model	Pull through	71% to 100% (88%)

Equity warrants	160	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	24% to 37% (32%) 0.30% to 1.10% (0.97%) 0 to 4 years

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)

______________________________________

(1) One immaterial Cash, Securities and Other loan was fully reserved for using a specific allowance as of March 31, 2022 and December 31, 2021.

Estimated Fair Value of Other Financial Instruments

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying	Fair Value Measurements Using:
March 31, 2022	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$454,099	$454,099	$—	$—
Loans, net	1,909,940	—	—	1,902,433
Accrued interest receivable	6,969	2	299	6,668
Liabilities:
Deposits	2,272,112	—	2,273,766	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,817	—
Federal Reserve borrowings – fixed rate	12,576	—	12,576	—
Subordinated notes – fixed-to-floating rate	32,523	—	—	35,573
Accrued interest payable	312	—	130	182

	Carrying	Fair Value Measurements Using:
December 31, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$386,983	$386,983	$—	$—
Loans, net	1,935,405	—	—	1,919,625
Accrued interest receivable	7,151	2	203	6,946
Liabilities:
Deposits	2,205,703	—	2,207,452	—
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,990	—
Federal Reserve borrowings – fixed rate	23,629	—	23,629	—
Subordinated notes – fixed-to-floating rate	39,031	—	—	40,325
Accrued interest payable	355	—	156	199

The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016-01. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

NOTE 15 - SEGMENT REPORTING

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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or for the three months ended March 31, 2022 and 2021 (dollars in thousands):

As of or for the three months ended March 31, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$19,665	$—	$19,665
Total interest expense	1,381	—	1,381
Provision for loan losses	210	—	210
Net interest income, after provision for loan losses	18,074	—	18,074
Non-interest income	6,115	2,518	8,633
Total income before non-interest expense	24,189	2,518	26,707
Depreciation and amortization expense	548	12	560
Net (gain)/loss on assets held for sale	(1)	—	(1)
All other non-interest expense	16,631	2,201	18,832
Income before income taxes	$7,011	$305	$7,316

Goodwill	$30,400	$—	$30,400
Total assets	2,539,473	37,188	2,576,661

As of or for the three months ended March 31, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$14,499	$—	$14,499
Total interest expense	1,446	—	1,446
Provision for loan losses	—	—	—
Net interest income, after provision for loan losses	13,053	—	13,053
Non-interest income	5,418	5,197	10,615
Total income before non-interest expense	18,471	5,197	23,668
Depreciation and amortization expense	258	14	272
All other non-interest expense	12,296	3,061	15,357
Income before income taxes	$5,917	$2,122	$8,039

Goodwill	$24,191	$—	$24,191
Total assets	2,025,720	185,858	2,211,578

NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of March 31, 2022 and December 31, 2021, the balance of the investment for LIHTC was $2.7 million and $2.6 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.

There were no unfunded commitments related to the investment in the LIHTC as of March 31, 2022. As of December 31, 2021, total unfunded commitments were $0.2 million.

The Company uses the proportional amortization method to account for this investment. During the three months ended March 31, 2022 and 2021, the Company recognized amortization expense of $0.1 million which was included within the Income tax expense line item of the Condensed Consolidated Statements of Income.

Additionally, during the three months ended March 31, 2022 and 2021, the Company recognized $0.1 million of tax credits and other benefits from this investment in the LIHTC. During the three months ended March 31, 2022 and 2021, the Company did not incur any impairment losses.

NOTE 17 - REGULATORY CAPITAL MATTERS

First Western and the Bank are subject to various regulatory capital adequacy requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s condensed consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, First Western and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the year ended December 31, 2021, First Western made a capital injection of $2.9 million into the Bank. Management believes as of March 31, 2022, First Western and the Bank meet all capital adequacy requirements to which they are subject to.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2022, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of March 31, 2022 and December 31, 2021, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2022, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2022 and December 31, 2021.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$209,428	12.01%	$104,663	6.0%	$139,551	8.0%
Consolidated	194,605	11.11	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	209,428	12.01	78,497	4.5	113,385	6.5
Consolidated	194,605	11.11	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	223,664	12.82	139,551	8.0	174,439	10.0
Consolidated	241,841	13.81	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	209,428	8.27	101,264	4.0	126,581	5.0
Consolidated	194,605	7.67	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$106,945	6.0%	$142,594	8.0%
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	203,164	11.40	80,209	4.5	115,858	6.5
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	217,215	12.19	142,594	8.0	178,242	10.0
Consolidated	242,388	13.54	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	203,164	10.05	80,887	4.0	101,108	5.0
Consolidated	188,777	9.31	N/A	N/A	N/A	N/A

______________________________________

(1) Does not include capital conservation buffer.

NOTE 18 – SUBSEQUENT EVENTS

On April 1, 2022, the Company elected to transfer all securities classified as available for sale to held to maturity.  The Company determined, based on strong liquidity and history of not selling securities, that the held to maturity classification more appropriately reflects management’s intent for the securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2022 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2022. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 15, 2022 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Company Overview

We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust, and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We target entrepreneurs, professionals, and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations, which we refer to as the "Western wealth management client." We believe that the Western wealth management client shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.

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

From 2004, when we opened our first profit center, until March 31, 2022, we have expanded our footprint into fifteen full service profit centers, two loan production offices, and two trust offices located across four states. As of and for the three months ended March 31, 2022, we had $2.58 billion in total assets, $26.7 million in total revenues, and provided fiduciary and advisory services on $7.20 billion of assets under management ("AUM").

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

The Company activated its Business Continuity Management Plan in early 2020 in response to the emergence of COVID-19 and has continued to adjust as the crisis continues to impact our markets, clients, and business. A majority of our associates have been working remotely since early 2020. All of our offices are open, functioning, and continue to operate as usual. We are taking additional precautions within our profit centers, including enhanced cleaning procedures and physical distancing measures, to ensure the safety of our clients and our associates.

A provision in the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and participated in all rounds of the program.

The last round of program funds were depleted in early May 2021. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company.  Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in the early second quarter of 2021. As of March 31, 2022, we have received forgiveness payments of $301.1 million from the SBA and have 72 PPP loans for a total of $16.7 million with an average loan rate size of $0.2 million remaining.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of March 31, 2022, the Company’s loan portfolio included 69 non-acquired loans which were previously modified under the loan modification program, totaling $109.8 million. Through the Teton Acquisition, the Company acquired 18 loans totaling $8.3 million as of March 31, 2022, which were previously modified and are still in their deferral period.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of March 31, 2022, the Company had five loans with a balance held by the Bank of $6.8 million.

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

Non-Interest Income

Non-interest income primarily consists of the following:

●	Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
●	Net gain on mortgage loans—gain on originating and selling mortgages and origination fees, less commissions to loan originators, document review, and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC"), mortgage derivatives, and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold, and market conditions.

●	Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for MSLP, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
●	Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
●	Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.

Non-Interest Expense

Non-interest expense is comprised primarily of the following:

●	Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
●	Occupancy and equipment—costs related to building and land maintenance, leasing our office space, depreciation charges for the buildings, building improvements, furniture, fixtures and equipment, amortization of leasehold improvements, utilities, and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
●	Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance, and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
●	Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have, and the level of service we require from our third-party technology vendors.
●	Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit, and trust accounts we have and the level of transactions processed for our clients.
●	Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations, and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
●	Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists, core deposit intangibles, and other similar items recognized in connection with acquisitions.
●	Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2022, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Acquisitions and Divestitures

On July 22, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or “Teton Acquisition”) with Teton Financial Services, Inc. (“Teton”), parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. The Merger Agreement provided that, subject to the terms and conditions set forth in the Merger Agreement, Teton would merge into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provided that following the merger, Rocky Mountain Bank would merge with and into the Bank, with the Bank surviving the bank merger. The transaction successfully closed on December 31, 2021. See Note 2 – Acquisitions of the accompanying Notes to the Condensed Consolidated Financial Statements for additional information.

Results of Operations

Overview

The three months ended March 31, 2022 compared with the three months ended March 31, 2021. We reported net income available to common shareholders of $5.5 million for the three months ended March 31, 2022, compared to $6.0 million of net income available to common shareholders for the three months ended March 31, 2021, a $0.5 million, or 7.9% decrease. For the three months ended March 31, 2022, our income before income tax was $7.3 million, a $0.7 million, or 9.0% decrease from the three months ended March 31, 2021. The decrease was primarily driven by a $2.7 million decrease in net gain on mortgage loans and a $3.8 million increase in non-interest expense, partially offset by a $5.0 million increase in net interest income, after provision for loan losses. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with rising interest rates and reduced housing inventory. The increase in net interest income, after provision for loan losses was primarily due to an increase in average loan balances and an increase in average loan yields.  The increase in non-interest expense was primarily driven by the addition of Teton’s operations at the end of 2021.

Net Interest Income

The three months ended March 31, 2022 compared with the three months ended March 31, 2021. For the three months ended March 31, 2022, net interest income, before the provision for loan losses, was $18.3 million, an increase of $5.2 million, or 40.1%, compared to the three months ended March 31, 2021. The increase in net interest income was driven by a $367.8 million increase in average loans outstanding, a 31 basis point increase in the average yield on loans, and a 7 basis point decrease in the average cost of funds, partially offset by a $111.0 million increase in average non-interest bearing deposit balances. Net interest margin increased 8 basis points to 2.98% in the first quarter of 2022 from 2.90% reported in the first quarter of 2021. The increase in net interest margin was primarily a result of a 31 basis point increase in average yield on loans and a 7 basis point decrease in the average cost of funds.

The increase in average loans outstanding for the three months ended March 31, 2022 compared to the same period in 2021 was due to the Teton acquisition at the end of 2021. Average loan yields were 3.97% for the three months ended March 31, 2022, compared to 3.66% and for the three months ended March 31, 2021. The increase in loan yields during the three-month period was primarily driven by the addition of higher yielding loans from the Teton acquisition and a beneficial mix shift in the loan portfolio due to PPP loan forgiveness.

Interest income on our available-for-sale securities portfolio increased as a result of higher average investment balance for the three months ended March 31, 2022 compared to the same period in 2021. Our average available-for-sale securities balance during the three months ended March 31, 2022 was $55.7 million, an increase of $23.8 million from the three months ended March 31, 2021, primarily due to the Teton acquisition. The impact on the increase in average balances was partially offset by a lower average yield on the securities portfolio.

Interest expense on deposits decreased during the three months ended March 31, 2022 compared to the same period in 2021. The decrease was driven primarily by a 6 basis point decline in cost of deposits for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in cost of deposits was driven by the intentional reduction in higher rate non-relationship deposit balances and the repricing of term deposits. The reduction in cost of deposits was partially offset by an increase in average interest-bearing deposit accounts of $442.3 million, for the three months ended March 31, 2022, compared to the same period in 2021.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended March 31,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$474,593	$232	0.20%	$213,577	$91	0.17%
Federal funds sold	1,349	—	—	—	—	—
Available-for-sale securities(2)	55,739	337	2.42	31,935	196	2.45
Loans(3)	1,922,770	19,096	3.97	1,554,990	14,212	3.66
Interest-earning assets(4)	2,454,451	19,665	3.20	1,800,502	14,499	3.22
Mortgage loans held for sale(5)	22,699	191	3.37	175,891	1,152	2.62
Total interest-earning assets, plus mortgage loans held for sale	2,477,150	19,856	3.21	1,976,393	15,651	3.17
Allowance for loan losses	(13,715)			(12,541)
Noninterest-earning assets	121,650			100,415
Total assets	$2,585,085			$2,064,267
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,605,314	943	0.23	$1,163,010	974	0.33
FHLB and Federal Reserve borrowings	33,104	39	0.47	137,626	132	0.38
Subordinated notes	32,939	399	4.85	24,259	340	5.61
Total interest-bearing liabilities	1,671,357	1,381	0.33	1,324,895	1,446	0.44
Noninterest-bearing liabilities:
Noninterest-bearing deposits	668,705			557,707
Other liabilities	23,555			21,151
Total noninterest-bearing liabilities	692,260			578,858
Total shareholders’ equity	221,468			160,514
Total liabilities and shareholders’ equity	$2,585,085			$2,064,267
Net interest rate spread(6)			2.87			2.78
Net interest income(7)		$18,284			$13,053
Net interest margin(8)			2.98			2.90

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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented, for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held for sale), and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume (dollars in thousands):

	Three Months Ended March 31, 2022
	Compared to 2021
	Increase
	(Decrease) Due		Total
	to Change in:		Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$128	$13	$141
Available-for-sale securities	144	(3)	141
Loans	3,653	1,231	4,884
Total increase (decrease) in interest income	3,925	1,241	5,166
Interest-bearing liabilities:
Interest-bearing deposits	260	(291)	(31)
FHLB and Federal Reserve borrowings	(123)	30	(93)
Subordinated notes	105	(46)	59
Total increase (decrease) in interest expense	242	(307)	(65)
Increase in net interest income	$3,683	$1,548	$5,231

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2022, we recorded a $0.2 million provision for credit losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment.  Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Income

The three months ended March 31, 2022 compared with the three months ended March 31, 2021. For the three months ended March 31, 2022 compared with the three months ended March 31, 2021, non-interest income decreased $2.0 million, or 18.7%, to $8.6 million. The decrease in non-interest income during the three months ended March 31, 2022 was primarily a result of a $2.7 million decrease in net gain on mortgage loans, compared to the same period in 2021.

The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$5,168	$4,847	$321	6.6%
Net gain on mortgage loans	2,494	5,196	(2,702)	(52.0)
Bank fees	690	373	317	85.0
Risk management and insurance fees	109	51	58	113.7
Net gain on equity interests	1	—	1	*
Income on company-owned life insurance	86	88	(2)	(2.3)
Other	85	60	25	41.7
Total non-interest income	$8,633	$10,615	$(1,982)	(18.7)

______________________________________

* Not meaningful

Trust and investment management fees—For the three months ended March 31, 2022 compared to the same period in 2021, our trust and investment management fees increased $0.3 million, or 6.6%. The increase is driven by asset growth.

Net gain on mortgage loans—For the three months ended March 31, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $2.7 million, or 52.0%, to $2.5 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new interest rate locks with customers associated with rising interest rates and reduced housing inventory.

Bank fees— For the three months ended March 31, 2022 compared to the same period in 2021, our bank fees increased by $0.3 million or 85.0%. The increase during the three-month period was primarily driven by increased activity consistent with the growth of the balance sheet.

Non-Interest Expense

The three months ended March 31, 2022 compared with the three months ended March 31, 2021. The increase in non-interest expense of 24.1% to $19.4 million for the three months ended March 31, 2022, was primarily driven by the addition of Teton’s operations.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended
	March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$12,058	$9,861	$2,197	22.3%
Occupancy and equipment	1,882	1,409	473	33.6
Professional services	1,526	1,279	247	19.3
Technology and information systems	1,046	942	104	11.0
Data processing	1,187	1,015	172	16.9
Marketing	557	321	236	73.5
Amortization of other intangible assets	77	4	73	1,825.0
Net gain on assets held for sale	(1)	—	(1)	*
Other	1,059	798	261	32.7
Total non-interest expense	$19,391	$15,629	$3,762	24.1

________________________________________

* Not meaningful

Salaries and employee benefits— The increase in salaries and employee benefits of $2.2 million, or 22.3%, was primarily related to the additional associates added through the Teton acquisition.

Occupancy and equipment— The increase in occupancy and equipment of $0.5 million, or 33.6%, was primarily driven by building depreciation on the locations acquired with the Teton acquisition and an increase in office lease space.

Professional services— The increase in professional services of $0.2 million, or 19.3%, was primarily driven by acquisition related expenses of $0.1 million and additional expenses related to the addition of Teton’s operations.

Technology and information systems— The increase in technology and information systems of $0.1 million, or 11.0%, was primarily driven by the addition of Teton’s operations and increased expenses to support the organic balance sheet growth.

Data processing— The increase in data processing of $0.2 million, or 16.9%, was primarily driven by acquisition related expenses of $0.1 million, additional expenses related to the addition of Teton’s operations, and increased expenses to support the organic balance sheet growth.

Marketing— The increase in marketing of $0.2 million, or 73.5%, was primarily driven by marketing expenses associated with the onboarding of new clients from the Teton acquisition and event sponsorships.

Amortization of other intangible assets— The increase in amortization of other intangible assets of $0.1 million was primarily driven by amortization of intangibles acquired through the Teton acquisition.

Other—The increase in other of $0.3 million, or 32.7%, was driven by the addition of Teton’s operations.

Income Tax

The Company recorded an income tax provision of $1.8 million and $2.0 million, respectively, for the three months ended March 31, 2022 and 2021, reflecting an effective tax rate of 24.5% and 25.4%, respectively.

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

The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2022
	Wealth
	Management	Mortgage	Consolidated
Income(1)	$24,189	$2,518	$26,707
Income before taxes	7,011	305	7,316
Profit margin	29.0%	12.1%	27.4%

	Three Months Ended March 31, 2021
	Wealth
	Management	Mortgage	Consolidated
Income(1)	$18,471	$5,197	$23,668
Income before taxes	5,917	2,122	8,039
Profit margin	32.0%	40.8%	34.0%

________________________________________

(1) Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):

Wealth Management

	As of or for the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Total interest income	$19,665	$14,499	$5,166	35.6%
Total interest expense	1,381	1,446	(65)	(4.5)
Provision for loan losses	210	—	210	*
Net interest income, after provision for loan losses	18,074	13,053	5,021	38.5
Non-interest income	6,115	5,418	697	12.9
Total income	24,189	18,471	5,718	31.0
Depreciation and amortization expense	548	258	290	112.4
Net loss on assets held for sale	(1)	—	(1)	*
All other non-interest expense	16,631	12,296	4,335	35.3
Income before income tax	$7,011	$5,917	$1,094	18.5
Goodwill	$30,400	$24,191	$6,209	25.7
Total assets	2,539,473	2,025,720	513,753	25.4

________________________________________

* Not meaningful

The Wealth Management segment reported income before income tax of $7.0 million for the three months ended March 31, 2022 compared to $5.9 million for the same period in 2021. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses, offset partially by an increase in non-interest expense.  The increase in net interest income, after provision for loan losses, was primarily driven by an increase in average loans outstanding and an increase in average loan yields. The increase in non-interest expense was primarily driven by the addition of Teton’s operations.

Mortgage

	As of or for the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	2,518	5,197	(2,679)	(51.5)
Total income	2,518	5,197	(2,679)	(51.5)
Depreciation and amortization expense	12	14	(2)	(14.3)
All other non-interest expense	2,201	3,061	(860)	(28.1)
Income before income tax	$305	$2,122	$(1,817)	(85.6)
Total assets	$37,188	$185,858	$(148,670)	(80.0)

The Mortgage segment reported income before income tax of $0.3 million for the three months ended March 31, 2022, compared to $2.1 million for the same period in 2021. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume associated with rising interest rates and reduced housing inventory. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition

The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	March 31,	December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$454,099	$386,983	$67,116	17.3%
Investments	58,727	55,562	3,165	5.7
Loans (includes $6,380 and $0 measured at fair value, respectively)	1,923,825	1,949,137	(25,312)	(1.3)
Allowance for loan losses	(13,885)	(13,732)	(153)	1.1
Loans, net of allowance	1,909,940	1,935,405	(25,465)	(1.3)
Mortgage loans held for sale, at fair value	33,663	30,620	3,043	9.9
Goodwill and other intangible assets, net	32,335	31,902	433	1.4
Company-owned life insurance	15,889	15,803	86	0.5
Other assets	71,891	71,099	792	1.1
Assets held for sale	117	115	2	1.7
Total assets	$2,576,661	$2,527,489	$49,172	1.9

Deposits	$2,272,112	$2,205,703	$66,409	3.0
Borrowings	60,099	77,660	(17,561)	(22.6)
Other liabilities	21,184	25,085	(3,901)	(15.6)
Total liabilities	2,353,395	2,308,448	44,947	1.9
Total shareholders’ equity	223,266	219,041	4,225	1.9
Total liabilities and shareholders’ equity	$2,576,661	$2,527,489	$49,172	1.9

________________________________________

* Not meaningful

Cash and cash equivalents increased by $67.1 million, or 17.3%, to $454.1 million as of March 31, 2022 compared to December 31, 2021. The increase in liquidity was driven by growth in deposit balances and a higher level of loan payoffs influenced by our high net worth and entrepreneurial clients selling businesses and properties to take advantage of significant appreciation in the value of those assets. During the same period, investments increased by $3.2 million, or 5.7%, to $58.7 million as of March 31, 2022. The increase is due to available-for-sale securities purchased during the quarter, offset partially by a decrease in valuation due to the rising interest rate environment.

Loans decreased by $25.3 million, or 1.3%, to $1.92 billion as of March 31, 2022 compared to December 31, 2021. The decrease was primarily driven by a decrease in PPP loans of $30.1 million, offset partially by the Company’s purchase of $6.4 million of whole loans accounted for under the fair value option. See Note 14 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

Mortgage loans held for sale increased $3.0 million, or 9.9%, to $33.7 million as of March 31, 2022 compared to December 31, 2021. The increase was driven by the timing of loan sale settlements at the end of the quarter.

Goodwill and other intangible assets, net increased by $0.4 million, or 1.4%, to $32.3 million as of March 31, 2022 compared to December 31, 2021. The increase was driven by measurement period adjustments of $0.7 million to core deposit intangibles and ($0.2) million to goodwill during the three months ended March 31, 2022.

Other assets increased by $0.8 million, or 1.1%, to $71.9 million as of March 31, 2022 compared to December 31, 2021. This was related to an increase in receivables related to the mortgage hedge position and by net purchase accounting adjustments of $0.2 million to equity warrants.

Deposits increased $66.4 million, or 3.0%, to $2.27 billion as of March 31, 2022 compared to December 31, 2021. The increase was primarily attributable to continued inflows of both noninterest-bearing and interest-bearing deposits from new business development efforts.

Money market deposit accounts increased $51.6 million, or 4.9%, to $1.11 million as of March 31, 2022 compared to December 31, 2021. Time deposit accounts decreased $13.8 million, or 8.1%, from December 31, 2021 to $156.7 million as of March 31, 2022. Negotiable order of withdrawal, or NOW accounts, increased $9.7 million, or 3.1%, to $319.6 million from December 31, 2021 to March 31, 2022.

Borrowings decreased $17.6 million, or 22.6%, to $60.1 million as of March 31, 2022 compared to December 31, 2021. The decrease is attributed to the redemption of subordinated notes on January 1, 2022 in the amount of $6.6 million and a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances.

Other liabilities decreased $3.9 million, or 15.6%, to $21.2 million as of March 31, 2022 compared to December 31, 2021. The decrease is primarily attributed to the payment of 2021 incentive compensation.

Total shareholders’ equity increased $4.2 million, or 1.9%, from December 31, 2021 to $223.3 million as of March 31, 2022. The increase is primarily due to net income.

Assets Under Management

	Three Months Ended
	March 31,
(Dollars in millions)	2022	2021
Managed Trust Balance as of Beginning of Period	$2,204	$1,890
New relationships	24	15
Closed relationships	(1)	—
Contributions	2	18
Withdrawals	(101)	(120)
Market change, net	(33)	18
Ending Balance	$2,095	$1,821
Yield*	0.17%	0.19%

Directed Trust Balance as of Beginning of Period	$1,309	$951
New relationships	—	76
Closed relationships	—	—
Contributions	7	5
Withdrawals	(3)	(5)
Market change, net	(16)	4
Ending Balance	$1,297	$1,031
Yield*	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$2,063	$1,840
New relationships	11	41
Closed relationships	(16)	(14)
Contributions	53	95
Withdrawals	(50)	(75)
Market change, net	(118)	46
Ending Balance	$1,943	$1,933
Yield*	0.73%	0.68%

Custody Balance as of Beginning of Period	$633	$518
New relationships	—	—
Closed relationships	—	(1)
Contributions	78	70
Withdrawals	(9)	(2)
Market change, net	2	10
Ending Balance	$704	$595
Yield*	0.03%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,143	$1,056
New relationships	13	7
Closed relationships	(38)	(52)
Contributions	23	27
Withdrawals	(33)	(28)
Market change, net	52	96
Ending Balance(1)	$1,160	$1,106
Yield*	0.14%	0.15%

Total Assets Under Management as of Beginning of Period	$7,352	$6,255
New relationships	48	139
Closed relationships	(55)	(67)
Contributions	163	215
Withdrawals	(196)	(230)
Market change, net	(113)	174
Total Assets Under Management	$7,199	$6,486
Yield*	0.29%	0.30%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

Assets under management decreased $152.5 million, or 2.1%, for the three months ended March 31, 2022. The decrease was primarily attributable to unfavorable market conditions resulting in a decrease in the value of AUM balances.

Available-for-sale securities

Investments we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. All our investments in securities were classified as available-for-sale during the periods presented below. The carrying values of our investment securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.

The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(11)	$239
U.S Government Agency	2,959	—	(92)	2,867
Corporate bonds	17,110	142	(169)	17,083
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	24,890	4	(1,352)	23,542
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	13,779	3	(780)	13,002
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	672	—	(14)	658
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,362	—	(26)	1,336
Total securities available-for-sale	$61,022	$149	$(2,444)	$58,727

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	26,611	185	(146)	26,650
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	14,400	43	—	14,443
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	878	—	—	878
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of March 31, 2022.  Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of March 31, 2022
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
U.S. Government agency	254	0.01	124	*		1,097	0.03	1,484	0.06
Corporate bonds	—	—	—	—		17,110	1.30	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	24,890	0.77
FNMA mortgage-backed securities - residential	—	—	161	0.01		2,063	0.08	11,555	0.31
Government CMO and MBS - commercial	130	0.01	52	*		—	—	490	0.02
Corporate CMO and MBS	—	—	—	—		28	*	1,334	0.06
Total available-for-sale	$384	0.02%	$587	0.01%		$20,298	1.41%	$39,753	1.22%

	Maturity as of December 31, 2021
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
U.S. Government agency	506	0.02	164	*		1,190	0.04	1,662	0.07
Corporate bonds	—	—	—	—		8,113	0.71	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	26,611	0.92
FNMA mortgage-backed securities - residential	—	—	176	0.01		2,183	0.10	12,041	0.36
Government CMO and MBS - commercial	—	—	202	0.01		—	—	676	0.04
Corporate CMO and MBS	—	—	—	—		33	*	1,459	0.07
Total available-for-sale	$506	0.02%	$792	0.02%		$11,519	0.85%	$42,449	1.46%

________________________________________

* Not meaningful

As of March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2022 and December 31, 2021, we had mortgage loans held for sale of $33.7 million and $30.6 million, respectively, in residential mortgage loans we originated.

Beginning in the first quarter, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of March 31, 2022, the Company had purchased $6.3 million in loan balances which were accounted for under the fair value option and had a carrying value of $6.4 million. See Note 14 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2022, the Company has $16.7 million in PPP loans outstanding with $0.3 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a two-year period, however, if a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA. For PPP balances not forgiven, the remaining net fee is extended and amortized over a five-year payback period.

The following presents our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	March 31,		December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Cash, Securities and Other(1)	$271,811	14.1%	$295,948	15.2%
Construction and Development	151,651	7.8	178,716	9.1
1-4 Family Residential	602,412	31.2	580,872	29.7
Non-Owner Occupied CRE	455,715	23.6	482,622	24.7
Owner Occupied CRE	212,401	11.0	212,426	10.9
Commercial and Industrial	237,144	12.3	203,584	10.4
Total loans held for investment(2)	$1,931,134	100.0%	$1,954,168	100.0%
Mortgage loans held for sale, at fair value	$33,663		$30,620

________________________________________

(1) Includes PPP loans of $16.7 million and $46.8 million as of March 31, 2022 and December 31, 2021, respectively. Also, includes loans held for investment accounted for under fair value option of $6.4 million as of March 31, 2022.

(2) Loans held for investment exclude deferred fees and unamortized premiums/(unaccreted discounts), net of ($7.3) million and ($5.0) million as of March 31, 2022 and December 31, 2021, respectively.

●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of consumer collateral and an immaterial amount of each loan may be unsecured. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $16.7 million and $46.8 million as of March 31, 2022 and December 31, 2021, respectively. Unsecured consumer loans accounted for under the fair value option are also classified within this line item and had a balance of $6.4 million as of March 31, 2022. There were no unsecured consumer loans accounted for at fair value as of December 31, 2021.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.

●	Commercial Real Estate, Owner Occupied, and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $6.8 million as of March 31, 2022 and December 31, 2021 are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred fees, and unamortized premiums/(unaccreted discounts), as of the dates noted, are summarized in the following tables:

	As of March 31, 2022
	One Year		One Through		Five Through	After
(Dollars in thousands)	or Less		Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities and Other(2)	$112,848	(1)	$149,915	(1)	$3,807	$5,241	$271,811
Construction and Development	77,657		68,187		5,807	—	151,651
1-4 Family Residential	29,601		126,264		41,782	404,765	602,412
Non-Owner Occupied CRE	36,884		287,384		115,373	16,074	455,715
Owner Occupied CRE	7,439		67,219		127,199	10,544	212,401
Commercial and Industrial	41,623		144,256		51,265	—	237,144
Total loans	$306,052		$843,225		$345,233	$436,624	$1,931,134
Amounts with fixed rates	$78,476		$548,557		$242,124	$28,755	$897,912
Amounts with floating rates	227,576		294,668		103,109	407,869	1,033,222
Total loans	$306,052		$843,225		$345,233	$436,624	$1,931,134

	As of December 31, 2021
	One Year		One Through		Five Through	After
(Dollars in thousands)	or Less		Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities and Other	$136,298	(1)	$148,889	(1)	$5,561	$5,200	$295,948
Construction and Development	74,111		96,817		7,788	—	178,716
1-4 Family Residential	24,824		126,681		33,085	396,282	580,872
Non-Owner Occupied CRE	66,036		275,057		125,330	16,199	482,622
Owner Occupied CRE	5,255		66,656		129,890	10,625	212,426
Commercial and Industrial	46,742		107,596		49,246	—	203,584
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
Amounts with fixed rates	$120,549		$506,040		$253,223	$26,682	$906,494
Amounts with floating rates	232,717		315,656		97,677	401,624	1,047,674
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168

________________________________________

(1) Includes PPP loans.

(2) Includes loans held for investment accounted for under fair value option of $6.4 million.

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

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of March 31, 2022, the Company’s loan portfolio included 69 non-acquired loans which were previously modified under the loan modification program, totaling $109.8 million. Through the Teton Acquisition, the Company acquired 18 loans totaling $8.3 million as of March 31, 2022, which were previously modified and are still in their deferral period.

All loans modified in response to COVID-19 are classified as performing and pass rated as of March 31, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of March 31, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

The amount of lost interest for non-accrual loans was immaterial and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

We had $4.3 million in non-performing assets as of March 31, 2022 and December 31, 2021. The minor decrease in our non-performing assets was primarily due continued pay downs on outstanding balances.

The following presents information regarding non-performing loans as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Non-accrual loans by category (1)
Cash, Securities and Other	$6	$8
1-4 Family Residential	72	75
Owner Occupied CRE	1,222	1,241
Commercial and Industrial	2,926	2,938
Total non-accrual loans	4,226	4,262
TDRs still accruing	51	55
Accruing loans 90 or more days past due	32	10
Total non-performing loans	4,309	4,327
Total non-performing assets	$4,309	$4,327
Non-accrual loans to total loans(2)	0.22%	0.22%
Non-performing loans to total loans(2)	0.22	0.22
Non-performing assets to total assets	0.17	0.17
Allowance for loan losses to non-accrual loans	328.56	322.20
Allowance for loan losses to non-performing loans	322.23	317.36

________________________________________

(1) As of March 31, 2022 and December 31, 2021, all but one non-accrual loan, totaling an immaterial amount, were also classified as TDRs. See Note 4 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $33.7 million and $30.6 million as of March 31, 2022 and December 31, 2021, respectively.

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

Loans accounted for under the fair value option are not rated.

Loans not meeting any of the three criteria above are considered to be pass-rated loans.

As of March 31, 2022 and December 31, 2021, non-performing loans of $4.3 million were included in the substandard category in the table below. The following presents, by class and by credit quality indicator, the recorded investment in our loans as of the dates noted (dollars in thousands):

	As of March 31, 2022
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$265,425	$—	$6	6,380	$271,811
Construction and Development	151,651	—	—	—	151,651
1-4 Family Residential	602,340	—	72	—	602,412
Non-Owner Occupied CRE	449,811	5,904	—	—	455,715
Owner Occupied CRE	210,492	—	1,909	—	212,401
Commercial and Industrial	231,938	393	4,813	—	237,144
Total	$1,911,657	$6,297	$6,800	$6,380	$1,931,134

	As of December 31, 2021
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$295,940	$—	$8	—	$295,948
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

________________________________________

(1) Includes PPP loans of $16.7 million and $46.8 million as of March 31, 2022 and December 31, 2021, respectively. Also includes loans held for investment accounted for under fair value option of $6.4 million as of March 31, 2022.

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

We are closely monitoring the changing dynamics in the economy and the related client. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. There was a $0.2 million provision expense taken during the first quarter of 2022. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of March 31, 2022.

The following presents summary information regarding our allowance for loan losses during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Average loans outstanding(1)(2)	$1,922,770	$1,554,990
Total loans outstanding at end of period(3)	$1,923,825	$1,543,926
Allowance for loan losses at beginning of period	$13,732	$12,539
Provision for loan losses	210	—
Charge-offs:
Cash, Securities and Other	97	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	97	—
Recoveries:
Cash, Securities and Other	40	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	40	—
Net charge-offs (recoveries)	57	—
Allowance for loan losses at end of period	$13,885	$12,539
Allowance for loan losses to total loans(4)	0.72%	0.81%
Net charge-offs to average loans(5)	—	—

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $22.7 million and $175.9 million for the three months ended March 31, 2022 and 2021, respectively.

(3) Excludes mortgage loans held for sale of $33.7 million and $176.6 million as of March 31, 2022 and 2021, respectively.

(4) End of period loans as of March 31, 2022 include $323.6 million in acquired loans, $13.1 million in bank originated PPP loans, $3.6 million of acquired PPP loans, and $6.4 million of loans held for investment accounted for under the fair value option. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three months ended March 31, 2022.

(5) For percentages shown as a dash, the ratio of net charge-offs to average loans is negligible or immaterial.

The following presents the allocation of the allowance for loan losses among loan categories and other summary information. The allocation for loan losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of March 31,		As of December 31,
	2022		2021
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,723	14.1%	$1,864	15.2%
Construction and Development	954	7.8	1,092	9.1
1-4 Family Residential	3,789	31.2	3,553	29.7
Non-Owner Occupied CRE	2,867	23.6	2,952	24.7
Owner Occupied CRE	1,328	11.0	1,292	10.9
Commercial and Industrial	3,224	12.3	2,979	10.4
Total allowance for loan losses	$13,885	100.0%	$13,732	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of March 31, 2022, increased $0.7 million, or 10.2%, from December 31, 2021.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $66.4 million, or 3.0%, to $2.27 billion as of March 31, 2022 from December 31, 2021. Total average deposits for the three months ended March 31, 2022 were $2.27 billion, an increase of $553.3 million, or 32.2%, compared to $1.72 billion as of March 31, 2021. The increase in total deposits from December 31, 2021 was attributable to continued inflows of both noninterest-bearing and interest-bearing deposits from new business development efforts.

The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	For the Three Month Period Ending March 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$1,095,317	0.20%	$878,004	0.25%
Demand deposit accounts	308,579	0.16	115,555	0.18
Uninsured time deposits	53,632	1.01	80,561	1.23
Other time deposits	114,943	0.46	82,620	0.61
Total time deposits	168,575	0.64	163,181	0.91
Savings accounts	32,843	0.05	6,270	0.03
Total interest-bearing deposits	1,605,314	0.23	1,163,010	0.33
Noninterest-bearing accounts	668,705		557,707
Total deposits	$2,274,019	0.17	$1,720,717	0.23

Average noninterest-bearing deposits to average total deposits was 29.4% and 32.4% for the three months ended March 31, 2022 and 2021, respectively.

Our average cost of funds was 0.24% and 0.31% for the three months ended March 31, 2022 and 2021, respectively.  The decrease in cost of funds was driven by a 10 basis point reduction in interest bearing deposit costs due to the intentional reduction in higher rate non-relationship deposit balances and repricing of term deposits.

Total money market accounts as of March 31, 2022 were $1.11 billion, an increase of $51.6 million, or 4.9%, compared to December 31, 2021. NOW accounts increased $9.7 million, or 3.1%, to $319.6 million compared to December 31, 2021.

Total time deposits as of March 31, 2022 were $156.7 million, a decrease of $13.8 million, or 8.1%, from December 31, 2021.

The following presents the amount of certificates of deposit by time remaining until maturity as of March 31, 2022 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$6,221	$28,589	$3,461	$14,624	$52,895
Other	18,164	24,775	28,710	32,134	103,783
Total	$24,385	$53,364	$32,171	$46,758	$156,678

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2022 and December 31, 2021, borrowings totaled $60.1 million and $77.7 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.

The decrease in other borrowings is attributed to the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $12.6 million and the redemption of $6.6 million in subordinated notes. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2022	2021
Borrowings
FHLB borrowings	$15,000	$15,000
Federal Reserve borrowings	12,576	23,629
Subordinated notes	32,523	39,031
Total	$60,099	$77,660

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2022 and December 31, 2021 amounted to $815.5 million and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $541.2 million as of March 31, 2022.

As of or for the
Three Months Ended
March 31,
2022
Short-term borrowings:
Maximum outstanding at any month-end during the period	$15,000
Balance outstanding at end of period	15,000
Average outstanding during the period	15,000
Average interest rate during the period	0.32%
Average interest rate at the end of the period	0.32

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

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

The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented.

	Average Percentage for the Three Months Ended
	March 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	25.87%	27.02%
Interest-bearing	62.10	56.34
FHLB and Federal Reserve borrowings	1.28	6.67
Subordinated notes	1.27	1.18
Other liabilities	0.91	1.02
Shareholders’ equity	8.57	7.77
Total	100.00%	100.00%
Uses of Funds:
Total loans	73.84%	74.72%
Available-for-sale securities	2.16	1.55
Mortgage loans held for sale	0.88	8.52
Interest-bearing deposits in other financial institutions	18.36	10.35
Federal funds sold	0.05	—
Noninterest-earning assets	4.71	4.86
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	29.41%	32.41%
Average loans to total average deposits	84.55	90.37
Average interest-bearing deposits to total average deposits	70.59	67.59

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $4.2 million, or 1.9%, from December 31, 2021 to $223.3 million as of March 31, 2022. The increase is primarily due to net income.

On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million.

On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The 2020 Repurchase Plan was in effect for a one-year period, with the timing of purchases and the number of shares repurchased under the program dependent upon a variety of factors including price, trading volume, corporate and regulatory requirements, and market conditions. The 2020 Repurchase Plan expired in November 2021. During the year ended December 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase Plan.

We are subject to various regulatory capital adequacy requirements at a consolidated level and the Bank level. These requirements are administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our condensed consolidated financial statements. Under capital adequacy guidelines and, additionally for banks, the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2022 and December 31, 2021, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$209,428	12.01%	$203,164	11.40%
Consolidated Company	194,605	11.11	188,777	10.54
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	209,428	12.01	203,164	11.40
Consolidated Company	194,605	11.11	188,777	10.54
Total capital to risk-weighted assets
Bank	223,664	12.82	217,215	12.19
Consolidated Company	241,841	13.81	242,388	13.54
Tier 1 capital to average assets
Bank	209,428	8.27	203,164	10.05
Consolidated Company	194,605	7.67	188,777	9.31

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

The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of March 31, 2022
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$5,779	$10,000	$11,797	$—		$27,576
Subordinated notes	—	—	—	32,523	(1)	32,523
Time deposits	89,023	43,043	19,726	4,886		156,678
Minimum lease payments	3,480	6,129	2,197	2,013		13,819
Total	$98,282	$59,172	$33,720	$39,422		$230,596

________________________________________

(1) Reflects contractual maturity dates of March 31, 2030, December 1, 2030, and September 1, 2031.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	March 31,		December 31,
	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$118,953	$509,677	$136,289	$442,035
Standby letters of credit	5,696	22,035	2,420	20,940
Commitments to make loans to sell	79,178	—	60,529	—
Commitments to make loans	46,354	12,626	16,256	14,920

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

Critical Accounting Policies

Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices, and equity prices. Our market risk arises primarily from interest rate risk inherent in lending, investing, and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes.

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

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

	As of March 31, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	11.48%	3.60%	11.85%	11.17%
200	9.05	5.54	9.31	11.43
100	4.62	4.36	4.88	7.78
Base	—	—	—	—
−100	(3.67)	(16.69)	(2.58)	(26.39)

The model simulations as of March 31, 2022 imply that our balance sheet is slightly less asset sensitive compared to our balance sheet as of December 31, 2021.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Operating Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors previously disclosed under Item 1A of the Company’s 2021 Annual Report on Form 10-K filed with the SEC on March 15, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publically	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
January 1, 2022 through January 31, 2022	4,146	$30.36	—	—
February 1, 2022 through February 28, 2022	143	32.62	—	—
March 1, 2022 through March 31, 2022	—	—	—	—

________________________________________

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.

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

First Western Financial, Inc.

May 6, 2022	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer, and President

May 6, 2022	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Operating Officer, Chief Financial Officer, and Treasurer