Form 10-Q
period 2022-06-30
First Western Financial Inc
filed 2022-08-05
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 2, 2022
Common Stock, no par value	9,487,766

FIRST WESTERN FINANCIAL, INC.

June 30, 2022
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2022 and June 30, 2021	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2022 and June 30, 2021	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2022 and June 30, 2021	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and June 30, 2021	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	78

Item 4.	Controls and Procedures	79

PART II. OTHER INFORMATION		80

Item 1.	Legal Proceedings	80

Item 1A.	Risk Factors	80

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults upon Senior Securities	80

Item 4.	Mine Safety Disclosures	80

Item 5.	Other Information	80

Item 6.	Exhibits	81

SIGNATURES		82

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	The impact of the COVID-19 pandemic and actions taken by governmental authorities in response to the pandemic;
●	geographic concentration in Colorado, Arizona, Wyoming, Montana, and California;
●	changes in the economy affecting real estate values and liquidity;
●	risks associated with higher inflation;
●	our ability to continue to originate residential real estate loans and sell such loans;
●	risks specific to commercial loans and borrowers;
●	claims and litigation pertaining to our fiduciary responsibilities;
●	competition for investment managers and professionals and our ability to retain our associates;
●	fluctuation in the value of our investment securities;
●	the terminable nature of our investment management contracts;
●	changes to the level or type of investment activity by our clients;
●	investment performance, in either relative or absolute terms;
●	changes in interest rates;
●	the adequacy of our allowance for loan losses;
●	weak economic conditions and global trade;
●	legislative changes or the adoption of tax reform policies;
●	external business disruptors in the financial services industry;
●	liquidity risks;
●	our ability to maintain a strong core deposit base or other low-cost funding sources;
●	continued positive interaction with and financial health of our referral sources;
●	retaining our largest trust clients;
●	our ability to achieve our strategic objectives;
●	competition from other banks, financial institutions and wealth and investment management firms;
●	our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;

●	the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
●	the accuracy of estimates and assumptions;
●	our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
●	our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
●	technological change;
●	our ability to attract and retain clients;
●	unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters;
●	new lines of business or new products and services;
●	regulation of the financial services industry;
●	legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
●	limited trading volume and liquidity in the market for our common stock;
●	fluctuations in the market price of our common stock;
●	potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
●	actual or anticipated issuances or sales of our common stock or preferred stock in the future;
●	the initiation and continuation of securities analysts coverage of the Company;
●	future issuances of debt securities;
●	our ability to manage our existing and future indebtedness;
●	available cash flows from the Bank; and
●	other factors that are discussed in "Item 1A - Risk Factors" in our Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$11,790	$6,487
Federal funds sold	385	1,491
Interest-bearing deposits in other financial institutions	159,431	379,005
Total cash and cash equivalents	171,606	386,983

Available-for-sale securities, at fair value	—	55,562
Held-to-maturity securities, at amortized cost (fair value of $84,742 as of June 30, 2022)	87,029	—
Correspondent bank stock, at cost	4,352	2,584
Mortgage loans held for sale, at fair value	26,202	30,620
Loans (includes $21,477 and $0 measured at fair value, respectively)	2,146,394	1,949,137
Allowance for loan losses	(14,357)	(13,732)
Loans, net	2,132,037	1,935,405
Premises and equipment, net	24,236	23,976
Accrued interest receivable	7,884	7,151
Accounts receivable	5,192	5,267
Other receivables	4,575	1,949
Other real estate owned, net	378	—
Goodwill and other intangible assets, net	32,258	31,902
Deferred tax assets, net	7,662	6,845
Company-owned life insurance	15,976	15,803
Other assets	21,960	23,327
Assets held for sale	146	115
Total assets	$2,541,493	$2,527,489

Liabilities
Deposits:
Noninterest-bearing	$668,342	$636,304
Interest-bearing	1,501,656	1,569,399
Total deposits	2,169,998	2,205,703
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	87,223	38,629
Subordinated notes	32,553	39,031
Accrued interest payable	304	355
Other liabilities	23,391	24,730
Total liabilities	2,313,469	2,308,448

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,478,710 and 9,419,271 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	189,494	188,629
Retained earnings	40,195	30,189
Accumulated other comprehensive (loss)/income	(1,665)	223
Total shareholders’ equity	228,024	219,041
Total liabilities and shareholders’ equity	$2,541,493	$2,527,489

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$20,318	$15,287	$39,414	$29,499
Loans accounted for under the fair value option	346	—	346	—
Investment securities	418	169	755	365
Interest-bearing deposits in other financial institutions	549	92	781	183
Total interest and dividend income	21,631	15,548	41,296	30,047

Interest expense:
Deposits	1,103	866	2,046	1,840
Other borrowed funds	390	459	828	931
Total interest expense	1,493	1,325	2,874	2,771
Net interest income	20,138	14,223	38,422	27,276
Less: Provision for loan losses	519	12	729	12
Net interest income, after provision for loan losses	19,619	14,211	37,693	27,264

Non-interest income:
Trust and investment management fees	4,784	5,009	9,952	9,856
Net gain on mortgage loans	1,152	3,914	3,646	9,110
Bank fees	601	394	1,290	766
Risk management and insurance fees	83	92	192	143
Income on company-owned life insurance	87	89	173	177
Net gain on equity interests	—	—	1	—
Net (loss)/gain on loans accounted for under the fair value option	(155)	—	(155)	—
Unrealized gains/(losses) recognized on equity securities	299	2	267	(10)
Other	89	—	174	60
Total non-interest income	6,940	9,500	15,540	20,102
Total income before non-interest expense	26,559	23,711	53,233	47,366

Non-interest expense:
Salaries and employee benefits	12,945	9,643	25,003	19,504
Occupancy and equipment	1,892	1,443	3,774	2,852
Professional services	2,027	1,370	3,553	2,649
Technology and information systems	1,076	904	2,122	1,846
Data processing	987	1,093	2,174	2,108
Marketing	428	398	985	719
Amortization of other intangible assets	77	4	154	8
Net (gain)/loss on assets held for sale	(2)	—	(3)	—
Other	1,153	668	2,179	1,453
Total non-interest expense	20,583	15,523	39,941	31,139
Income before income taxes	5,976	8,188	13,292	16,227
Income tax expense	1,494	1,911	3,286	3,951
Net income available to common shareholders	$4,482	$6,277	$10,006	$12,276
Earnings per common share:
Basic	$0.47	$0.79	$1.06	$1.54
Diluted	0.46	0.76	1.03	1.50

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$4,482	$6,277	$10,006	$12,276
Other comprehensive income/(loss) items:
Unrealized losses on available-for-sale securities	—	(93)	(2,591)	(241)
Income tax effect	—	23	638	70
Reclassification adjustment of unrealized loss on available-for-sale securities transferred to held-to-maturity	86	—	86	—
Income tax effect	(21)	—	(21)	—
Total other comprehensive income/(loss) items	65	(70)	(1,888)	(171)
Comprehensive income	$4,547	$6,207	$8,118	$12,105

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

				Accumulated
	Shares	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of April 1, 2021	7,957,900	$145,282	$15,578	$579	$161,439

Net income	—	—	6,277	—	6,277
Other comprehensive loss, net of tax	—	—	—	(70)	(70)
Settlement of share awards	36,932	(372)	—	—	(372)
Stock-based compensation	—	712	—	—	712
Balance as of June 30, 2021	7,994,832	$145,622	$21,855	$509	$167,986

Balance as of April 1, 2022	9,430,007	$189,283	$35,713	$(1,730)	$223,266

Net income	—	—	4,482	—	4,482
Other comprehensive income, net of tax and reclassifications	—	—	—	65	65
Settlement of share awards	44,405	(557)	—	—	(557)
Options exercised	4,298	88	—	—	88
Stock-based compensation	—	680	—	—	680
Balance as of June 30, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024

Balance as of January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	12,276	—	12,276
Other comprehensive loss, net of tax	—	—	—	(171)	(171)
Settlement of share awards	43,059	(406)	—	—	(406)
Stock-based compensation	—	1,325	—	—	1,325
Balance as of June 30, 2021	7,994,832	$145,622	$21,855	$509	$167,986

Balance as of January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	10,006	—	10,006
Other comprehensive loss, net of tax and reclassifications	—	—	—	(1,888)	(1,888)
Settlement of share awards	52,630	(688)	—	—	(688)
Options exercised	6,809	146	—	—	146
Stock-based compensation	—	1,407	—	—	1,407
Balance as of June 30, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$10,006	$12,276
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	126	278
Stock dividends received on correspondent bank stock	(33)	(43)
Provision for loan losses	729	12
Net gain on mortgage loans	(3,646)	(9,110)
Origination of mortgage loans held for sale	(293,170)	(810,517)
Proceeds from mortgage loans	301,580	938,152
Gain on disposal of fixed assets	(50)	—
Depreciation and amortization	1,191	573
Deferred income tax (benefit)/expense, net of valuation allowance	(2,310)	384
Increase in cash surrender value of company-owned life insurance	(173)	(177)
Stock-based compensation	1,407	1,325
Change in fair value of equity securities	(267)	—
Change in fair value of loans accounted for under the fair value option	155	—
Net changes in operating assets and liabilities:
Change in accounts receivable	364	40
Change in accrued interest receivable and other assets	(1,104)	809
Change in accrued interest payable and other liabilities	(3,070)	(4,054)
Net cash provided by operating activities	11,735	129,948
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	3,218	10,877
Purchases	(9,000)	—
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	3,124	—
Purchases	(28,439)	—
Purchases of correspondent bank stock	(2,978)	(1)
Redemption of correspondent bank stock	1,243	543
Contributions to low-income housing tax credit investments	(214)	—
Loan and note receivable originations and principal collections, net	(173,985)	(37,237)
Purchases of premises and equipment	(1,150)	(1,104)
Purchases of loans	(24,732)	—
Proceeds from sale of other real estate owned	—	194
Net cash used in investing activities	(232,913)	(26,728)
Cash flows from financing activities
Net change in deposits	(35,676)	59,143
Proceeds from Federal Home Loan Bank borrowings	70,000	—
Payments to Federal Reserve borrowings	(21,406)	(112,475)
Proceeds from Federal Reserve borrowings	—	83,674
Payments on subordinated notes	(6,575)	—
Proceeds from subordinated notes, net of issuance costs	—	(56)
Proceeds from the exercise of stock options	146	—
Settlement of restricted stock	(688)	(406)
Net cash provided by financing activities	5,801	29,880

Net change in cash and cash equivalents	(215,377)	133,100
Cash and cash equivalents, beginning of year	386,983	155,989
Cash and cash equivalents, end of period	$171,606	$289,089
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$2,925	$2,912
Income tax payment, net of refunds received	4,118	2,488
Cash paid for lease liabilities	2,934	2,581
Supplemental noncash disclosures:
Change in unrealized loss on available-for-sale securities	(2,591)	(241)
Transfer of securities from available-for-sale to held-to-maturity	58,727	—
Security purchase settled in subsequent period	(3,000)	—
Transfers from loans to other real estate owned	378	—

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

The Company provides a fully-integrated suite of wealth management services including, private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson Hole, Laramie, Pinedale, and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2022 and December 31, 2021, 75.5% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021 are considered in scope of Topic 606.

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

In March 2020, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU’) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2021. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and is working on transitioning existing LIBOR loans to SOFR. Consumer indexed loans are being managed in accordance with Interagency Guidance.

COVID-19 and CARES Act:  On March 11, 2020 the World Health Organization declared the outbreak of COVID-19 a global pandemic, which continues to spread throughout the United States and around the world. In response to the COVID-19 pandemic, the President signed the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") into law on March 27, 2020. The objective of the CARES Act is to prevent a severe economic downturn using various measures, including economic stimulus to significantly impacted industry sectors. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act and other government actions.

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

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings ("TDR"). The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered a TDR. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of June 30, 2022. See Note 4 – Loans and the Allowance for Loan Losses for further discussion on our loan modification program.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This was issued to clarify the guidance in  Topic 820, Fair Value Measurement, when measuring fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The Company is currently assessing the impact of this guidance on our existing equity securities. This guidance is effective for the Company in fiscal years after December 15, 2023.

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

During the six months ended June 30, 2022, the Company’s CECL project team continued to work through its implementation plan. The Company has selected a champion quantitative model to approximate expected losses by call code segment using regional and other appropriate peers. The Company has selected qualitative factors and evaluated those factors for each loan segment for the quarter ended June 30, 2022. The Company has begun to document policies and procedures, internal control structure, and process flows. Using this information, the Company successfully ran parallel models for both the first and second quarters of 2022 in order for management to review and compare results between the initial CECL model and existing ALLL model. Currently, we are unable to estimate the impact the adoption of this update will have on the condensed consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

The Teton Acquisition was accounted for under the acquisition method of accounting and therefore all assets and liabilities were measured and recorded at their provisional fair values as of the acquisition close date of December 31, 2021 with final measurement period adjustments made as of March 31, 2022. All non-equity acquisition related costs were expensed as incurred. Certain acquisition costs related to the issuance of equity were capitalized as of December 31, 2021. Market value adjustments for assets acquired and liabilities assumed were amortized or accreted on a level yield basis over the estimated life of the asset or liability. Loans acquired were recorded at their estimated fair value and therefore no allowance for loan and lease losses was recorded at the date of acquisition. Goodwill of $6.2 million, which is not tax deductible, was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates. Additionally, core deposit intangible assets were identified and recorded at their estimated fair values and are amortized over their estimated useful life. On August 31, 2021, the Company completed the issuance and sale of subordinated notes, which provided partial funding of the transaction. See Note 8 – Borrowings for more information.

The following presents the estimated fair values of the assets acquired and liabilities assumed in the transaction with Teton as of December 31, 2021, including all measurement period adjustments to the provisional estimates (dollars in thousands):

	Provisional	Measurement Period	December 31,
Fair value of consideration transferred	Estimates	Adjustments	2021
Cash consideration	$11,501	$—	$11,501
Common stock issued	39,818	—	39,818
Total fair value of consideration transferred	51,319	—	51,319

Assets acquired
Cash and cash equivalents	132,498	—	132,498
Available-for-sale securities, at fair value	18,058	—	18,058
Correspondent bank stock, at cost	928	—	928
Mortgage loans held for sale	840	—	840
Loans	252,275	(857)	251,418
Premises and equipment	17,758	—	17,758
Accrued interest receivable	923	—	923
Accounts receivable	95	—	95
Other receivable	520	—	520
Core deposit intangible(1)	1,264	698	1,962
Other assets	226	242	468
Assets held for sale	115	5	120
Total assets acquired	425,500	88	425,588

Liabilities assumed
Deposits	379,227	(29)	379,198
Accrued interest payable	26	—	26
Other liabilities	1,283	—	1,283
Deferred tax liabilities/(assets), net	42	(71)	(29)
Total liabilities assumed	380,578	(100)	380,478
Net assets acquired	44,922	188	45,110
Goodwill recognized	$6,397	$(188)	$6,209

________________________________

(1) The core deposit intangible was determined to have an estimated life of 10 years.

The Company incurred $0.3 million and $0.9 million in expenses related to the acquisition during the three and six months ended June 30, 2022, respectively. The following presents the acquisition expenses within Non-interest expense of the Condensed Consolidated Statements of Income as of the date noted (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Mergers and acquisitions expense:
Salaries and employee benefits	$152	$381
Professional services	274	386
Technology and information systems	4	4
Data processing(1)	(93)	22
Marketing	5	75
Other	5	6
Total mergers and acquisitions expense	$347	$874

________________________________

(1) Includes credit for avoided contract termination costs due to new contract terms.

The following table presents pro forma information for the three and six months ended June 30, 2022 and 2021, as if the Teton Acquisition had occurred on January 1, 2021. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share data):

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income after provision for loan losses	$19,619	$16,755	$37,693	$33,211
Non-interest income	6,940	10,039	15,540	21,359
Net income	4,482	10,736	10,006	14,392
Pro forma earnings per share:
Basic	0.47	1.15	1.06	1.54
Diluted	0.46	1.12	1.03	1.51

k

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities held-to-maturity and securities available-for-sale and the corresponding amounts of gross unrecognized gains and losses and gross unrealized gains and losses recognized in accumulated other comprehensive loss as of the dates noted (dollars in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2022	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury debt	$240	$—	$(4)	$236
U.S. Government Agency	252	—	(2)	250
Corporate bonds	24,085	6	(651)	23,440
GNMA mortgage-backed securities – residential	43,583	—	(1,089)	42,494
FNMA mortgage-backed securities – residential	7,184	—	(333)	6,851
Government CMO and MBS - commercial	7,426	14	(249)	7,191
Corporate CMO and MBS	4,259	74	(53)	4,280
Total securities held-to-maturity	$87,029	$94	$(2,381)	$84,742

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities – residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities – residential	14,400	43	—	14,443
Government CMO and MBS - commercial	878	—	—	878
Corporate CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562

The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income remained in other comprehensive income and will be amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

As of June 30, 2022, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
June 30, 2022	Cost	Value
Due within one year	$363	$361
Due between one year and five years	2,233	2,196
Due between five years and ten years	21,582	20,975
Due after ten years	399	394
Securities (CMO and MBS)	62,452	60,816
Total	$87,029	$84,742

In the first quarter of 2022, the Company committed $3.0 million in capital to a bank technology fund. During the six months ended June 30, 2022, the Company made $0.5 million in contributions to the partnership. As of June 30, 2022, the Company held a balance of $0.5 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $2.5 million in future contributions.

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company did not make any contributions to the SBIC fund during the six months ended June 30, 2022 or the year ended December 31, 2021 and received a $0.1 million return of capital during each period. As of June 30, 2022 and December 31, 2021, the Company held a balance of $2.0 million with SBIC, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $1.0 million in future SBIC investments.

As of June 30, 2022 and December 31, 2021, securities with carrying values totaling $17.1 million and $17.3 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

As of June 30, 2022 and December 31, 2021, ninety-seven securities and ten securities were in an unrealized loss position, with unrealized losses totaling $4.6 million and $0.2 million, respectively. Of the securities in an unrealized loss position as of June 30, 2022, three have been in a continuous unrealized loss position for more than twelve months and the remaining have been in a continuous unrealized loss position for less than twelve months. The unrealized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2022.

The following presents securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position as of the dates noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	Value	Losses	Value	Losses	Value	Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$236	$(14)	$—	$—	$236	$(14)
U.S. Government Agency	250	(2)	—	—	250	(2)
Corporate bonds	20,836	(689)	475	(26)	21,311	(715)
GNMA mortgage-backed securities – residential	40,306	(2,131)	2,094	(248)	42,400	(2,379)
FNMA mortgage-backed securities – residential	6,851	(760)	—	—	6,851	(760)
Government CMO and MBS - commercial	6,304	(657)	—	—	6,304	(657)
Corporate CMO and MBS	761	(36)	435	(43)	1,196	(79)
Total	$75,544	$(4,289)	$3,004	$(317)	$78,548	$(4,606)

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:
U.S. Treasury debt	$247	$(3)	$—	$—	$247	$(3)
Corporate bonds	485	(15)	—	—	485	(15)
GNMA mortgage-backed securities – residential	17,205	(146)	—	—	17,205	(146)
Corporate CMO and MBS	—	—	521	(18)	521	(18)
Total	$17,937	$(164)	$521	$(18)	$18,458	$(182)

The Company did not sell any securities during the three and six months ended June 30, 2022 or during the year ended December 31, 2021.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Cash, Securities and Other(1)	$180,738	$261,190
Consumer and Other(2)	47,855	34,758
Construction and Development	162,426	178,716
1-4 Family Residential	732,725	580,872
Non-Owner Occupied CRE	489,111	482,622
Owner Occupied CRE	224,597	212,426
Commercial and Industrial(3)	312,696	203,584
Total loans held for investment	2,150,148	1,954,168
Deferred fees and unamortized premiums/(unaccreted discounts), net(4)	(3,754)	(5,031)
Allowance for loan losses	(14,357)	(13,732)
Loans, net	$2,132,037	$1,935,405

______________________________________

(1) Includes PPP loans of $10.7 million and $46.8 million as of June 30, 2022 and December 31, 2021, respectively.

(2) Includes $21.1 million of unsecured consumer loans held for investment measured at fair value as of June 30, 2022.

(3) Includes MSLP loans of $6.8 million as of June 30, 2022 and December 31, 2021.

(4) Includes fair value adjustments on loans held for investment accounted for under the fair value option.

As of June 30, 2022 and December 31, 2021, total loans held for investment included $287.6 million and $356.7 million, respectively, of performing loans purchased through mergers or acquisitions. As of June 30, 2022 and December 31, 2021, Consumer and Other included $21.1 million and $0.0 million, respectively, of loans held for investment measured at fair value. See Note 14 – Fair Value Option.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of June 30, 2022, the Cash, Securities and Other portion of the loan portfolio included $10.7 million of PPP loans, or 5.9% of the total category. As of December 31, 2021, the Cash, Securities and Other portion of the loan portfolio included $46.8 million of PPP loans, or 17.9% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of June 30, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 2.2% of the total category. As of December 31, 2021, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 3.3% of the total category.

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

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of June 30, 2022, the Company’s loan portfolio included 55 non-acquired loans which were previously modified under the loan modification program, totaling $100.5 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of June 30, 2022, there were 15 of these loans, totaling $3.5 million.

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of June 30, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred fees, and unamortized premiums/(unaccreted discounts), which are not material) in loans past due as of the dates noted (dollars in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
June 30, 2022	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$3,803	$149	$4	$3,956	$176,782	$180,738
Consumer and Other	36	35	8	79	47,776	47,855
Construction and Development	—	805	—	805	161,621	162,426
1-4 Family Residential	9,705	—	—	9,705	723,020	732,725
Non-Owner Occupied CRE	—	—	—	—	489,111	489,111
Owner Occupied CRE	—	278	—	278	224,319	224,597
Commercial and Industrial	19,021	47	1,893	20,961	291,735	312,696
Total	$32,565	$1,314	$1,905	$35,784	$2,114,364	$2,150,148

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities and Other	$745	$—	$6	$751	$260,439	$261,190
Consumer and Other	454	—	2	456	34,302	34,758
Construction and Development	2,758	—	—	2,758	175,958	178,716
1-4 Family Residential	1,449	—	—	1,449	579,423	580,872
Non-Owner Occupied CRE	—	2,548	—	2,548	480,074	482,622
Owner Occupied CRE	1,419	—	—	1,419	211,007	212,426
Commercial and Industrial	748	—	2,200	2,948	200,636	203,584
Total	$7,573	$2,548	$2,208	$12,329	$1,941,839	$1,954,168

As of June 30, 2022, the Company had nine loans, totaling an immaterial amount, in the Consumer and Other portfolio that were more than 90 days delinquent and accruing interest. As of December 31, 2021, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Cash, Securities and Other	$4	$6
Consumer and Other	2	2
1-4 Family Residential	68	75
Owner Occupied CRE	1,200	1,241
Commercial and Industrial	2,603	2,938
Total	$3,877	$4,262

Non-accrual loans classified as TDRs accounted for $3.9 million of the recorded investment as of June 30, 2022 and $4.3 million as of December 31, 2021. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Accruing
Non-Owner Occupied CRE	$46	$55
Non-accrual
Cash, Securities, and Other	4	6
1-4 Family Residential	68	75
Owner Occupied CRE	1,200	1,241
Commercial and Industrial	2,603	2,938
Total	3,921	4,315
Allowance for loan losses associated with TDR	(261)	(1,751)
Net recorded investment	$3,660	$2,564

As of June 30, 2022 and December 31, 2021, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the six months ended June 30, 2022. The Company modified three loans resulting in TDR status during the year ended December 31, 2021. The first loan was a small mortgage with a remaining balance of $0.1 million where the borrower was unable to make payments or obtain additional financing to pay off the mortgage. As a result, we modified the loan at the maturity date with a one-year renewal to allow the borrower time to seek a refinance. As of June 30, 2022, the loan matured and has not been paid as agreed in the loan modification. The Company continues to work with the borrower on a successful resolution. The second and third loans modified are in relation to one borrower who has two loans, one Commercial Real Estate Loan in the amount of $1.2 million, which is the space where the related business operates, and a Commercial loan with a balance of $0.7 million. The borrower had experienced a reduction in cash flow through ongoing impact from the pandemic and related shut downs and hiring shortages. As a result, the Company modified both loans allowing for a six month interest only period to provide cash flow relief. The Company obtained a reduced term on the business loan as well as additional collateral from the Borrower. All three of the loans modified during 2021 were sufficiently collateralized and therefore did not require any specific reserve.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following presents impaired loans by portfolio and related valuation allowance during the periods presented (dollars in thousands):

	June 30, 2022			December 31, 2021
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Consumer and Other	$2	$2	$2	$2	$2	$2
Commercial and Industrial	1,893	1,893	261	2,190	2,190	1,751
Total	$1,895	$1,895	$263	$2,192	$2,192	$1,753

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
1-4 Family Residential	68	68	—	75	75	—
Owner Occupied CRE	1,200	1,200	—	1,241	1,241	—
Commercial and Industrial	710	710	—	748	748	—
Total	$1,982	$1,982	$—	$2,070	$2,070	$—

Total impaired loans:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
Consumer and Other	2	2	2	2	2	2
1-4 Family Residential	68	68	—	75	75	—
Owner Occupied CRE	1,200	1,200	—	1,241	1,241	—
Commercial and Industrial	2,603	2,603	261	2,938	2,938	1,751
Total	$3,877	$3,877	$263	$4,262	$4,262	$1,753

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

The following presents the average balance of impaired loans and interest income recognized on impaired loans during the periods presented (dollars in thousands):

	Three Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$—	$—	$2	$—
Consumer and Other	2	—	2	—
Commercial and Industrial	2,041	—	3,230	21
Total	$2,043	$—	$3,234	$21

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$—	$15	$—
Owner Occupied CRE	1,211	—	—	51
Commercial and Industrial	723	—	82	—
1-4 Family Residential	70	—	—	—
Total	$2,008	$—	$97	$51

Total impaired loans:
Cash, Securities, and Other	$4	$—	$17	$—
Consumer and Other	2	—	2	—
Owner Occupied CRE	1,211	—	—	51
Commercial and Industrial	2,764	—	3,312	21
1-4 Family Residential	70	—	—	—
Total	$4,051	$—	$3,331	$72

	Six Months Ended June 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$—	$—	$1	$—
Consumer and Other	2	—	1	—
Commercial and Industrial	2,089	—	2,162	21
Total	$2,091	$—	$2,164	$21

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$—	$20	$—
Owner Occupied CRE	1,221	—	—	51
Commercial and Industrial	731	*	58	—
1-4 Family Residential	72	—	—	—
Total	$2,028	$—	$78	$51

Total impaired loans:
Cash, Securities, and Other	$4	$—	$21	$—
Consumer and Other	2	—	1	—
Owner Occupied CRE	1,221	—	—	51
Commercial and Industrial	2,820	*	2,220	21
1-4 Family Residential	72	—	—	—
Total	$4,119	$—	$2,242	$72

______________________________________

* The Company recognized an immaterial amount of interest income during the period.

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class during the periods presented (dollars in thousands):

	Cash,	Consumer	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	and	Family	Occupied	Occupied	and
	and Other	Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2022
Beginning balance	$1,440	$283	$954	$3,789	$2,867	$1,328	$3,224	$13,885
(Release)/provision for loan losses	(246)	(16)	120	1,056	368	149	(912)	519
Charge-offs	—	(95)	—	—	—	—	—	(95)
Recoveries	—	48	—	—	—	—	—	48
Ending balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357

Changes in allowance for loan losses for the six months ended June 30, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
(Release)/provision for loan losses	(404)	58	(18)	1,292	283	185	(667)	729
Charge-offs	—	(192)	—	—	—	—	—	(192)
Recoveries	—	88	—	—	—	—	—	88
Ending balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357

Allowance for loan losses as of June 30, 2022 allocated to loans evaluated for impairment:
Individually	$—	$2	$—	$—	$—	$—	$261	$263
Collectively	1,194	218	1,074	4,845	3,235	1,477	2,051	14,094
Ending balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357

Loans as of June 30, 2022:
Individually evaluated for impairment	$4	$2	$—	$68	$—	$1,200	$2,603	$3,877
Collectively evaluated for impairment	180,734	26,704	162,426	732,657	489,111	223,397	310,093	2,125,122
Measured at fair value	—	21,149	—	—	—	—	—	21,149
Ending balance	$180,738	$47,855	$162,426	$732,725	$489,111	$224,597	$312,696	$2,150,148

	Cash,	Consumer	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	and	Family	Occupied	Occupied	and
	and Other	Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2021
Beginning balance	$2,380	$193	$766	$3,152	$2,211	$1,123	$2,714	$12,539
(Release)/provision for loan losses	(537)	2	105	247	12	102	81	12
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	—	1
Ending balance	$1,843	$196	$871	$3,399	$2,223	$1,225	$2,795	$12,552

Changes in allowance for loan losses for the six months ended June 30, 2021
Beginning balance	$2,439	$140	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Release)/provision for loan losses	(596)	55	(61)	166	219	66	163	12
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	1	—	—	—	—	—	1
Ending balance	$1,843	$196	$871	$3,399	$2,223	$1,225	$2,795	$12,552

Allowance for loan losses as of December 31, 2021 allocated to loans evaluated for impairment:
Individually	$—	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,598	264	1,092	3,553	2,952	1,292	1,228	11,979
Ending balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Loans as of December 31, 2021:
Individually evaluated for impairment	$6	$2	$—	$75	$—	$1,241	$2,938	$4,262
Collectively evaluated for impairment	261,184	34,756	178,716	580,797	482,622	211,185	200,646	1,949,906
Ending balance	$261,190	$34,758	$178,716	$580,872	$482,622	$212,426	$203,584	$1,954,168

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the dates noted (dollars in thousands):

		Special
June 30, 2022	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$180,734	$—	$4	$—	$180,738
Consumer and Other	26,704	—	2	21,149	47,855
Construction and Development	162,426	—	—	—	162,426
1-4 Family Residential	732,657	—	68	—	732,725
Non-Owner Occupied CRE	483,848	5,263	—	—	489,111
Owner Occupied CRE	222,714	—	1,883	—	224,597
Commercial and Industrial	305,765	2,693	4,238	—	312,696
Total	$2,114,848	$7,956	$6,195	$21,149	$2,150,148

		Special
December 31, 2021	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

The Company had no loans graded doubtful as of June 30, 2022 and December 31, 2021.

NOTE 5 - GOODWILL

The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Beginning balance	$30,588	$24,191
Acquisition activity	(188)	6,397
Ending balance	$30,400	$30,588

During the year ended December 31, 2021, the Company recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. In the first quarter of 2022, goodwill was adjusted by ($0.2) million as a result of the measurement period adjustments. See Note 2 – Acquisitions for more information.

Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events.

The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of June 30, 2022, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million and $30.6 million as of June 30, 2022 and December 31, 2021, respectively.

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

		June 30,	December 31,
		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,431	$10,720

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$12,325	$13,863

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

	June 30,		December 31,
	2022		2021
Weighted-Average Remaining Lease Term
Operating leases	4.97	years	5.26	years

Weighted-Average Discount Rate
Operating leases	2.60%		2.67%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease Costs
Operating lease cost	$824	$731	$1,619	$1,483
Variable lease cost	528	416	1,086	828
Lease costs, net	$1,352	$1,147	$2,705	$2,311

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2022(1)	$1,755
2023	3,210
2024	3,064
2025	2,073
2026	703
Thereafter	2,168
Total future minimum lease payments	12,973
Less: imputed interest	(648)
Present value of net future minimum lease payments	$12,325

________________________________________

(1) Amount represents the remaining six months of year.

Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.2 million of lease income, respectively.

The following presents a maturity analysis of the Company's operating payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Undiscounted
Year Ending December 31,	Operating Lease Income
2022(1)	$134
2023	221
2024	199
2025	—
2026	—
Thereafter	—
Total undiscounted operating lease income	$554

________________________________________

(1) Amount represents the remaining six months of year.

NOTE 7 - DEPOSITS

The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Money market deposit accounts	$1,033,739	$1,056,669
Time deposits	147,623	170,491
Negotiable order of withdrawal accounts	287,195	309,940
Savings accounts	33,099	32,299
Total interest-bearing deposits	$1,501,656	$1,569,399
Aggregate time deposits of $250 or greater	$70,492	$75,747

Overdraft balances classified as loans totaled $0.1 million and an immaterial amount as of June 30, 2022 and December 31, 2021, respectively.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2022(1)	$64,114
2023	46,252
2024	17,812
2025	3,029
2026	10,337
Thereafter	6,079
Total	$147,623

________________________________________

(1) Amount represents the remaining six months of year.

NOTE 8 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2022 and December 31, 2021 amounted to $856.6 million and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $517.0 million as of June 30, 2022. Each advance is payable at its maturity date.

The following presents the Company’s required maturities on FHLB borrowings as of the dates noted (dollars in thousands):

		June 30,	December 31,
Maturity Date	Rate %	2022	2021
April 22, 2022	0.37	$—	$5,000
July 1, 2022(1)	1.63	70,000	—
May 5, 2023	0.76	10,000	10,000
Total		$80,000	$15,000

________________________________________

(1) The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2022 and December 31, 2021, the Company utilized $7.2 million and $23.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price was equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the "Notes") totaling $15.0 million in aggregate principal amount. The issuance included $0.3 million of issuance costs and as of June 30, 2022, a net balance of $14.8 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.

On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount. The issuance included $0.2 million of issuance costs and as of June 30, 2022, a net balance of $9.9 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the ‘March 2020 Sub Notes”) totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs and as of June 30, 2022, a net balance of $7.9 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$128,605	$575,094	$136,289	$442,035
Standby letters of credit	6,263	22,035	2,420	20,940
Commitments to make loans to sell	37,841	—	60,529	—
Commitments to make loans	52,056	17,749	16,256	14,920

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

During the six months ended June 30, 2022 and 2021, the Company sold no shares of common stock.

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

As of June 30, 2022, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense of $0.1 million for the Restricted Stock Awards. During the six months ended June 30, 2022 and 2021, the Company recognized compensation expense of $0.2 million for the Restricted Stock Awards. As of June 30, 2022, the Company has $0.1 million of unrecognized stock-based compensation expense related to the shares issued, which is expected to be recognized over a weighted average period of less than one year. No restricted Stock Awards vested during the six months ended June 30, 2022 or 2021.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of June 30, 2022, there were a total of 202,565 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the six months ended June 30, 2022 and 2021.

During the three and six months ended June 30, 2022, the Company recognized no stock based compensation expense associated with stock options. During the three and six months ended June 30, 2021, the Company recognized an immaterial amount of stock based compensation expense associated with stock options. As of June 30, 2022, the Company has no unrecognized stock-based compensation expense related to stock options.

The following presents activity for nonqualified stock options during the six months ended June 30, 2022:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2021	308,574	$29.21
Granted	—	—
Exercised	(6,809)	21.47
Forfeited or expired	(116,100)	40.00
Outstanding as of June 30, 2022	185,665	22.75	2.6	(1)
Options fully vested / exercisable as of June 30, 2022	185,665	22.75	2.6	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.

As of June 30, 2022, there were 185,665 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.

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

The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the six months ended June 30, 2022:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2021	249,821	183,483	13,746
Granted	126,004	64,629	—
Vested	(75,220)	(12,100)	—
Forfeited	(14,007)	(12,086)	(13,746)
Outstanding as of June 30, 2022	286,598	223,926	—

During the three months ended June 30, 2022, the Company issued 53,461 shares of common stock upon the settlement of Restricted Stock Units. The remaining 21,345 shares were surrendered with a combined market value at the dates of settlement of $0.7 million to cover employee withholding taxes. During the six months ended June 30, 2022, the Company issued 61,686 shares of common stock upon the settlement of Restricted Stock Units. The remaining 25,634 shares were surrendered with a combined market value at the dates of settlement of $0.8 million to cover employee withholding taxes. During the three months ended June 30, 2021, the Company issued 36,932 shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,545 shares were surrendered with a combined market value at the dates of settlement of $0.4 million to cover employee withholding taxes. During the six months ended June 30, 2021, the Company issued 43,059 shares of common stock upon the settlement of Restricted Stock Units. The remaining 17,369 shares were surrendered with a combined market value at the dates of settlement of $0.4 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 126,004 Time Vesting Units with a five-year service period during the six months ended June 30, 2022 that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended June 30, 2022 and 2021, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the six months ended June 30, 2022 and 2021, the Company recognized compensation expense of $0.9 million and $0.8 million, respectively, for the Time Vesting Units. As of June 30, 2022, there was $6.4 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 2.2 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of June 30, 2022 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	76,797	$242	1.6 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	76,886	345	2.5 years	December 31, 2022	December 31, 2023
On November 18, 2020	134%	29,212	278	2.4 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	150%	56,148	735	3.5 years	December 31, 2023	December 31, 2025
On May 2, 2022	79%	49,127	2,988	4.5 years	December 31, 2024	December 31, 2026

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity during the periods presented (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Grant Period	2022	2021	2022	2021	2022	2021
Prior to May 1, 2019	—	—	$—	3	—	$18
May 1, 2019 through April 30, 2020	—	—	29	61	90	117
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	29	54	82	109
On November 18, 2020		—	(2)	30	28	64
May 3, 2021 through August 11, 2021	—	41,366	58	57	139	57
On May 2, 2022	64,629	—	58	—	58	—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there is also a market condition as a vesting requirement for the Market Performance Units which affects the determination of the grant date fair value. The Company estimated the grant date fair value using various valuation assumptions. During the three and six months ended June 30, 2022 and 2021, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of June 30, 2022, the Company has no unrecognized compensation expense related to the Market Performance Units.

If the Company’s common stock is trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units would have been determined to be earned and vest following the completion of a subsequent service period, which ended on June 30, 2022. The Company’s common stock did not trade at or above the required prices over the performance period and as a result, no Market Performance Units were eligible to be earned.

NOTE 11 - EARNINGS PER COMMON SHARE

The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$4,482	$6,277	$10,006	$12,276

Denominator:
Basic weighted average shares	9,450,987	7,961,785	9,434,742	7,948,796
Earnings per common share - basic	$0.47	$0.79	$1.06	$1.54

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$4,482	$6,277	$10,006	$12,276

Denominator:
Basic weighted average shares	9,450,987	7,961,785	9,434,742	7,948,796
Diluted effect of common stock equivalents:
Stock options	52,870	35,849	55,005	20,386
Time Vesting Units	122,090	131,684	155,813	117,107
Financial Performance Units	91,720	70,746	92,524	59,953
Market Performance Units	—	13,836	6,827	14,017
Total diluted effect of common stock equivalents	266,680	252,115	310,169	211,463
Diluted weighted average shares	9,717,667	8,213,900	9,744,911	8,160,259
Earnings per common share - diluted	$0.46	$0.76	$1.03	$1.50

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	—	141,639	—	209,874
Time Vesting Units	121,942	—	60,971	1,991
Financial Performance Units	—	26,735	—	24,952
Restricted Stock Awards	—	—	—	10,527
Total potentially dilutive securities	121,942	168,374	60,971	247,344

NOTE 12 - INCOME TAXES

During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $1.5 million and $3.3 million, respectively, reflecting an effective tax rate of 25.0% and 24.7%, respectively. During the three and six months ended June 30, 2021, the Company recorded an income tax provision of $1.9 million and $4.0 million, respectively, reflecting an effective tax rate of 23.3% and 24.3%, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of June 30, 2022 and December 31, 2021, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of year	$12,833	$14,321
Funded loans	12,880	11,294
Payments collected	(7,102)	(12,782)
Balance, end of period	$18,611	$12,833

Deposits from related parties held by the Bank as of June 30, 2022 and December 31, 2021 totaled $38.6 million and $51.0 million, respectively.

The Company leases office spaces from entities controlled by one of the Company’s board members. During each of the six months ended June 30, 2022 and 2021, the Company incurred $0.1 million of expenses related to these leases.

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

Recurring Fair Value

Available-for-sale securities:  The fair values for available-for-sale investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
Mortgage loans held for sale	$—	$26,202	$—	$26,202
Loans held at fair value	$—	$—	$21,477	$21,477
Forward commitments and FSC	$—	$239	$—	$239
Equity securities	$655	$122	$—	$777
Guarantee asset	$—	$—	$174	$174
IRLC, net	$—	$—	$836	$836
Equity warrants	$—	$—	$725	$725

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$247	$—	$—	$247
U.S. Government Agency	—	3,522	—	3,522
Corporate bonds	—	6,212	2,113	8,325
GNMA mortgage-backed securities - residential	—	26,650	—	26,650
FNMA mortgage-backed securities - residential	—	14,443	—	14,443
Government CMO and MBS	—	878	—	878
Corporate CMO and MBS	—	1,497	—	1,497
Total securities available-for-sale	$247	$53,202	$2,113	$55,562
Mortgage loans held for sale	$—	$30,620	$—	$30,620
Forward commitments and FSC	$—	$(65)	$(9)	$(74)
Equity securities	$709	$489	$—	$1,198
Guarantee asset	$—	$—	$237	$237
IRLC, net	$—	$—	$1,473	$1,473
Equity warrants	$—	$—	$160	$160

There were no transfers between levels during the six months ended June 30, 2022 or year ended December 31, 2021. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost.  See Note 3 – Investment Securities for more information.

As of December 31, 2021, U.S. Treasury debt was reported at fair value utilizing Level 1 inputs. Three Corporate bonds were reported at fair value utilizing Level 3 inputs.  The remaining portfolio of securities were reported at fair value with Level 2 inputs provided by a pricing service. The majority of the securities had credit support provided by the Federal Home Loan Mortgage Corporation, GNMA, and FNMA. Factors used to value the securities by the pricing service include: benchmark yields, reported trades, interest spreads, prepayments, and other market research. In addition, ratings and collateral quality were considered.

As of June 30, 2022, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

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

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of June 30, 2022 or December 31, 2021. Additionally, there were no loans accounted for under the fair value option that were on nonaccrual as of June 30, 2022 or December 31, 2021.

The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	June 30, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$26,202	$25,858	$344	$—	$—	$—	$—	$—	$—
Loans held for investment	21,477	21,149	328	—	—	—	—	—	—
	$47,679	$47,007	$672	$—	$—	$—	$—	$—	$—

	December 31, 2021
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—
Loans held for investment	—	—	—	—	—	—	—	—	—
	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—

The following presents the net (losses)/gains from changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Loans held for sale	$(394)	$417	$(419)	$(4,165)
Loans held for investment	328	—	328	—
	$(66)	$417	$(91)	$(4,165)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Loans held for sale	2022	2021	2022	2021
Balance at beginning of period	$33,663	$176,644	$30,620	$161,843
Loans originated	278,720	365,423	470,494	901,777
Fair value changes	(394)	417	(419)	(4,165)
Sales	(285,777)	(493,029)	(474,443)	(1,007,574)
Settlements	(10)	(892)	(50)	(3,318)
Balance at end of period	$26,202	$48,563	$26,202	$48,563

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Loans held for investment	2022	2021	2022	2021
Balance at beginning of period	$6,380	$—	$—	$—
Loans acquired	17,869	—	24,249	—
Fair value changes	328	—	328	—
Settlements	(3,100)	—	(3,100)	—
Balance at end of period	$21,477	$—	$21,477	$—

Nonrecurring Fair Value

Other Real Estate Owned (“OREO”):  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. OREO is evaluated annually for additional impairment and adjusted accordingly.

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

Appraisals for both collateral-dependent impaired loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
OREO:
Commercial properties	$—	$—	$378	$378

Impaired loans(1):
Commercial and Industrial	$—	$—	$1,632	$1,632

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439

______________________________________

(1) One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of June 30, 2022 and December 31, 2021.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

In the second quarter of 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on an impaired loan. As of June 30, 2022, this OREO property had a carrying amount of $0.4 million. As of December 31, 2021, the Company did not own any OREO properties.

As of June 30, 2022, total impaired loans measured for impairment using the fair value of the collateral for collateral dependent loans had carrying values of $1.9 million with valuation allowances of $0.3 million and were classified as Level 3. As of December 31, 2021, total impaired loans measured for impairment using the fair value of the collateral dependent loans had carrying values of $2.2 million with valuation allowances of $1.8 million and were classified as Level 3.

Impaired loans accounted for specific reserves of $0.3 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company did not have any charge offs during the six months ended June 30, 2022 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2021 from the specific reserve.

Level 3 Analysis

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended June 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$6,215	$6,380	$—	$206	$990	$402
Acquisitions	—	18,352	—	—	1,083	—
Originations	—	—	—	—	(2,063)	—
Gains/(losses) in net income, net	—	(155)	—	(32)	826	323
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(3,100)	—	—	—	—
Ending balance	$—	$21,477	$—	$174	$836	$725

Three Months Ended June 30, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$(173)	$188	$2,105	$—
Acquisitions	—	—	—	—	5,823	—
Originations	—	—	—	2	(5,981)	—
Gains/(losses) in net income, net	—	—	173	6	861	—
Ending balance	$—	$—	$—	$196	$2,808	$—

Six Months Ended June 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	24,732	9	—	2,697	242
Originations	—	—	—	—	(3,417)	—
Gains/(losses) in net income, net	—	(155)	—	(63)	83	323
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(3,100)	—	—	—	—
Ending balance	$—	$21,477	$—	$174	$836	$725

Six Months Ended June 30, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$(89)	$232	$9,841	$—
Acquisitions	—	—	(173)	2	8,507	—
Originations	—	—	—	—	(12,997)	—
Gains/(losses) in net income, net	—	—	262	(38)	(2,543)	—
Ending balance	$—	$—	$—	$196	$2,808	$—

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2022
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Loans held at fair value	$21,477	Discounted cash flow	Discount rate	4% to 19% (10%)

Guarantee asset	174	Discounted cash flow	Discount rate Prepayment rate	4% (4%) 8% (8%)

IRLC, net	836	Best execution model	Pull through	67% to 100% (94%)

Equity warrants	725	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.4% to 32.5% (32.5%) 1.78% to 2.95% (2.69%) 0 to 4 years

Nonrecurring fair value
OREO:
Commercial properties	378	Appraisal value	Commission, cost to sell, closing costs	9% (9%)

Impaired loans(1):
Commercial and Industrial	1,632	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	10% (10%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Corporate Bonds	$2,113	Discounted cash flow	Discount rate	7% (7%)

FSC	(9)	Internal pricing model	Market Differential	-14bps to -2 bps (-6bps)

Guarantee asset	237	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 18% (18%)

IRLC, net	1,473	Best execution model	Pull through	71% to 100% (88%)

Equity warrants	160	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	24% to 37% (32%) 0.30% to 1.10% (0.97%) 0 to 4 years

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)

______________________________________

(1) One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of June 30, 2022 and December 31, 2021.

Estimated Fair Value of Other Financial Instruments

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying	Fair Value Measurements Using:
June 30, 2022	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$171,606	$171,606	$—	$—
Held-to-maturity securities	87,029	236	75,699	8,807
Loans, net	2,132,037	—	—	2,105,608
Accrued interest receivable	7,884	3	333	7,548
Liabilities:
Deposits	2,169,998	2,022,624	—	148,933
Borrowings:
FHLB borrowings – fixed rate	80,000	—	79,789	—
Federal Reserve borrowings – fixed rate	7,223	—	7,223	—
Subordinated notes – fixed-to-floating rate	32,553	—	—	32,476
Accrued interest payable	304	38	—	266

	Carrying	Fair Value Measurements Using:
December 31, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$386,983	$386,983	$—	$—
Loans, net	1,935,405	—	—	1,919,625
Accrued interest receivable	7,151	2	203	6,946
Liabilities:
Deposits	2,205,703	2,035,212	—	172,240
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,990	—
Federal Reserve borrowings – fixed rate	23,629	—	23,629	—
Subordinated notes – fixed-to-floating rate	39,031	—	—	40,325
Accrued interest payable	355	87	—	268

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

Held-to-maturity securities: The fair values for held-to-maturity investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities is not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

Loans, net: The fair values for all fixed-rate and variable-rate performing loans were estimated using the income approach and by discounting the projected cash flows of such loans. Principal and interest cash flows were projected based on the contractual terms of the loans, including maturity, contractual amortization, and adjustments for prepayments and expected losses, where appropriate. A discount rate was developed based on the relative risk of the cash flows, considering the loan type, maturity, and a required return on capital.

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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

As of or for the three months ended June 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$21,631	$—	$21,631
Total interest expense	1,493	—	1,493
Provision for loan losses	519	—	519
Net interest income, after provision for loan losses	19,619	—	19,619
Non-interest income	5,663	1,277	6,940
Total income before non-interest expense	25,282	1,277	26,559
Depreciation and amortization expense	522	12	534
Net (gain)/loss on assets held for sale	(2)	—	(2)
All other non-interest expense	17,836	2,215	20,051
Income before income taxes	$6,926	$(950)	$5,976

Goodwill	$30,400	$—	$30,400
Total assets	2,513,177	28,316	2,541,493

As of or for the three months ended June 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$15,548	$—	$15,548
Total interest expense	1,325	—	1,325
Provision for loan losses	12	—	12
Net interest income, after provision for loan losses	14,211	—	14,211
Non-interest income	5,573	3,927	9,500
Total income before non-interest expense	19,784	3,927	23,711
Depreciation and amortization expense	262	13	275
All other non-interest expense	12,539	2,709	15,248
Income before income taxes	$6,983	$1,205	$8,188

Goodwill	$24,191	$—	$24,191
Total assets	1,956,393	52,911	2,009,304

As of or for the six months ended June 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$41,296	$—	$41,296
Total interest expense	2,874	—	2,874
Provision for loan losses	729	—	729
Net interest income, after provision for loan losses	37,693	—	37,693
Non-interest income	11,745	3,795	15,540
Total income before non-interest expense	49,438	3,795	53,233
Depreciation and amortization expense	1,070	24	1,094
Net loss on assets held for sale	(3)	—	(3)
All other non-interest expense	34,434	4,416	38,850
Income before income taxes	$13,937	$(645)	$13,292

Goodwill	$30,400	$—	$30,400
Total assets	2,513,177	28,316	2,541,493

F

As of or for the six months ended June 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$30,047	$—	$30,047
Total interest expense	2,771	—	2,771
Provision for loan losses	12	—	12
Net interest income, after provision for loan losses	27,264	—	27,264
Non-interest income	10,978	9,124	20,102
Total income before non-interest expense	38,242	9,124	47,366
Depreciation and amortization expense	520	27	547
All other non-interest expense	24,822	5,770	30,592
Income before income taxes	$12,900	$3,327	$16,227

Goodwill	$24,191	$—	$24,191
Total assets	1,956,393	52,911	2,009,304

NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of June 30, 2022 and December 31, 2021, the balance of the LIHTC investment was $2.6 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. There were no unfunded commitments related to the LIHTC investment as of June 30, 2022. As of December 31, 2021, total unfunded commitments were $0.2 million.

The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended June 30, 2022 and 2021, the Company recognized amortization expense of $0.1 million. During the six months ended June 30, 2022 and 2021, the Company recognized amortization expense of $0.2 million.

Additionally, during the three months ended June 30, 2022 and 2021, the Company recognized $0.1 million of tax credits and other benefits from the LIHTC investment. During the six months ended June 30, 2022 and 2021, the Company recognized $0.2 million of tax credits and other benefits. During the three and six months ended June 30, 2022 and 2021, the Company did not incur any impairment losses.

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the year ended December 31, 2021, First Western made a capital injection of $2.9 million into the Bank. Management believes as of June 30, 2022, First Western and the Bank meet all capital adequacy requirements to which they are subject.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2022, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of June 30, 2022 and December 31, 2021, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2022, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2022 and December 31, 2021.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$214,993	10.99%	$117,361	6.0%	$156,482	8.0%
Consolidated	199,379	10.15	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	214,993	10.99	88,021	4.5	127,141	6.5
Consolidated	199,379	10.15	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	229,777	11.75	156,482	8.0	195,602	10.0
Consolidated	247,164	12.58	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	214,993	8.65	99,469	4.0	124,336	5.0
Consolidated	199,379	8.00	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$106,945	6.0%	$142,594	8.0%
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	203,164	11.40	80,209	4.5	115,858	6.5
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	217,215	12.19	142,594	8.0	178,242	10.0
Consolidated	242,388	13.54	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	203,164	10.05	80,887	4.0	101,108	5.0
Consolidated	188,777	9.31	N/A	N/A	N/A	N/A

______________________________________

(1) Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2022 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2022. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 15, 2022 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming, Montana, and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners, and portfolio managers, under the leadership of a local chairman and/or president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, marketing, technology support, human capital, and accounting/finance services, which we refer to as support centers.

From 2004, when we opened our first profit center, until June 30, 2022, we have expanded our footprint into thirteen full service profit centers, three loan production offices, and two trust offices located across five states. As of and for the six months ended June 30, 2022, we had $2.54 billion in total assets, $53.2 million in total revenues, and provided fiduciary and advisory services on $6.28 billion of assets under management ("AUM").

Response to COVID-19

The spread of COVID-19 caused significant disruptions in the U.S. economy since it was declared a pandemic in March of 2020 by the World Health Organization. Disruptions include temporary closures of many businesses that led to a loss of revenues and a rapid increase in unemployment, disrupted global supply chains, market downturns and volatility, changes in consumer behavior related to pandemic fears, and related emergency response legislation. The changes have impacted our clients and their industries, as well as the financial services industry.

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

The last round of program funds were depleted in early May 2021. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company.  Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in the early second quarter of 2021. As of June 30, 2022, we have received forgiveness payments of $305.7 million from the SBA and have 47 PPP loans for a total of $10.7 million with an average loan size of $0.2 million remaining.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of June 30, 2022, the Company’s loan portfolio included 55 non-acquired loans which were previously modified under the loan modification program, totaling $100.5 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of June 30, 2022, there were 15 of these loans, totaling $3.5 million.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of June 30, 2022, the Company had five loans with a balance held by the Bank of $6.8 million.

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

Net Interest Income

Net interest income represents interest income less interest expense. We generate interest income on interest-earning assets, primarily loans and investment securities. We incur interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate net interest income, we measure and monitor: (i) yields on loans, investment securities, and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances, changes in interest rates on deposits, along with the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2022, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

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

Results of Operations

Overview

The three months ended June 30, 2022 compared with the three months ended June 30, 2021. We reported net income available to common shareholders of $4.5 million for the three months ended June 30, 2022, compared to $6.3 million of net income available to common shareholders for the three months ended June 30, 2021, a $1.8 million, or 28.6% decrease. For the three months ended June 30, 2022, our income before income tax was $6.0 million, a $2.2 million, or 27.0% decrease from the three months ended June 30, 2021. The decrease was primarily driven by a $5.1 million increase in non-interest expense and a $2.8 million decrease in net gain on mortgage loans, partially offset by a $5.4 million increase in net interest income, after provision for loan losses. The increase in non-interest expense was primarily driven by the addition of Teton’s operations at the end of 2021 and additional headcount to support the growth of the Company. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The increase in net interest income, after provision for loan losses was primarily due to an increase in average loan balances and an increase in average loan yields.

The six months ended June 30, 2022 compared with the six months ended June 30, 2021. We reported net income available to common shareholders of $10.0 million for the six months ended June 30, 2022, compared to $12.3 million of net income available to common shareholders for the six months ended June 30, 2021, a $2.3 million, or 18.5% decrease. For the six months ended June 30, 2022, our income before income tax was $13.3 million, a $2.9 million, or 18.1% decrease from the six months ended June 30, 2021. The decrease was primarily driven by a $8.8 million increase in non-interest expense and a $5.5 million decrease in net gain on mortgage loans, partially offset by a $10.4 million increase in net interest income, after provision for loan losses. The increase in non-interest expense was primarily driven by the addition of Teton’s operations at the end of 2021 and additional headcount to support the growth of the Company. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The increase in net interest income, after provision for loan losses was primarily due to an increase in average loan balances and an increase in average loan yields.

Net Interest Income

The three months ended June 30, 2022 compared with the three months ended June 30, 2021. For the three months ended June 30, 2022, net interest income, before the provision for loan losses, was $20.1 million, an increase of $5.9 million, or 41.6%, compared to the three months ended June 30, 2021. The increase in net interest income was driven by a $436.5 million increase in average loans outstanding and a 22 basis point increase in the average yield on loans, partially offset by a $382.2 million increase in average interest bearing deposit balances. Net interest margin increased 34 basis points to 3.35% in the second quarter of 2022 from 3.01% reported in the second quarter of 2021. The increase in net interest margin was primarily a result of a 22 basis point increase in average yield on loans.

The six months ended June 30, 2022 compared with the six months ended June 30, 2021. For the six months ended June 30, 2022, net interest income, before the provision for loan losses, was $38.4 million, an increase of $11.1 million, or 40.9%, compared to the six months ended June 30, 2021. The increase in net interest income was driven by a $402.3 million increase in average loans outstanding, a 27 basis point increase in the average yield on loans, and a 4 basis point decrease in the average cost of funds, partially offset by a $412.1 million increase in average interest bearing deposit balances. Net interest margin increased 22 basis points to 3.17% in the six months ended June 30, 2022, from 2.95% reported in the six months ended June 30, 2021. The increase in net interest margin was primarily a result of a 27 basis point increase in average yield on loans and a 4 basis point decrease in the average cost of funds.

The increase in average loans outstanding for the three and six months ended June 30, 2022 compared to the same periods in 2021 was due to organic loan growth and the Teton acquisition at the end of 2021. Average loan yields were 4.11% and 4.04% for the three and six months ended June 30, 2022, compared to 3.89% and 3.77% for the three and six months ended June 30, 2021. The increase in loan yields during the three and six month periods were primarily driven by the addition of higher yielding loans from the Teton acquisition, a beneficial mix shift in the loan portfolio due to PPP loan forgiveness, and the rising interest rate environment.

Interest income on our investment securities portfolio increased as a result of higher average investment balances for the three and six months ended June 30, 2022 compared to the same period in 2021. Our average investment securities balance during the three and six months ended June 30, 2022 was $69.3 million and $62.5 million, an increase of $42.8 million and $33.3 million from the three and six months ended June 30, 2021. The impact on the increase in average balances was partially offset by a lower average yield on the securities portfolio.

Interest expense on deposits increased during the three and six months ended June 30, 2022 compared to the same period in 2021. The increase was driven primarily by a 32.8% and 35.4% increase in average interest-bearing deposits for the three and six months ended June 30, 2022 compared to the same period in 2021. The increase in average interest-bearing deposits was attributable to the Teton acquisition and organic growth in interest checking accounts.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$320,656	$547	0.68%	$292,615	$92	0.13%
Federal funds sold	1,017	2	0.79	—	—	—
Investment securities(2)	69,320	418	2.41	26,474	169	2.55
Loans(3)	2,010,024	20,664	4.11	1,573,553	15,287	3.89
Interest-earning assets(4)	2,401,017	21,631	3.60	1,892,642	15,548	3.29
Mortgage loans held for sale(5)	19,452	229	4.71	86,760	625	2.88
Total interest-earning assets, plus mortgage loans held for sale	2,420,469	21,860	3.61	1,979,402	16,173	3.27
Allowance for loan losses	(13,257)			(12,540)
Noninterest-earning assets	119,857			93,629
Total assets	$2,527,069			$2,060,491
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,547,901	1,103	0.29	$1,165,734	866	0.30
FHLB and Federal Reserve borrowings	20,815	28	0.54	148,869	117	0.31
Subordinated notes	32,533	362	4.45	24,252	342	5.64
Total interest-bearing liabilities	1,601,249	1,493	0.37	1,338,855	1,325	0.40
Noninterest-bearing liabilities:
Noninterest-bearing deposits	679,531			539,613
Other liabilities	19,194			16,558
Total noninterest-bearing liabilities	698,725			556,171
Total shareholders’ equity	227,095			165,465
Total liabilities and shareholders’ equity	$2,527,069			$2,060,491
Net interest rate spread(6)			3.23			2.89
Net interest income(7)		$20,138			$14,223
Net interest margin(8)			3.35			3.01

	As of and For the Six Months Ended June 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$397,199	$778	0.39%	$253,314	$183	0.14%
Federal funds sold	1,182	3	0.51	—	—	—
Investment securities(2)	62,530	755	2.41	29,205	365	2.50
Loans(3)	1,966,639	39,760	4.04	1,564,323	29,499	3.77
Interest-earning assets(4)	2,427,550	41,296	3.40	1,846,842	30,047	3.25
Mortgage loans held for sale(5)	21,067	419	3.98	131,079	1,777	2.71
Total interest-earning assets, plus mortgage loans held for sale	2,448,617	41,715	3.41	1,977,921	31,824	3.22
Allowance for loan losses	(13,485)			(12,541)
Noninterest-earning assets	120,785			96,988
Total assets	$2,555,917			$2,062,368
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,576,449	2,046	0.26	$1,164,379	1,840	0.32
FHLB and Federal Reserve borrowings	26,925	67	0.50	143,279	248	0.35
Subordinated notes	32,735	761	4.65	24,256	683	5.63
Total interest-bearing liabilities	1,636,109	2,874	0.35	1,331,914	2,771	0.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	674,148			548,610
Other liabilities	21,363			18,842
Total noninterest-bearing liabilities	695,511			567,452
Shareholders’ equity	224,297			163,002
Total liabilities and shareholders’ equity	$2,555,917			$2,062,368
Net interest rate spread(6)			3.05			2.83
Net interest income(7)		$38,422			$27,276
Net interest margin(8)			3.17%			2.95%

____________________________________________________________

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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities (excluding mortgage loans held for sale), and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared to 2021			Compared to 2021
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$48	$407	$455	$282	$313	$595
Federal funds sold	2	—	2	3	—	3
Investment securities	258	(9)	249	402	(12)	390
Loans	4,487	890	5,377	8,134	2,127	10,261
Total increase (decrease) in interest income	4,795	1,288	6,083	8,821	2,428	11,249
Interest-bearing liabilities:
Interest-bearing deposits	272	(35)	237	535	(329)	206
FHLB and Federal Reserve borrowings	(172)	83	(89)	(290)	109	(181)
Subordinated notes	92	(72)	20	197	(119)	78
Total increase (decrease) in interest expense	192	(24)	168	442	(339)	103
Increase in net interest income	$4,603	$1,312	$5,915	$8,379	$2,767	$11,146

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and six months ended June 30, 2022, we recorded a $0.5 million and $0.7 million provision for credit losses. The provision during the three months ended June 30, 2022 was partially offset by a release of specific reserve on an impaired loan.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment.  Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Income

The three months ended June 30, 2022 compared with the three months ended June 30, 2021. For the three months ended June 30, 2022 compared with the three months ended June 30, 2021, non-interest income decreased $2.6 million, or 26.9%, to $6.9 million. The decrease in non-interest income during the three months ended June 30, 2022 was primarily a result of a $2.8 million decrease in net gain on mortgage loans, compared to the same period in 2021.

The six months ended June 30, 2022 compared with the six months ended June 30, 2021. For the six months ended June 30, 2022 compared with the six months ended June 30, 2021, non-interest income decreased $4.6 million, or 22.7%, to $15.5 million. The decrease in non-interest income during the six months ended June 30, 2022 was primarily a result of a $5.5 million decrease in net gain on mortgage loans, compared to the same period in 2021.

The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$4,784	$5,009	$(225)	(4.5)%
Net gain on mortgage loans	1,152	3,914	(2,762)	(70.6)
Bank fees	601	394	207	52.5
Risk management and insurance fees	83	92	(9)	(9.8)
Income on company-owned life insurance	87	89	(2)	(2.2)
Net gain/(loss) on loans accounted for under the fair value option	(155)	—	(155)	*
Unrealized gains/(losses) recognized on equity securities	299	2	297	*
Other	89	—	89	*
Total non-interest income	$6,940	$9,500	$(2,560)	(26.9)

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$9,952	$9,856	$96	1.0%
Net gain on mortgage loans	3,646	9,110	(5,464)	(60.0)
Bank fees	1,290	766	524	68.4
Risk management and insurance fees	192	143	49	34.3
Income on company-owned life insurance	173	177	(4)	(2.3)
Net gain on equity interests	1	—	1	*
Net gain/(loss) on loans accounted for under the fair value option	(155)	—	(155)	*
Unrealized gains/(losses) recognized on equity securities	267	(10)	277	*
Other	174	60	114	190.0
Total non-interest income	$15,540	$20,102	$(4,562)	(22.7)

______________________________________

* Not meaningful

Trust and investment management fees—For the three months ended June 30, 2022 compared to the same period in 2021, our trust and investment management fees decreased $0.2 million, or 4.5%. For the six months ended June 30, 2022 compared to the same period in 2021, our trust and investment management fees increased $0.1 million, or 1.0%. The decrease for the three months ended June 30, 2022, is due to a decreased value of AUM balances caused by unfavorable market conditions, primarily during 2022. The increase for the six months ended June 30, 2022, is driven by favorable market conditions experienced in 2021.

Net gain on mortgage loans—For the three months ended June 30, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $2.8 million, or 70.6%, to $1.2 million. For the six months ended June 30, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $5.5 million, or 60.0%, to $3.6 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment.

Bank fees— For the three months ended June 30, 2022 compared to the same period in 2021, our bank fees increased by $0.2 million or 52.5%. For the six months ended June 30, 2022 compared to the same period in 2021, our bank fees increased by $0.5 million or 68.4%. The increase during the three and six month periods were primarily driven by increased activity consistent with the growth of the balance sheet.

Net gain/(loss) on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. During the three and six months ended June 30, 2022, the Company recorded a net loss on loans accounted for under the fair value option of $0.2 million. There were no loans accounted for under the fair value option in the same periods in 2021.

Unrealized gains/(losses) on Equity Securities— For the three and six months ended June 30, 2022 compared to the same period in 2021, our unrealized gains on equity securities increased by $0.3 million. The increase was primarily driven by fair value adjustments on equity warrants.

Non-Interest Expense

The three months ended June 30, 2022 compared with the three months ended June 30, 2021. The increase in non-interest expense of 32.6% to $20.6 million for the three months ended June 30, 2022, was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

The six months ended June 30, 2022 compared with the six months ended June 30, 2021. The increase in non-interest expense of 28.3% to $39.9 million for the six months ended June 30, 2022, was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$12,945	$9,643	$3,302	34.2%
Occupancy and equipment	1,892	1,443	449	31.1
Professional services	2,027	1,370	657	48.0
Technology and information systems	1,076	904	172	19.0
Data processing	987	1,093	(106)	(9.7)
Marketing	428	398	30	7.5
Amortization of other intangible assets	77	4	73	*
Net gain on assets held for sale	(2)	—	(2)	*
Other	1,153	668	485	72.6
Total non-interest expense	$20,583	$15,523	$5,060	32.6

	Six Months Ended
	June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$25,003	$19,504	$5,499	28.2%
Occupancy and equipment	3,774	2,852	922	32.3
Professional services	3,553	2,649	904	34.1
Technology and information systems	2,122	1,846	276	15.0
Data processing	2,174	2,108	66	3.1
Marketing	985	719	266	37.0
Amortization of other intangible assets	154	8	146	*
Net gain on assets held for sale	(3)	—	(3)	*
Other	2,179	1,453	726	50.0
Total non-interest expense	$39,941	$31,139	$8,802	28.3

_______________________________________

* Not meaningful

Salaries and employee benefits— The increase in salaries and employee benefits of $3.3 million, or 34.2%, and $5.5 million, or 28.2%, for the three and six months ended June 30, 2022, respectively, was primarily related to the additional associates added through the Teton acquisition and additional headcount to support the growth of the Company.

Occupancy and equipment— The increase in occupancy and equipment of $0.4 million, or 31.1%, and $0.9 million, or 32.3%, for the three and six months ended June 30, 2022, respectively, was primarily driven by building depreciation on the locations acquired with the Teton acquisition and an increase in office lease space as we increase office locations.

Professional services— The increase in professional services of $0.7 million, or 48.0%, and $0.9 million, or 34.1%, for the three and six months ended June 30, 2022, respectively, was primarily driven by additional expenses related to the addition of Teton’s operations, acquisition related expenses of $0.3 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and corporate activities to support balance sheet growth.

Technology and information systems— The increase in technology and information systems of $0.2 million, or 19.0%, and $0.3 million, or 15.0%, for the three and six months ended June 30, 2022, respectively, was primarily driven by the addition of Teton’s operations and increased expenses to support balance sheet growth.

Data processing— The decrease in data processing of $0.1 million, or 9.7%, for the three months ended June 30, 2022, was driven by reduced mortgage processing expenses. The increase in data processing of $0.1 million, or 3.1%, for the six months ended June 30, 2022 was primarily driven by additional expenses related to the addition of Teton’s operations and increased expenses to support balance sheet growth, offset partially by reduced mortgage processing expenses.

Marketing— The increase in marketing of $0.3 million, or 37.0%, for the six months ended June 30, 2022, was primarily driven by marketing expenses associated with the onboarding of new clients from the Teton acquisition and event sponsorships.

Amortization of other intangible assets— The increase in amortization of other intangible assets of $0.1 million for the three and six months ended June 30, 2022, was primarily driven by amortization of intangibles acquired through the Teton acquisition.

Other—The increase in other of $0.5 million, or 72.6%, and $0.7 million, or 50.0%, for the three and six months ended June 30, 2022, respectively, was driven by the addition of Teton’s operations and additional travel and training expenses as the Company travels to meet with clients and associates participate in more trainings in 2022 compared to 2021.

Income Tax

The Company recorded an income tax provision of $1.5 million and $1.9 million, respectively, for the three months ended June 30, 2022 and 2021, reflecting an effective tax rate of 25.0% and 23.3%, respectively. The Company recorded an income tax provision of $3.3 million and $4.0 million, respectively, for the six months ended June 30, 2022 and 2021, reflecting an effective tax rate of 24.7% and 24.3%, respectively.

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

The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Wealth			Wealth
	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$25,282	$1,277	$26,559	$49,438	$3,795	$53,233
Income before taxes	6,926	(950)	5,976	13,937	(645)	13,292
Profit margin	27.4%	(74.4)%	22.5%	28.2%	(17.0)%	25.0%

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Wealth			Wealth
	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$19,784	$3,927	$23,711	$38,242	$9,124	$47,366
Income before taxes	6,983	1,205	8,188	12,900	3,327	16,227
Profit margin	35.3%	30.7%	34.5%	33.7%	36.5%	34.3%

________________________________________

(1) Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):

Wealth Management

	As of or for the Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$21,631	$15,548	$6,083	39.1%
Total interest expense	1,493	1,325	168	12.7
Provision for loan losses	519	12	507	*
Net interest income, after provision for loan losses	19,619	14,211	5,408	38.1
Non-interest income	5,663	5,573	90	1.6
Total income	25,282	19,784	5,498	27.8
Depreciation and amortization expense	522	262	260	99.2
Net loss on assets held for sale	(2)	—	(2)	*
All other non-interest expense	17,836	12,539	5,297	42.2
Income before income tax	$6,926	$6,983	$(57)	(0.8)
Goodwill	$30,400	$24,191	$6,209	25.7
Total assets	2,513,177	1,956,393	556,784	28.5

	As of or for the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$41,296	$30,047	$11,249	37.4%
Total interest expense	2,874	2,771	103	3.7
Provision for loan losses	729	12	717	*
Net interest income, after provision for loan losses	37,693	27,264	10,429	38.3
Non-interest income	11,745	10,978	767	7.0
Total income	49,438	38,242	11,196	29.3
Depreciation and amortization expense	1,070	520	550	105.8
Net loss on assets held for sale	(3)	—	(3)	*
All other non-interest expense	34,434	24,822	9,612	38.7
Income before income tax	$13,937	$12,900	$1,037	8.0
Goodwill	$30,400	$24,191	$6,209	25.7
Total assets	2,513,177	1,956,393	556,784	28.5

________________________________________

* Not meaningful

The Wealth Management segment reported income before income tax of $6.9 million and $13.9 million for the three and six months ended June 30, 2022, respectively, compared to $7.0 million and $12.9 million for the same periods in 2021. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses, offset partially by an increase in non-interest expense.  The increase in net interest income, after provision for loan losses, was primarily driven by an increase in average loans outstanding and an increase in average loan yields. The increase in non-interest expense was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

Mortgage

	As of or for the Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	1,277	3,927	(2,650)	(67.5)
Total income	1,277	3,927	(2,650)	(67.5)
Depreciation and amortization expense	12	13	(1)	(7.7)
All other non-interest expense	2,215	2,709	(494)	(18.2)
Income before income tax	$(950)	$1,205	$(2,155)	(178.8)
Total assets	$28,316	$52,911	$(24,595)	(46.5)

	As of or for the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	3,795	9,124	(5,329)	(58.4)
Total income	3,795	9,124	(5,329)	(58.4)
Depreciation and amortization expense	24	27	(3)	(11.1)
All other non-interest expense	4,416	5,770	(1,354)	(23.5)
Income before income tax	$(645)	$3,327	$(3,972)	(119.4)
Total assets	$28,316	$52,911	$(24,595)	(46.5)

The Mortgage segment reported a loss before income tax of ($1.0) million and ($0.6) million for the three and six months ended June 30, 2022, respectively, compared to income before income tax of $1.2 million and $3.3 million for the same periods in 2021. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition

The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	June 30,	December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$171,606	$386,983	$(215,377)	(55.7)%
Investment securities	87,029	55,562	31,467	56.6
Loans (includes $21,477 and $0 measured at fair value, respectively)	2,146,394	1,949,137	197,257	10.1
Allowance for loan losses	(14,357)	(13,732)	(625)	4.6
Loans, net of allowance	2,132,037	1,935,405	196,632	10.2
Mortgage loans held for sale, at fair value	26,202	30,620	(4,418)	(14.4)
Goodwill and other intangible assets, net	32,258	31,902	356	1.1
Company-owned life insurance	15,976	15,803	173	1.1
Other assets	76,239	71,099	5,140	7.2
Assets held for sale	146	115	31	27.0
Total assets	$2,541,493	$2,527,489	$14,004	0.6

Deposits	$2,169,998	$2,205,703	$(35,705)	(1.6)
Borrowings	119,776	77,660	42,116	54.2
Other liabilities	23,695	25,085	(1,390)	(5.5)
Total liabilities	2,313,469	2,308,448	5,021	0.2
Total shareholders’ equity	228,024	219,041	8,983	4.1
Total liabilities and shareholders’ equity	$2,541,493	$2,527,489	$14,004	0.6

________________________________________

* Not meaningful

Cash and cash equivalents decreased by $215.4 million, or 55.7%, to $171.6 million as of June 30, 2022 compared to December 31, 2021. The decrease in liquidity was driven by record loan production in the second quarter of 2022. During the same period, investments increased by $31.5 million, or 56.6%, to $87.0 million as of June 30, 2022. The increase is due to held-to-maturity securities purchased during the second quarter of 2022.

Loans increased by $197.3 million, or 10.1%, to $2.15 billion as of June 30, 2022 compared to December 31, 2021. The increase was primarily driven by loan growth in the residential mortgage, commercial and industrial, and commercial real estate portfolios.

Mortgage loans held for sale decreased $4.4 million, or 14.4%, to $26.2 million as of June 30, 2022 compared to December 31, 2021. The decrease was driven by a reduction in the origination of loans held for sale.

Goodwill and other intangible assets, net increased by $0.4 million, or 1.1%, to $32.3 million as of June 30, 2022 compared to December 31, 2021. The increase was driven by measurement period adjustments of $0.7 million to core deposit intangibles and ($0.2) million to goodwill during the first quarter of 2022.

Other assets increased by $5.1 million, or 7.2%, to $76.2 million as of June 30, 2022 compared to December 31, 2021. This was related to a $3.0 million purchase of correspondent bank stock during the quarter and an increase in tax receivables.

Deposits decreased $35.7 million, or 1.6%, to $2.17 billion as of June 30, 2022 compared to December 31, 2021. The decrease was primarily attributable to client depository activities including seasonal outflows related to tax payments, real estate acquisitions, and client operating cash outflows.

Money market deposit accounts decreased $22.9 million, or 2.2%, to $1.03 billion as of June 30, 2022 compared to December 31, 2021. Time deposit accounts decreased $22.9 million, or 13.4%, from December 31, 2021 to $147.6 million as of June 30, 2022. Negotiable order of withdrawal, or NOW accounts, decreased $22.7 million, or 7.3%, to $287.2 million from December 31, 2021 to June 30, 2022.

Borrowings increased $42.1 million, or 54.2%, to $119.8 million as of June 30, 2022 compared to December 31, 2021. The increase is attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the redemption of subordinated notes on January 1, 2022 in the amount of $6.6 million and a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances.

Other liabilities decreased $1.4 million, or 5.5%, to $23.7 million as of June 30, 2022 compared to December 31, 2021. The decrease is primarily attributed to the payment of 2021 incentive compensation.

Total shareholders’ equity increased $9.0 million, or 4.1%, from December 31, 2021 to $228.0 million as of June 30, 2022. The increase is primarily due to net income.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2022	2021	2022	2021
Managed Trust Balance as of Beginning of Period	$2,095	$1,821	$2,204	$1,890
New relationships	8	1	32	16
Closed relationships	-	(1)	(1)	(1)
Contributions	5	10	7	28
Withdrawals	(70)	(34)	(171)	(154)
Market change, net	(259)	95	(292)	113
Ending Balance	$1,779	$1,892	$1,779	$1,892
Yield*	0.19%	0.18%	0.20%	0.18%

Directed Trust Balance as of Beginning of Period	$1,297	$1,031	$1,309	$951
New relationships	6	6	6	82
Closed relationships	-	(7)	—	(7)
Contributions	14	13	21	18
Withdrawals	(14)	(9)	(17)	(14)
Market change, net	(99)	35	(115)	39
Ending Balance	$1,204	$1,069	$1,204	$1,069
Yield*	0.09%	0.09%	0.09%	0.08%

Investment Agency Balance as of Beginning of Period	$1,943	$1,933	$2,063	$1,840
New relationships	21	20	32	61
Closed relationships	(24)	(9)	(40)	(23)
Contributions	19	73	72	168
Withdrawals	(146)	(53)	(196)	(128)
Market change, net	(179)	80	(297)	126
Ending Balance	$1,634	$2,044	$1,634	$2,044
Yield*	0.77%	0.68%	0.82%	0.66%

Custody Balance as of Beginning of Period	$704	$595	$633	$518
New relationships	14	—	14	—
Closed relationships	(1)	—	(1)	(1)
Contributions	-	1	78	71
Withdrawals	(57)	(8)	(66)	(10)
Market change, net	(94)	26	(92)	36
Ending Balance	$566	$614	$566	$614
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,160	$1,106	$1,143	$1,056
New relationships	1	1	14	8
Closed relationships	(1)	—	(39)	(52)
Contributions	28	28	51	55
Withdrawals	(22)	(30)	(55)	(58)
Market change, net	(71)	38	(19)	134
Ending Balance(1)	$1,095	$1,143	$1,095	$1,143
Yield*	0.16%	0.15%	0.16%	0.15%

Total Assets Under Management as of Beginning of Period	$7,199	$6,486	$7,352	$6,255
New relationships	50	28	98	167
Closed relationships	(26)	(17)	(81)	(84)
Contributions	66	125	229	340
Withdrawals	(309)	(134)	(505)	(364)
Market change, net	(702)	274	(815)	448
Total Assets Under Management	$6,278	$6,762	$6,278	$6,762
Yield*	0.30%	0.30%	0.32%	0.29%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

Assets under management decreased $921.7 million, or 12.8%, for the three months ended June 30, 2022 and decreased $1.07 billion, or 14.6%, for the six months ended June 30, 2022. The decrease was primarily attributable to unfavorable market conditions resulting in a decrease in the value of AUM balances.

Investment Securities

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

Investments for which we have the intent and ability to hold to their maturity are classified as held-to-maturity securities and are recorded at amortized cost. Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.

As of December 31, 2021, all our investments in securities were classified as available-for-sale. The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income remained in other comprehensive income and will be amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities.  No gain or loss was recorded at the time of transfer. As of June 30, 2022, all our investments in securities were classified as held-to-maturity.

The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	June 30, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury debt	$240	$—	$(4)	$236
U.S Government Agency	252	—	(2)	250
Corporate bonds	24,085	6	(651)	23,440
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	43,583	—	(1,089)	42,494
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	7,184	—	(333)	6,851
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	7,426	14	(249)	7,191
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,259	74	(53)	4,280
Total securities held-to-maturity	$87,029	$94	$(2,381)	$84,742

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage -backed securities—residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities—residential	14,400	43	—	14,443
GMO and MBS - commercial	878	—	—	878
CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of June 30, 2022.  Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of June 30, 2022
	One Year or Less			One to Five Years			Five to Ten Years		After Ten Years
		Weighted			Weighted			Weighted		Weighted
	Amortized	Average		Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield		Cost	Yield		Cost	Yield	Cost	Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%		$240	*	%	$—	—%	$—	—%
U.S. Government agency	252	*		—	—		—	—	—	—
Corporate bonds	111	*		1,993	0.10		21,582	1.12	399	0.01
GNMA mortgage-backed securities - residential	—	—		133	*		—	—	43,450	1.27
FNMA mortgage-backed securities - residential	—	—		—	—		1,466	0.02	5,718	0.12
Government CMO and MBS - commercial	—	—		86	*		1,369	0.03	5,971	0.12
Corporate CMO and MBS	—	—		—	—		27	*	4,232	0.17
Total held-to-maturity	$363	*	%	$2,452	0.10%		$24,444	1.17%	$59,770	1.69%

	Maturity as of December 31, 2021
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
U.S. Government agency	506	0.02	164	*		1,190	0.04	1,662	0.07
Corporate bonds	—	—	—	—		8,113	0.71	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	26,611	0.92
FNMA mortgage-backed securities - residential	—	—	176	0.01		2,183	0.10	12,041	0.36
Government CMO and MBS - commercial	—	—	202	0.01		—	—	676	0.04
Corporate CMO and MBS	—	—	—	—		33	*	1,459	0.07
Total available-for-sale	$506	0.02%	$792	0.02%		$11,519	0.85%	$42,449	1.46%

________________________________________

* Not meaningful

As of June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2022 and December 31, 2021, we had mortgage loans held for sale of $26.2 million and $30.6 million, respectively, in residential mortgage loans we originated.

Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of June 30, 2022, the Company had purchased $21.1 million in loan balances which were accounted for under the fair value option and had a carrying value of $21.5 million. See Note 14 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2022, the Company has $10.7 million in PPP loans outstanding with $0.2 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA, the remaining income will be recognized upon receipt of the funds from the SBA.

The following presents our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	June 30,		December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Cash, Securities and Other(1)	$180,738	8.5%	$261,190	13.4%
Consumer and Other(2)	47,855	2.2	34,758	1.8
Construction and Development	162,426	7.6	178,716	9.1
1-4 Family Residential	732,725	34.1	580,872	29.7
Non-Owner Occupied CRE	489,111	22.7	482,622	24.7
Owner Occupied CRE	224,597	10.4	212,426	10.9
Commercial and Industrial	312,696	14.5	203,584	10.4
Total loans held for investment(3)	$2,150,148	100.0%	$1,954,168	100.0%
Mortgage loans held for sale, at fair value	$26,202		$30,620

________________________________________

(1) Includes PPP loans of $10.7 million and $46.8 million as of June 30, 2022 and December 31, 2021, respectively.

(2) Includes loans held for investment accounted for under fair value option of $21.1 million as of June 30, 2022.

(3) Loans held for investment exclude deferred fees, unamortized premiums/(unaccreted discounts), net, and fair value adjustments on loans held for investment accounted for under fair value option, which collectively totaled ($3.8) million and ($5.0) million as of June 30, 2022 and December 31, 2021, respectively.

●	Cash, Securities and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $10.7 million and $46.8 million as of June 30, 2022 and December 31, 2021, respectively.

●	Consumer and Other—consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had a balance of $21.1 million as of June 30, 2022. There were no loans held for investment accounted for under the fair value option as of December 31, 2021.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied, and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $6.8 million as of June 30, 2022 and December 31, 2021 are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred fees, and unamortized premiums/(unaccreted discounts), as of the dates noted, are summarized in the following tables:

	As of June 30, 2022
	One Year		One Through		Five Through		After
(Dollars in thousands)	or Less		Five Years		Fifteen Years		Fifteen Years	Total
Cash, Securities and Other	$57,832	(1)	$119,368	(1)	$2,695		$843	$180,738
Consumer and Other	18,755	(2)	25,965	(2)	2,157	(2)	978	47,855
Construction and Development	61,066		95,329		6,031		—	162,426
1-4 Family Residential	56,083		129,876		42,656		504,110	732,725
Non-Owner Occupied CRE	38,220		270,580		163,288		17,023	489,111
Owner Occupied CRE	7,166		69,845		135,327		12,259	224,597
Commercial and Industrial	71,010		188,751		52,935		—	312,696
Total loans	$310,132		$899,714		$405,089		$535,213	$2,150,148
Amounts with fixed rates	$92,054		$539,597		$285,574		$22,205	$939,430
Amounts with floating rates	218,078		360,117		119,515		513,008	1,210,718
Total loans	$310,132		$899,714		$405,089		$535,213	$2,150,148

	As of December 31, 2021
	One Year		One Through		Five Through	After
(Dollars in thousands)	or Less		Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities and Other	$113,984	(1)	$137,675	(1)	$5,434	$4,097	$261,190
Consumer and Other	22,314		11,214		127	1,103	34,758
Construction and Development	74,111		96,817		7,788	—	178,716
1-4 Family Residential	24,824		126,681		33,085	396,282	580,872
Non-Owner Occupied CRE	66,036		275,057		125,330	16,199	482,622
Owner Occupied CRE	5,255		66,656		129,890	10,625	212,426
Commercial and Industrial	46,742		107,596		49,246	—	203,584
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
Amounts with fixed rates	$120,549		$506,040		$253,223	$26,682	$906,494
Amounts with floating rates	232,717		315,656		97,677	401,624	1,047,674
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168

________________________________________

(1) Includes PPP loans.

(2) Includes loans held for investment accounted for under fair value option.

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

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of June 30, 2022, the Company’s loan portfolio included 55 non-acquired loans which were previously modified under the loan modification program, totaling $100.5 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of June 30, 2022, there were 15 of these loans, totaling $3.5 million.

All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of June 30, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. In the second quarter of 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on an impaired loan.

The amount of lost interest for non-accrual loans was immaterial and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the amount of lost interest was $0.1 million.

We had $4.3 million in non-performing assets as of June 30, 2022 and December 31, 2021.

The following presents information regarding non-performing loans as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Non-accrual loans by category (1)
Cash, Securities and Other	$4	$6
Consumer and Other	2	2
1-4 Family Residential	68	75
Owner Occupied CRE	1,200	1,241
Commercial and Industrial	2,603	2,938
Total non-accrual loans	3,877	4,262
TDRs still accruing	46	55
Accruing loans 90 or more days past due	8	10
Total non-performing loans	3,931	4,327
OREO	378	—
Total non-performing assets	$4,309	$4,327
Non-accrual loans to total loans(2)	0.18%	0.22%
Non-performing loans to total loans(2)	0.18	0.22
Non-performing assets to total assets	0.17	0.17
Allowance for loan losses to non-accrual loans	370.31	322.20
Allowance for loan losses to non-performing loans	365.23	317.36

________________________________________

(1) As of June 30, 2022 and December 31, 2021, all but one non-accrual loan, totaling an immaterial amount, were also classified as TDRs. See Note 4 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $26.2 million and $30.6 million as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, non-performing loans of $3.9 million and $4.3 million, respectively, were included in the substandard category in the table below. The following presents, by class and by credit quality indicator, the recorded investment in our loans as of the dates noted (dollars in thousands):

	As of June 30, 2022
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$180,734	$—	$4	$—	$180,738
Consumer and Other(2)	26,704	—	2	21,149	47,855
Construction and Development	162,426	—	—	—	162,426
1-4 Family Residential	732,657	—	68	—	732,725
Non-Owner Occupied CRE	483,848	5,263	—	—	489,111
Owner Occupied CRE	222,714	—	1,883	—	224,597
Commercial and Industrial	305,765	2,693	4,238	—	312,696
Total	$2,114,848	$7,956	$6,195	$21,149	$2,150,148

	As of December 31, 2021
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

________________________________________

(1) Includes PPP loans of $10.7 million and $46.8 million as of June 30, 2022 and December 31, 2021, respectively.

(2) Includes loans held for investment accounted for under fair value option of $21.1 million as of June 30, 2022.

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

We are closely monitoring the changing dynamics in the economy and the related client. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. During the second quarter of 2022, the impact of loan growth on provision for loan losses was partially offset by a release of specific reserve on an impaired loan, resulting in a quarterly provision of $0.5 million. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of June 30, 2022.

The following presents summary information regarding our allowance for loan losses during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average loans outstanding(1)(2)	$2,010,024	$1,573,553	$1,966,639	$1,564,323
Total loans outstanding at end of period(3)	$2,146,394	$1,571,060	$2,146,394	$1,571,060
Allowance for loan losses at beginning of period	$13,885	$12,539	$13,732	$12,539
Provision for loan losses	519	12	729	12
Charge-offs:
Cash, Securities and Other	—	—	—	—
Consumer and Other	95	—	192	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	95	—	192	—
Recoveries:
Cash, Securities and Other	—	—	—	—
Consumer and Other	48	1	88	1
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	48	1	88	1
Net charge-offs (recoveries)	47	(1)	104	(1)
Allowance for loan losses at end of period	$14,357	$12,552	$14,357	$12,552
Allowance for loan losses to total loans(4)	0.67%	0.80%	0.67%	0.80%
Net charge-offs to average loans(5)	—	—	0.01	—

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $19.5 million and $86.8 million for the three months ended June 30, 2022 and 2021, respectively and $21.1 million and 131.1 million for the six months ended June 30, 2022 and 2021, respectively.

(3) Excludes mortgage loans held for sale of $26.2 million and $48.6 million as of June 30, 2022 and 2021, respectively.

(4) End of period loans as of June 30, 2022 include $287.6 million in acquired loans, $9.1 million in bank originated PPP loans, $1.6 million of acquired PPP loans, and $21.1 million of loans held for investment accounted for under the fair value option. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three months ended June 30, 2022.

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

	As of June 30,		As of December 31,
	2022		2021
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,194	8.5%	$1,598	13.4%
Consumer and Other	220	2.2	266	1.8
Construction and Development	1,074	7.6	1,092	9.1
1-4 Family Residential	4,845	34.1	3,553	29.7
Non-Owner Occupied CRE	3,235	22.7	2,952	24.7
Owner Occupied CRE	1,477	10.4	1,292	10.9
Commercial and Industrial	2,312	14.5	2,979	10.4
Total allowance for loan losses	$14,357	100.0%	$13,732	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of June 30, 2022, increased $0.8 million, or 11.9%, from December 31, 2021.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $35.7 million, or 1.6%, to $2.17 billion as of June 30, 2022 from December 31, 2021. Total average deposits for the three months ended June 30, 2022 were $2.23 billion, an increase of $522.1 million, or 30.6%, compared to $1.71 billion as of June 30, 2021. The decrease in total deposits from December 31, 2021 was attributable to seasonal outflow related to tax payments, real estate acquisitions, and client operating cash outflows, offset partially by inflows from new business development efforts.

The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	For the Three Month Period Ending June 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$1,057,026	0.27%	$878,341	0.22%
Demand deposit accounts	306,590	0.15	130,197	0.16
Uninsured time deposits	55,137	1.06	67,408	1.29
Other time deposits	96,774	0.49	83,088	0.51
Total time deposits	151,911	0.70	150,496	0.86
Savings accounts	32,374	0.03	6,700	0.03
Total interest-bearing deposits	1,547,901	0.29	1,165,734	0.30
Noninterest-bearing accounts	679,531		539,613
Total deposits	$2,227,432	0.20	$1,705,347	0.20

	For the Six Month Period Ending June 30,
	2022		2021
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$1,076,066	0.24%	$878,173	0.24%
NOW accounts	307,579	0.15	122,917	0.17
Uninsured time deposits	53,696	1.04	67,000	1.33
Other time deposits	106,501	0.47	89,803	0.56
Total time deposits	160,197	0.66	156,803	0.89
Savings accounts	32,607	0.04	6,486	0.03
Total interest-bearing deposits	1,576,449	0.26	1,164,379	0.32
Noninterest-bearing accounts	674,148		548,610
Total deposits	$2,250,597	0.18	$1,712,989	0.21

Average noninterest-bearing deposits to average total deposits was 30.5% and 31.6% for the three months ended June 30, 2022 and 2021, respectively, and 30.0% and 32.0% for the six months ended June 30, 2022 and 2021, respectively.

Our average cost of funds was 0.26% and 0.28% for the three months ended June 30, 2022 and 2021, respectively, and 0.25% and 0.29% for the six months ended June 30, 2022 and 2021, respectively.  The decrease in cost of funds was driven by a reduction in interest bearing deposit costs due to the repricing of term deposits.

Total money market accounts as of June 30, 2022 were $1.03 billion, a decrease of $22.9 million, or 2.2%, compared to December 31, 2021. NOW accounts decreased $22.7 million, or 7.3%, to $287.2 million compared to December 31, 2021.

Total time deposits as of June 30, 2022 were $147.6 million, a decrease of $22.9 million, or 13.4%, from December 31, 2021.

The following presents the amount of certificates of deposit by time remaining until maturity as of June 30, 2022 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$9,679	$14,633	$10,973	$38,929	$74,214
Other	16,526	23,277	13,254	20,352	73,409
Total	$26,205	$37,910	$24,227	$59,281	$147,623

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2022 and December 31, 2021, borrowings totaled $119.8 million and $77.7 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.

The increase in other borrowings is attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $7.2 million and the redemption of $6.6 million in subordinated notes. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2022	2021
Borrowings
FHLB borrowings	$80,000	$15,000
Federal Reserve borrowings	7,223	23,629
Subordinated notes	32,553	39,031
Total	$119,776	$77,660

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2022 and December 31, 2021 amounted to $856.6 million and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $517.0 million as of June 30, 2022.

As of and for the
Six Months Ended
June 30,
2022
Short-term borrowings
Maximum outstanding at any month-end during the period	$80,000
Balance outstanding at end of period	80,000
Average outstanding during the period	13,260
Average interest rate during the period	0.54%
Average interest rate at the end of the period	0.76

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Sources of Funds:
Deposits:
Noninterest-bearing	26.89%	26.38%
Interest-bearing	61.25	61.67
FHLB and Federal Reserve borrowings	0.82	1.05
Subordinated notes	1.29	1.28
Other liabilities	0.76	0.84
Shareholders’ equity	8.99	8.78
Total	100.00%	100.00%
Uses of Funds:
Total loans	79.02%	76.41%
Investment securities	2.74	2.45
Mortgage loans held for sale	0.77	0.82
Interest-bearing deposits in other financial institutions	12.69	15.54
Federal funds sold	0.04	0.05
Noninterest-earning assets	4.74	4.73
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	30.51%	29.95%
Average loans to total average deposits	90.24	87.38
Average interest-bearing deposits to total average deposits	69.49	70.05

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $9.0 million, or 4.1%, from December 31, 2021 to $228.0 million as of June 30, 2022. The increase is primarily due to net income.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2022 and December 31, 2021, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$214,993	10.99%	$203,164	11.40%
Consolidated Company	199,379	10.15	188,777	10.54
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	214,993	10.99	203,164	11.40
Consolidated Company	199,379	10.15	188,777	10.54
Total capital to risk-weighted assets
Bank	229,777	11.75	217,215	12.19
Consolidated Company	247,164	12.58	242,388	13.54
Tier 1 capital to average assets
Bank	214,993	8.65	203,164	10.05
Consolidated Company	199,379	8.00	188,777	9.31

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

The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of June 30, 2022
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$80,000	$—	$7,223	$—		$87,223
Subordinated notes	—	—	—	32,553	(1)	32,553
Time deposits	88,342	42,453	11,852	4,976		147,623
Minimum lease payments	3,415	6,073	1,628	1,857		12,973
Total	$171,757	$48,526	$20,703	$39,386		$280,372

________________________________________

(1) Reflects contractual maturity dates of March 31, 2030, December 1, 2030, and September 1, 2031.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$128,605	$575,094	$136,289	$442,035
Standby letters of credit	6,263	22,035	2,420	20,940
Commitments to make loans to sell	37,841	—	60,529	—
Commitments to make loans	52,056	17,749	16,256	14,920

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

The board of directors monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet in part to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

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

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

	As of June 30, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	4.36%	(3.28)%	11.85%	11.17%
200	3.80	0.89	9.31	11.43
100	2.20	1.93	4.88	7.78
Base	—	—	—	—
−100	(3.99)	(8.80)	(2.58)	(26.39)

The model simulations as of June 30, 2022 imply that our balance sheet is less asset sensitive compared to our balance sheet as of December 31, 2021.

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

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
April 1, 2022 through April 30, 2022	6,729	$32.82	—	—
May 1, 2022 through May 31, 2022	10,293	32.94	—	—
June 1, 2022 through June 30, 2022	4,323	27.19	—	—

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

First Western Financial, Inc.

August 5, 2022	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer, and President

August 5, 2022	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Operating Officer, Chief Financial Officer, and Treasurer