Form 10-Q
period 2022-09-30
First Western Financial Inc
filed 2022-11-04
CIK 1327607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 1, 2022
Common Stock, no par value	9,492,006

FIRST WESTERN FINANCIAL, INC.

September 30, 2022
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and December 31, 2021	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and September 30, 2021	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	80

Item 4.	Controls and Procedures	81

PART II. OTHER INFORMATION		82

Item 1.	Legal Proceedings	82

Item 1A.	Risk Factors	82

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 3.	Defaults upon Senior Securities	82

Item 4.	Mine Safety Disclosures	82

Item 5.	Other Information	82

Item 6.	Exhibits	83

SIGNATURES		84

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Cash and cash equivalents:
Cash and due from banks	$8,308	$6,487
Federal funds sold	—	1,491
Interest-bearing deposits in other financial institutions	156,940	379,005
Total cash and cash equivalents	165,248	386,983

Available-for-sale securities, at fair value	—	55,562
Held-to-maturity securities, at amortized cost (fair value of $78,624 as of September 30, 2022)	84,257	—
Correspondent bank stock, at cost	12,783	2,584
Mortgage loans held for sale, at fair value	12,743	30,620
Loans (includes $22,871 and $0 measured at fair value, respectively)	2,351,322	1,949,137
Allowance for loan losses	(16,081)	(13,732)
Loans, net	2,335,241	1,935,405
Premises and equipment, net	24,668	23,976
Accrued interest receivable	8,451	7,151
Accounts receivable	5,947	5,267
Other receivables	2,868	1,949
Other real estate owned, net	187	—
Goodwill and other intangible assets, net	32,181	31,902
Deferred tax assets, net	6,849	6,845
Company-owned life insurance	16,064	15,803
Other assets	21,212	23,327
Assets held for sale	—	115
Total assets	$2,728,699	$2,527,489

Liabilities
Deposits:
Noninterest-bearing	$662,055	$636,304
Interest-bearing	1,505,392	1,569,399
Total deposits	2,167,447	2,205,703
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	273,225	38,629
Subordinated notes	32,584	39,031
Accrued interest payable	664	355
Other liabilities	19,917	24,730
Total liabilities	2,493,837	2,308,448

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,492,006 and 9,419,271 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	190,038	188,629
Retained earnings	46,416	30,189
Accumulated other comprehensive (loss)/income	(1,592)	223
Total shareholders’ equity	234,862	219,041
Total liabilities and shareholders’ equity	$2,728,699	$2,527,489

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$24,831	$15,861	$64,245	$45,360
Loans accounted for under the fair value option	513	—	859	—
Investment securities	653	180	1,408	545
Interest-bearing deposits in other financial institutions	533	105	1,314	288
Total interest and dividend income	26,530	16,146	67,826	46,193

Interest expense:
Deposits	2,706	829	4,752	2,669
Other borrowed funds	1,027	471	1,855	1,402
Total interest expense	3,733	1,300	6,607	4,071
Net interest income	22,797	14,846	61,219	42,122
Less: Provision for loan losses	1,756	406	2,485	418
Net interest income, after provision for loan losses	21,041	14,440	58,734	41,704

Non-interest income:
Trust and investment management fees	4,664	5,167	14,616	15,023
Net gain on mortgage loans	885	4,480	4,531	13,590
Bank fees	670	458	1,960	1,224
Risk management and insurance fees	115	301	307	444
Income on company-owned life insurance	88	89	261	266
Net gain on equity interests	6	—	7	—
Net (loss)/gain on loans accounted for under the fair value option	(134)	—	(289)	—
Unrealized gain/(loss) recognized on equity securities	75	(3)	342	(13)
Other	85	—	259	60
Total non-interest income	6,454	10,492	21,994	30,594
Total income before non-interest expense	27,495	24,932	80,728	72,298

Non-interest expense:
Salaries and employee benefits	11,566	10,229	36,569	29,733
Occupancy and equipment	1,836	1,550	5,610	4,402
Professional services	2,316	1,660	5,869	4,309
Technology and information systems	1,172	945	3,294	2,791
Data processing	888	912	3,062	3,020
Marketing	403	397	1,388	1,116
Amortization of other intangible assets	77	5	231	13
Net (gain)/loss on assets held for sale	(1)	—	(4)	—
Net (gain)/loss on sale of other real estate owned	(41)	—	(41)	—
Other	1,044	768	3,223	2,221
Total non-interest expense	19,260	16,466	59,201	47,605
Income before income taxes	8,235	8,466	21,527	24,693
Income tax expense	2,014	2,049	5,300	6,000
Net income available to common shareholders	$6,221	$6,417	$16,227	$18,693
Earnings per common share:
Basic	$0.66	$0.80	$1.72	$2.35
Diluted	0.64	0.78	1.67	2.28

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$6,221	$6,417	$16,227	$18,693
Other comprehensive income/(loss) items:
Unrealized losses on available-for-sale securities	—	(42)	(2,591)	(283)
Income tax effect	—	10	638	80
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	97	—	183	—
Income tax effect	(24)	—	(45)	—
Total other comprehensive income/(loss) items	73	(32)	(1,815)	(203)
Comprehensive income	$6,294	$6,385	$14,412	$18,490

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share amounts)

				Accumulated
	Shares	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance as of July 1, 2021	7,994,832	$145,622	$21,855	$509	$167,986

Net income	—	—	6,417	—	6,417
Other comprehensive loss, net of tax	—	—	—	(32)	(32)
Settlement of share awards	4,292	(46)	—	—	(46)
Options exercised	3,750	79	—	—	79
Stock-based compensation	—	725	—	—	725
Balance as of September 30, 2021	8,002,874	$146,380	$28,272	$477	$175,129

Balance as of July 1, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024

Net income	—	—	6,221	—	6,221
Other comprehensive income, net of tax and reclassifications	—	—	—	73	73
Settlement of share awards	11,796	(147)	—	—	(147)
Options exercised	1,500	33	—	—	33
Stock-based compensation	—	658	—	—	658
Balance as of September 30, 2022	9,492,006	$190,038	$46,416	$(1,592)	$234,862

Balance as of January 1, 2021	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	18,693	—	18,693
Other comprehensive loss, net of tax	—	—	—	(203)	(203)
Settlement of share awards	47,351	(452)	—	—	(452)
Options exercised	3,750	79	—	—	79
Stock-based compensation	—	2,050	—	—	2,050
Balance as of September 30, 2021	8,002,874	$146,380	$28,272	$477	$175,129

Balance as of January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	16,227	—	16,227
Other comprehensive loss, net of tax and reclassifications	—	—	—	(1,815)	(1,815)
Settlement of share awards	64,426	(835)	—	—	(835)
Options exercised	8,309	179	—	—	179
Stock-based compensation	—	2,065	—	—	2,065
Balance as of September 30, 2022	9,492,006	$190,038	$46,416	$(1,592)	$234,862

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$16,227	$18,693
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	130	411
Stock dividends received on correspondent bank stock	(155)	(60)
Provision for loan losses	2,485	418
Net gain on mortgage loans	(4,531)	(13,590)
Origination of mortgage loans held for sale	(377,631)	(1,082,120)
Proceeds from mortgage loans	398,792	1,197,466
Gain on disposal of fixed assets	(21)	—
Depreciation and amortization	1,493	865
Net (accretion)/amortization of purchase accounting adjustments	(571)	582
Deferred income tax expense	451	102
Increase in cash surrender value of company-owned life insurance	(261)	(266)
Stock-based compensation	2,065	2,050
Gain on assets held for sale	(4)	—
Gain on sale of other real estate owned	(41)	—
Change in fair value of equity securities	(342)	13
Change in fair value of loans accounted for under the fair value option	289	—
Change in fair value of loans held for sale	1,178	10,632
Net changes in operating assets and liabilities:
Change in accounts receivable	399	(21)
Change in accrued interest receivable and other assets	(2,649)	(153)
Change in accrued interest payable and other liabilities	(2,236)	(1,311)
Net cash provided by operating activities	35,067	133,711
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	3,218	6,370
Purchases	(9,000)	(2,250)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	5,990	—
Purchases	(31,440)	—
Purchases of correspondent bank stock	(12,060)	(1)
Redemption of correspondent bank stock	2,016	841
Contributions to low-income housing tax credit investments	(214)	(2,087)
Loan and note receivable originations and principal collections, net	(370,172)	(66,379)
Purchases of premises and equipment	(2,036)	(1,844)
Purchases of loans	(32,599)	—
Proceeds from sale of assets held for sale	125	—
Proceeds from sale of other real estate owned	232	194
Net cash used in investing activities	(445,940)	(65,156)
Cash flows from financing activities
Net change in deposits	(38,227)	162,389
Payments to Federal Home Loan Bank borrowings	(40,000)	—
Proceeds from Federal Home Loan Bank borrowings	297,432	—
Payments to Federal Reserve borrowings	(22,836)	(174,673)
Proceeds from Federal Reserve borrowings	—	83,674
Payments on subordinated notes	(6,575)	—
Proceeds from subordinated notes, net of issuance costs	—	14,674
Proceeds from the exercise of stock options	179	79
Settlement of restricted stock	(835)	(452)
Net cash provided by financing activities	189,138	85,691

Net change in cash and cash equivalents	(221,735)	154,246
Cash and cash equivalents, beginning of year	386,983	155,989
Cash and cash equivalents, end of period	$165,248	$310,235
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$6,298	$4,167
Income tax payment, net of refunds received	4,534	3,852
Cash paid for lease liabilities	4,373	3,874
Supplemental noncash disclosures:
Change in unrealized loss on available-for-sale securities	(2,591)	(283)
Lease right-of-use-asset obtained in exchange for lease liabilities	43	2,262
Transfer of securities from available-for-sale to held-to-maturity	58,727	—
Transfers from loans to other real estate owned	378	—

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

In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year ending December 31, 2022. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.

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

Concentration of Credit Risk:  Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of September 30, 2022 and December 31, 2021, 77.0% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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

Revenue Recognition:  In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 are considered in scope of Topic 606.

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

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2022. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and is working on transitioning existing LIBOR loans to SOFR. Consumer indexed loans are being managed in accordance with Interagency Guidance.

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

During the nine months ended September 30, 2022, the Company’s CECL project team continued to work through its implementation plan. The Company has selected a champion quantitative model to approximate expected losses by call code segment using regional and other appropriate peers. The Company has selected qualitative factors and evaluated those factors for each loan segment for the quarter ended September 30, 2022. The Company has completed a model validation and is finalizing policies and procedures, internal control structure, and process flows. Using this information, the Company successfully ran parallel models for each completed quarter of 2022 in order for management to review and compare results between the initial CECL model and existing ALLL model. Currently, we are unable to estimate the impact the adoption of this update will have on the condensed consolidated financial statements and disclosures. However, the Company expects the impact of the adoption will be significantly influenced by the composition and characteristics of its loan portfolios along with economic conditions prevalent as of the date of adoption. The Company expects to implement the new standard beginning January 1, 2023.

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

The Company incurred $0.2 million and $1.0 million in expenses related to the acquisition during the three and nine months ended September 30, 2022, respectively. The following presents the acquisition expenses within Non-interest expense of the Condensed Consolidated Statements of Income as of the date noted (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Mergers and acquisitions expense:
Salaries and employee benefits	$98	$479
Professional services	90	475
Technology and information systems	1	6
Data processing(1)	(96)	(73)
Marketing	7	81
Other	54	59
Total mergers and acquisitions expense	$154	$1,027

________________________________

(1) Represents reduced contract termination fees from the system conversion.

The following table presents pro forma information for the three and nine months ended September 30, 2022 and 2021, as if the Teton Acquisition had occurred on January 1, 2021. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of future results (in thousands, except per share data):

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income after provision for loan losses	$21,041	$18,094	$58,734	$51,305
Non-interest income	6,454	10,924	21,994	32,283
Net income	6,221	7,760	16,227	22,152
Pro forma earnings per share:
Basic	0.66	0.84	1.72	2.38
Diluted	0.64	0.82	1.67	2.33

NOTE 3 - INVESTMENT SECURITIES

The following presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2022	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury debt	$241	$—	$(9)	$232
U.S. Government Agency	251	—	(2)	249
Corporate bonds	23,871	2	(1,641)	22,232
GNMA mortgage-backed securities – residential	41,697	—	(2,710)	38,987
FNMA mortgage-backed securities – residential	6,934	—	(634)	6,300
Government CMO and MBS - commercial	7,073	14	(498)	6,589
Corporate CMO and MBS	4,190	—	(155)	4,035
Total securities held-to-maturity	$84,257	$16	$(5,649)	$78,624

The following presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss as of the date noted (dollars in thousands):

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

The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income on April 1, 2022 remained in other comprehensive income and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.

As of September 30, 2022, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
September 30, 2022	Cost	Value
Due within one year	$251	$249
Due between one year and five years	2,232	2,135
Due between five years and ten years	21,565	20,022
Due after ten years	315	307
Securities (CMO and MBS)	59,894	55,911
Total	$84,257	$78,624

In the first quarter of 2022, the Company committed $3.0 million in capital to a bank technology fund. During the nine months ended September 30, 2022, the Company made $0.7 million in contributions to the partnership. As of September 30, 2022, the Company held a balance of $0.7 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $2.3 million in future contributions.

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company did not make any contributions to the SBIC fund during the nine months ended September 30, 2022 or the year ended December 31, 2021 and received a $0.1 million return of capital during each period. As of September 30, 2022 and December 31, 2021, the Company held a balance of $2.0 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $1.0 million in future SBIC investments.

As of September 30, 2022 and December 31, 2021, securities with carrying values totaling $15.8 million and $17.3 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.

As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

As of September 30, 2022, 99 securities were in an unrecognized loss position, with unrecognized losses totaling $5.6 million. As of December 31, 2021, 10 securities were in an unrealized loss position with unrealized losses totaling $0.2 million.  Of the securities in an unrecognized loss position as of September 30, 2022, nine have been in a continuous unrecognized loss position for more than twelve months and the remaining have been in a continuous unrecognized loss position for less than twelve months. The unrecognized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments to maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2022.

The following presents securities with unrecognized losses aggregated by major security type and length of time in a continuous unrecognized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
September 30, 2022	Value	Losses	Value	Losses	Value	Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$232	$(9)	$232	$(9)
U.S. Government Agency	249	(2)	—	—	249	(2)
Corporate bonds	21,764	(1,629)	460	(12)	22,224	(1,641)
GNMA mortgage-backed securities – residential	28,987	(1,605)	10,000	(1,105)	38,987	(2,710)
FNMA mortgage-backed securities – residential	6,300	(634)	—	—	6,300	(634)
Government CMO and MBS - commercial	5,731	(498)	—	—	5,731	(498)
Corporate CMO and MBS	3,623	(133)	412	(22)	4,035	(155)
Total	$66,654	$(4,501)	$11,104	$(1,148)	$77,758	$(5,649)

The following presents securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses
Investment securities available-for-sale:
U.S. Treasury debt	$247	$(3)	$—	$—	$247	$(3)
Corporate bonds	485	(15)	—	—	485	(15)
GNMA mortgage-backed securities – residential	17,205	(146)	—	—	17,205	(146)
Corporate CMO and MBS	—	—	521	(18)	521	(18)
Total	$17,937	$(164)	$521	$(18)	$18,458	$(182)

The Company did not sell any securities during the three and nine months ended September 30, 2022 or during the year ended December 31, 2021.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

The following presents a summary of the Company’s loans as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Cash, Securities, and Other(1)	$154,748	$261,190
Consumer and Other(2)	50,429	34,758
Construction and Development	228,060	178,716
1-4 Family Residential	822,796	580,872
Non-Owner Occupied CRE	527,836	482,622
Owner Occupied CRE	220,075	212,426
Commercial and Industrial(3)	350,954	203,584
Total loans held for investment	2,354,898	1,954,168
Deferred fees and unamortized premiums/(unaccreted discounts), net(4)	(3,576)	(5,031)
Allowance for loan losses	(16,081)	(13,732)
Loans, net	$2,335,241	$1,935,405

______________________________________

(1) Includes Paycheck Protection Program (“PPP”) loans of $7.7 million and $46.8 million as of September 30, 2022 and December 31, 2021, respectively.

(2) Includes $22.6 million of unpaid principal balance of loans held for investment measured at fair value as of September 30, 2022.

(3) Includes MSLP loans of $6.8 million as of September 30, 2022 and December 31, 2021.

(4) Includes fair value adjustments on loans held for investment accounted for under the fair value option.

As of September 30, 2022 and December 31, 2021, total loans held for investment included $248.6 million and $356.7 million, respectively, of performing loans purchased through mergers or acquisitions. As of September 30, 2022, Consumer and Other included $22.6 million of unpaid principal balance of loans held for investment measured at fair value. See Note 14 – Fair Value Option.

The CARES Act created the PPP, which is administered by the SBA. The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of September 30, 2022, the Cash, Securities, and Other portion of the loan portfolio included $7.7 million of PPP loans, or 5.0% of the total category. As of December 31, 2021, the Cash, Securities, and Other portion of the loan portfolio included $46.8 million of PPP loans, or 17.9% of the total category.

The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 1.9% of the total category. As of December 31, 2021, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 3.3% of the total category.

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

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of September 30, 2022, the Company’s loan portfolio included 51 non-acquired loans which were previously modified under the loan modification program, totaling $88.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of September 30, 2022, there were 15 of these loans, totaling $3.4 million.

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

All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred fees, and unamortized premiums/(unaccreted discounts), which are not material) in loans past due as of the dates noted (dollars in thousands):

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
September 30, 2022	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities, and Other	$20	$855	$4	$879	$153,869	$154,748
Consumer and Other	421	343	65	829	49,600	50,429
Construction and Development	882	960	1,038	2,880	225,180	228,060
1-4 Family Residential	209	—	69	278	822,518	822,796
Non-Owner Occupied CRE	—	—	—	—	527,836	527,836
Owner Occupied CRE	—	—	—	—	220,075	220,075
Commercial and Industrial	10	—	1,670	1,680	349,274	350,954
Total	$1,542	$2,158	$2,846	$6,546	$2,348,352	$2,354,898

	30-59	60-89	90 or	Total		Total
	Days	Days	More Days	Loans		Recorded
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Investment
Cash, Securities, and Other	$745	$—	$6	$751	$260,439	$261,190
Consumer and Other	454	—	2	456	34,302	34,758
Construction and Development	2,758	—	—	2,758	175,958	178,716
1-4 Family Residential	1,449	—	—	1,449	579,423	580,872
Non-Owner Occupied CRE	—	2,548	—	2,548	480,074	482,622
Owner Occupied CRE	1,419	—	—	1,419	211,007	212,426
Commercial and Industrial	748	—	2,200	2,948	200,636	203,584
Total	$7,573	$2,548	$2,208	$12,329	$1,941,839	$1,954,168

As of September 30, 2022, the Company had one loan, totaling $0.8 million, in the Construction and Development portfolio and one loan in the Commercial and Industrial portfolio, totaling $0.2 million, that were more than 90 days delinquent and accruing interest. As of December 31, 2021, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings

The following presents the recorded investment in non-accrual loans by class as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Cash, Securities, and Other	$4	$6
Consumer and Other	65	2
Construction and Development	201	—
1-4 Family Residential	69	75
Owner Occupied CRE	1,179	1,241
Commercial and Industrial	2,184	2,938
Total	$3,702	$4,262

Non-accrual loans classified as TDRs accounted for $3.4 million of the recorded investment as of September 30, 2022 and $4.3 million as of December 31, 2021. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.

The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Accruing
Non-Owner Occupied CRE	$42	$55
Non-accrual
Cash, Securities, and Other	4	6
1-4 Family Residential	69	75
Owner Occupied CRE	1,179	1,241
Commercial and Industrial	2,184	2,938
Total	3,478	4,315
Allowance for loan losses associated with TDR	—	(1,751)
Net recorded investment	$3,478	$2,564

As of September 30, 2022 and December 31, 2021, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.

The Company did not modify any loans resulting in TDR status during the nine months ended September 30, 2022. The Company modified three loans resulting in TDR status during the year ended December 31, 2021. The first loan was a small mortgage with a remaining balance of $0.1 million where the borrower was unable to make payments or obtain additional financing to pay off the mortgage. As a result, we modified the loan at the maturity date with a one-year renewal to allow the borrower time to seek a refinance. As of September 30, 2022, the loan matured and has not been paid as agreed in the loan modification. The Company continues to work with the borrower on a successful resolution. The second and third loans modified are in relation to one borrower who has two loans, one Commercial Real Estate Loan in the amount of $1.2 million, which is the space where the related business operates, and a Commercial loan with a balance of $0.7 million. The borrower had experienced a reduction in cash flow through ongoing impact from the pandemic and related shut downs and hiring shortages. As a result, the Company modified both loans allowing for a six month interest only period to provide cash flow relief. The Company obtained a reduced term on the business loan as well as additional collateral from the Borrower. All three of the loans modified during 2021 were sufficiently collateralized and therefore did not require any specific reserve.

TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge-off is included in the Company’s charge-off factors, which impact the Company’s reserves on non-impaired loans.

The following presents impaired loans by portfolio and related valuation allowance during the periods presented (dollars in thousands):

	September 30, 2022			December 31, 2021
		Unpaid	Allowance		Unpaid	Allowance
	Total	Contractual	for	Total	Contractual	for
	Recorded	Principal	Loan	Recorded	Principal	Loan
	Investment	Balance	Losses	Investment	Balance	Losses
Impaired loans with a valuation allowance:
Consumer and Other	$—	$—	$—	$2	$2	$2
Commercial and Industrial	—	—	—	2,190	2,190	1,751
Total	$—	$—	$—	$2,192	$2,192	$1,753

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
Construction and Development	201	201	—	—	—	—
1-4 Family Residential	69	69	—	75	75	—
Owner Occupied CRE	1,179	1,179	—	1,241	1,241	—
Commercial and Industrial	2,184	2,184	—	748	748	—
Total	$3,637	$3,637	$—	$2,070	$2,070	$—

Total impaired loans:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
Consumer and Other	—	—	—	2	2	2
Construction and Development	201	201	—	—	—	—
Commercial and Industrial	2,184	2,184	—	2,938	2,938	1,751
1-4 Family Residential	69	69	—	75	75	—
Owner Occupied CRE	1,179	1,179	—	1,241	1,241	—
Total	$3,637	$3,637	$—	$4,262	$4,262	$1,753

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

The following presents the average balance of impaired loans and interest income recognized on impaired loans during the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$—	$—	$1	$—
Consumer and Other	1	—	17	—
Commercial and Industrial	—	—	2,635	—
Total	$1	$—	$2,653	$—

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$—	$10	$—
Construction and Development	101	—	—	—
Commercial and Industrial	2,393	—	410	220
1-4 Family Residential	68	—	41	—
Owner Occupied CRE	1,190	—	625	—
Total	$3,756	$—	$1,086	$220

Total impaired loans:
Cash, Securities, and Other	$4	$—	$11	$—
Consumer and Other	1	—	17	—
Construction and Development	101	—	—	—
Commercial and Industrial	2,393	—	3,045	220
1-4 Family Residential	68	—	41	—
Owner Occupied CRE	1,190	—	625	—
Total	$3,757	$—	$3,739	$220

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$—	$—	$1	$—
Consumer and Other	1	—	9	—
Commercial and Industrial	—	—	3,027	21
Total	$1	$—	$3,037	$21

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$—	$22	$—
Construction and Development	50	—	—	—
Commercial and Industrial	2,663	*	257	220
1-4 Family Residential	71	—	21	—
Owner Occupied CRE	1,211	—	313	51
Total	$3,999	$—	$613	$271

Total impaired loans:
Cash, Securities, and Other	$4	$—	$23	$—
Consumer and Other	1	—	9	—
Construction and Development	50	—	—	—
Commercial and Industrial	2,663	*	3,284	241
1-4 Family Residential	71	—	21	—
Owner Occupied CRE	1,211	—	313	51
Total	$4,000	$—	$3,650	$292

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

Allowance for Loan Losses

Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class during the periods presented (dollars in thousands):

	Cash,	Consumer	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	and	Family	Occupied	Occupied	and
	and Other	Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2022
Beginning balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357
(Release)/provision for loan losses	(97)	9	496	824	402	31	91	1,756
Charge-offs	—	(50)	—	—	—	—	—	(50)
Recoveries	—	18	—	—	—	—	—	18
Ending balance	$1,097	$197	$1,570	$5,669	$3,637	$1,508	$2,403	$16,081

Changes in allowance for loan losses for the nine months ended September 30, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
(Release)/provision for loan losses	(501)	67	478	2,116	685	216	(576)	2,485
Charge-offs	—	(242)	—	—	—	—	—	(242)
Recoveries	—	106	—	—	—	—	—	106
Ending balance	$1,097	$197	$1,570	$5,669	$3,637	$1,508	$2,403	$16,081

Allowance for loan losses as of September 30, 2022 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,097	197	1,570	5,669	3,637	1,508	2,403	16,081
Ending balance	$1,097	$197	$1,570	$5,669	$3,637	$1,508	$2,403	$16,081

Loans as of September 30, 2022:
Individually evaluated for impairment	$4	$—	$201	$69	$—	$1,179	$2,184	$3,637
Collectively evaluated for impairment	154,744	27,781	227,859	822,727	527,836	218,896	348,770	2,328,613
Unpaid principal balance of loans held for investment measured at fair value	—	22,648	—	—	—	—	—	22,648
Ending balance	$154,748	$50,429	$228,060	$822,796	$527,836	$220,075	$350,954	$2,354,898

	Cash,	Consumer	Construction	1-4	Non-Owner	Owner	Commercial
	Securities	and	and	Family	Occupied	Occupied	and
	and Other	Other	Development	Residential	CRE	CRE	Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2021
Beginning balance	$1,843	$196	$871	$3,399	$2,223	$1,225	$2,795	$12,552
(Release)/provision for loan losses	(51)	136	48	97	271	(67)	(28)	406
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	6	—	—	—	—	—	6
Ending balance	$1,792	$338	$919	$3,496	$2,494	$1,158	$2,767	$12,964

Changes in allowance for loan losses for the nine months ended September 30, 2021
Beginning balance	$2,439	$140	$932	$3,233	$2,004	$1,159	$2,632	$12,539
(Release)/provision for loan losses	(647)	191	(13)	263	490	(1)	135	418
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	7	—	—	—	—	—	7
Ending balance	$1,792	$338	$919	$3,496	$2,494	$1,158	$2,767	$12,964

Allowance for loan losses as of December 31, 2021 allocated to loans evaluated for impairment:
Individually	$—	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,598	264	1,092	3,553	2,952	1,292	1,228	11,979
Ending balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Loans as of December 31, 2021:
Individually evaluated for impairment	$6	$2	$—	$75	$—	$1,241	$2,938	$4,262
Collectively evaluated for impairment	261,184	34,756	178,716	580,797	482,622	211,185	200,646	1,949,906
Ending balance	$261,190	$34,758	$178,716	$580,872	$482,622	$212,426	$203,584	$1,954,168

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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the dates noted (dollars in thousands):

		Special
September 30, 2022	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities, and Other	$154,744	$—	$4	$—	$154,748
Consumer and Other	27,781	—	—	22,648	50,429
Construction and Development	227,859	—	201	—	228,060
1-4 Family Residential	822,728	—	68	—	822,796
Non-Owner Occupied CRE	527,794	42	—	—	527,836
Owner Occupied CRE	218,896	—	1,179	—	220,075
Commercial and Industrial	337,003	11,767	2,184	—	350,954
Total	$2,316,805	$11,809	$3,636	$22,648	$2,354,898

		Special
December 31, 2021	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities, and Other	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

The Company had no loans graded doubtful as of September 30, 2022 and December 31, 2021.

NOTE 5 - GOODWILL

The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Beginning balance	$30,588	$24,191
Acquisition activity	(188)	6,397
Ending balance	$30,400	$30,588

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

The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of September 30, 2022, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million and $30.6 million as of September 30, 2022 and December 31, 2021, respectively.

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

		September 30,	December 31,
		2022	2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,583	$10,720

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$11,312	$13,863

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

	September 30,		December 31,
	2022		2021
Weighted-Average Remaining Lease Term
Operating leases	4.86	years	5.26	years

Weighted-Average Discount Rate
Operating leases	2.60%		2.67%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease Costs
Operating lease cost	$768	$781	$2,387	$2,264
Variable lease cost	523	488	1,609	1,316
Lease costs, net	$1,291	$1,269	$3,996	$3,580

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2022(1)	$858
2023	3,131
2024	2,983
2025	2,039
2026	703
Thereafter	2,168
Total future minimum lease payments	11,882
Less: imputed interest	(570)
Present value of net future minimum lease payments	$11,312

________________________________________

(1) Amount represents the remaining three months of year.

Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three and nine months ended September 30, 2022, the Company recognized $0.1 million and $0.3 million of lease income, respectively.

The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Undiscounted
Year Ending December 31,	Operating Lease Income
2022(1)	$73
2023	230
2024	199
2025	—
2026	—
Thereafter	—
Total undiscounted operating lease income	$502

________________________________________

(1) Amount represents the remaining three months of year.

NOTE 7 - DEPOSITS

The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Money market deposit accounts	$1,010,846	$1,056,669
Time deposits	186,680	170,491
Negotiable order of withdrawal accounts	277,225	309,940
Savings accounts	30,641	32,299
Total interest-bearing deposits	$1,505,392	$1,569,399
Estimated aggregate time deposits of $250 or greater	$63,808	$75,747

Overdraft balances classified as loans totaled $0.1 million and an immaterial amount as of September 30, 2022 and December 31, 2021.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2022(1)	$65,677
2023	79,076
2024	23,034
2025	3,138
2026	5,402
Thereafter	10,353
Total	$186,680

________________________________________

(1) Amount represents the remaining three months of year.

NOTE 8 - BORROWINGS

The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2022 and December 31, 2021 amounted to $1.13 billion and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $532.4 million as of September 30, 2022. Each advance is payable at its maturity date.

The following presents the Company’s required maturities on FHLB borrowings as of the dates noted (dollars in thousands):

		September 30,	December 31,
Maturity Date	Rate %	2022	2021
April 22, 2022	0.37	$—	$5,000
October 1, 2022(1)	3.15	257,432	—
May 5, 2023	0.76	10,000	10,000
Total		$267,432	$15,000

________________________________________

(1) The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.

To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 5 years. As of September 30, 2022 and December 31, 2021, the Company utilized $5.8 million and $23.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price was equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the "Notes") totaling $15.0 million in aggregate principal amount. The issuance included $0.3 million of issuance costs and as of September 30, 2022, a net balance of $14.8 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.

On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount. The issuance included $0.2 million of issuance costs and as of September 30, 2022, a net balance of $9.9 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.

On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the ‘March 2020 Sub Notes”) totaling $8.0 million in aggregate principal amount. The issuance included $0.1 million of issuance costs and as of September 30, 2022, a net balance of $7.9 million is included in the Subordinated notes line of the Condensed Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.

The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

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

The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$210,371	$633,990	$136,289	$442,035
Standby letters of credit	8,677	20,867	2,420	20,940
Commitments to make loans to sell	23,442	—	60,529	—
Commitments to make loans	83,940	72,694	16,256	14,920

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

On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the nine months ended September 30, 2022, the Company sold no shares of common stock.

Restricted Stock Awards

In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vested ratably over five years. These awards fully vested in the third quarter of 2022. The remaining $1.5 million, or 52,632 shares, were able to be earned based on performance of the mortgage division of the Company. The performance based awards fully vested in the second quarter of 2020.

During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $0.1 million for the Restricted Stock Awards. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $0.2 million for the Restricted Stock Awards. During the nine months ended September 30, 2022 and 2021, 10,527 and 10,526, respectively, shares of the restricted stock awards vested. As of September 30, 2022, all restricted stock awards were fully vested and no unrecognized compensation expense remains.

Stock-Based Compensation Plans

The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of September 30, 2022, there were a total of 167,653 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options

The Company did not grant any stock options during the nine months ended September 30, 2022 and 2021.

During the three and nine months ended September 30, 2022, the Company recognized no stock based compensation expense associated with stock options. During the three and nine months ended September 30, 2021, the Company recognized an immaterial amount of stock based compensation expense associated with stock options. As of September 30, 2022, the Company has no unrecognized stock-based compensation expense related to stock options.

The following presents activity for nonqualified stock options during the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding as of December 31, 2021	308,574	$29.21
Granted	—	—
Exercised	(8,309)	21.50
Forfeited or expired	(116,100)	40.00
Outstanding as of September 30, 2022	184,165	22.76	2.3	(1)
Options fully vested / exercisable as of September 30, 2022	184,165	22.76	2.3	(1)

______________________________________

(1) Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.

As of September 30, 2022, there were 184,165 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.

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

The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the nine months ended September 30, 2022:

	Time	Financial	Market
	Vesting	Performance	Performance
	Units	Units	Units
Outstanding as of December 31, 2021	249,821	183,483	13,746
Granted	156,453	91,901	—
Vested	(79,071)	(12,100)	—
Forfeited	(28,050)	(21,241)	(13,746)
Outstanding as of September 30, 2022	299,153	242,043	—

During the three months ended September 30, 2022, 3,851 Restricted Stock Units vested. The Company issued 2,740 shares of common stock upon the settlement and the remaining 1,111 shares were surrendered with an immaterial combined market value at the dates of settlement to cover employee withholding taxes. During the nine months ended September 30, 2022, 91,171 Restricted Stock Units vested. The Company issued 64,426 shares of common stock upon the settlement and the remaining 26,745 shares were surrendered with a combined market value at the dates of settlement of $0.8 million to cover employee withholding taxes. During the three months ended September 30, 2021, 6,025 Restricted Stock Units vested. The Company issued 4,292 shares of common stock upon the settlement and the remaining 1,733 shares were surrendered with an immaterial combined market value at the dates of settlement to cover employee withholding taxes. During the nine months ended September 30, 2021, 66,453 Restricted Stock Units vested. The Company issued 47,351 shares of common stock upon the settlement and the remaining 19,102 shares were surrendered with a combined market value at the dates of settlement of $0.5 million to cover employee withholding taxes.

Time Vesting Units

Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 156,453 Time Vesting Units with a five-year service period during the nine months ended September 30, 2022 that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense of $1.3 million and $1.2 million, respectively, for the Time Vesting Units. As of September 30, 2022, there was $6.5 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 2.1 years.

Financial Performance Units

Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of September 30, 2022 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	71,547	$188	1.3 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150	75,846	306	2.3 years	December 31, 2022	December 31, 2023
November 18, 2020	116	25,221	262	2.1 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	150	55,413	673	3.3 years	December 31, 2023	December 31, 2025
May 2, 2022	52	29,996	2,619	4.3 years	December 31, 2024	December 31, 2026
August 4, 2022	100	27,272	723	4.3 years	December 31, 2024	December 31, 2026

______________________________________

(1) Represents the expected unrecognized stock-based compensation expense recognition period.

The following presents the Company’s Financial Performance Units activity during the periods presented (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Grant Period	2022	2021	2022	2021	2022	2021
Prior to May 1, 2019	—	—	$—	$5	$—	$23
May 1, 2019 through April 30, 2020	—	—	4	37	94	154
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	45	44	127	153
November 18, 2020		—	(1)	30	27	94
May 3, 2021 through August 11, 2021	—	41,743	72	83	211	140
May 2, 2022	64,629	—	31	—	89	—
August 4, 2022	27,272	—	28	—	28	—

Market Performance Units

Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition, there was also a market condition as a vesting requirement for the Market Performance Units. If the Company’s common stock was trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units would have been determined to be earned and vest following the completion of a subsequent service period, which ended on June 30, 2022. The Company’s common stock did not trade at or above the required prices over the performance period and as a result, no Market Performance Units were eligible to be earned.

During the first two quarters of 2022, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. During the three and nine months ended September 30, 2021, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of the end of the subsequent service period, or June 30, 2022, the Company had no remaining unrecognized compensation expense related to the Market Performance Units.

NOTE 11 - EARNINGS PER COMMON SHARE

The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$6,221	$6,417	$16,227	$18,693

Denominator:
Basic weighted average shares	9,481,311	7,979,869	9,450,436	7,959,268
Earnings per common share - basic	$0.66	$0.80	$1.72	$2.35

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$6,221	$6,417	$16,227	$18,693

Denominator:
Basic weighted average shares	9,481,311	7,979,869	9,450,436	7,959,268
Diluted effect of common stock equivalents:
Stock options	30,599	35,428	45,934	25,400
Time Vesting Units	80,757	144,479	130,795	126,231
Financial Performance Units	80,411	73,135	85,362	64,542
Market Performance Units	—	13,442	4,551	13,825
Total diluted effect of common stock equivalents	191,767	266,484	266,642	229,998
Diluted weighted average shares	9,673,078	8,246,353	9,717,078	8,189,266
Earnings per common share - diluted	$0.64	$0.78	$1.67	$2.28

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	—	139,639	—	186,462
Time Vesting Units	115,636	—	79,193	1,327
Financial Performance Units	94,210	40,745	31,403	30,216
Restricted Stock Awards	—	10,527	—	10,527
Total potentially dilutive securities	209,846	190,911	110,596	228,532

NOTE 12 - INCOME TAXES

During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $2.0 million and $5.3 million, respectively, reflecting an effective tax rate of 24.5% and 24.6%, respectively. During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $2.0 million and $6.0 million, respectively, reflecting an effective tax rate of 24.2% and 24.3%, respectively.

NOTE 13 - RELATED-PARTY TRANSACTIONS

The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of September 30, 2022 and December 31, 2021, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of year	$12,833	$14,321
Funded loans	13,903	11,294
Payments collected	(9,964)	(12,782)
Balance, end of period	$16,772	$12,833

Deposits from related parties held by the Bank as of September 30, 2022 and December 31, 2021 totaled $25.6 million and $51.0 million, respectively.

The Company leases office space from an entity controlled by one of the Company’s board members. During the nine months ended September 30, 2022 and 2021, the Company incurred $0.2 million of expenses related to these leases.

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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
Mortgage loans held for sale	$—	$12,743	$—	$12,743
Loans held at fair value	$—	$—	$22,871	$22,871
Forward commitments and FSC	$—	$1,139	$(11)	$1,128
Equity securities	$626	$122	$—	$748
Guarantee asset	$—	$—	$159	$159
IRLC, net	$—	$—	$138	$138
Equity warrants	$—	$—	$827	$827

	Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Investment securities available-for-sale:
U.S. Treasury debt	$247	$—	$—	$247
U.S. Government Agency	—	3,522	—	3,522
Corporate bonds	—	6,212	2,113	8,325
GNMA mortgage-backed securities - residential	—	26,650	—	26,650
FNMA mortgage-backed securities - residential	—	14,443	—	14,443
Government CMO and MBS	—	878	—	878
Corporate CMO and MBS	—	1,497	—	1,497
Total securities available-for-sale	$247	$53,202	$2,113	$55,562
Mortgage loans held for sale	$—	$30,620	$—	$30,620
Forward commitments and FSC	$—	$(65)	$(9)	$(74)
Equity securities	$709	$489	$—	$1,198
Guarantee asset	$—	$—	$237	$237
IRLC, net	$—	$—	$1,473	$1,473
Equity warrants	$—	$—	$160	$160

There were no transfers between levels during the nine months ended September 30, 2022 or year ended December 31, 2021. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost.  See Note 3 – Investment Securities for more information.

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

As of September 30, 2022, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.

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

There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of September 30, 2022 or December 31, 2021. As of September 30, 2022, there were 68 loans, totaling $0.1 million, accounted for under the fair value option that were on nonaccrual.  As of December 31, 2021, there were no loans accounted for under the fair value option that were on nonaccrual.

The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	September 30, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$12,743	$12,955	$(212)	$—	$—	$—	$—	$—	$—
Loans held for investment	22,871	22,648	223	59	56	3	59	56	3
	$35,614	$35,603	$11	$59	$56	$3	$59	$56	$3

	December 31, 2021
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Loans held for sale	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—
Loans held for investment	—	—	—	—	—	—	—	—	—
	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—

The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Loans held for sale	$(556)	$(213)	$(975)	$(4,378)
Loans held for investment	(105)	—	223	—
	$(661)	$(213)	$(752)	$(4,378)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loans held for sale	2022	2021	2022	2021
Balance at beginning of period	$26,202	$48,563	$30,620	$161,843
Loans originated	82,372	256,284	377,631	1,082,120
Fair value changes	(556)	(213)	(975)	(4,378)
Sales	(95,053)	(252,242)	(394,261)	(1,183,876)
Settlements	(222)	(1,083)	(272)	(4,400)
Balance at end of period	$12,743	$51,309	$12,743	$51,309

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Loans held for investment	2022	2021	2022	2021
Balance at beginning of period	$21,477	$—	$—	$—
Loans acquired	7,860	—	32,109	—
Fair value changes	(105)	—	223	—
Settlements	(6,361)	—	(9,461)	—
Balance at end of period	$22,871	$—	$22,871	$—

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

The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Balance
OREO:
Commercial properties	$—	$—	$187	$187

Quoted
	Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Reported
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439

______________________________________

(1) One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of December 31, 2021.

The sales comparison approach was utilized for estimating the fair value of non-recurring assets.

In the second quarter of 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on an impaired loan. In the third quarter of 2022, one of the units associated with the property was sold for $0.2 million. As of September 30, 2022, the remaining unit of the OREO property had a carrying amount of $0.2 million. As of December 31, 2021, the Company did not own any OREO properties.

As of December 31, 2021, total impaired loans measured for impairment using the fair value of the collateral dependent loans had carrying values of $2.2 million with valuation allowances of $1.8 million and were classified as Level 3.

Impaired loans accounted for no specific reserves as of September 30, 2022 and $1.8 million as of December 31, 2021. The Company did not have any charge offs during the nine months ended September 30, 2022 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2021 from the specific reserve.

Level 3 Analysis

The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended September 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$21,477	$—	$174	$990	$725
Acquisitions	—	7,867	(11)	—	170	102
Originations	—	—	—	—	(720)	—
Gains/(losses) in net income, net	—	(134)	—	(15)	(302)	—
Settlements	—	(6,339)	—	—	—	—
Ending balance	$—	$22,871	$(11)	$159	$138	$827

Three Months Ended September 30, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$—	$196	$2,809	$—
Acquisitions	—	—	(17)	—	6,617	—
Originations	—	—	—	—	(7,705)	—
Gains/(losses) in net income, net	—	—	—	35	464	—
Ending balance	$—	$—	$(17)	$231	$2,185	$—

Nine Months Ended September 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	32,599	(2)	—	1,253	344
Originations	—	—	—	—	(2,783)	—
Gains/(losses) in net income, net	—	(289)	—	(78)	195	323
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(9,439)	—	—	—	—
Ending balance	$—	$22,871	$(11)	$159	$138	$827

Nine Months Ended September 30, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$(89)	$232	$9,841	$—
Acquisitions	—	—	(190)	—	15,123	—
Originations	—	—	—	2	(20,702)	—
Gains/(losses) in net income, net	—	—	262	(3)	(2,077)	—
Ending balance	$—	$—	$(17)	$231	$2,185	$—

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2022
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Loans held for investment at fair value	$22,871	Discounted cash flow	Discount rate	4% to 18% (9%)

FSC	(11)	Internal pricing model	Market Differential	56 bps to 67 bps (62 bps)

Guarantee asset	159	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 6% (6%)

IRLC, net	138	Best execution model	Pull through	73% to 100% (94%)

Equity warrants	827	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	31.2% to 32.4% (31.4%) 1.78% to 4.14% (3.68%) 0 to 4 years

Nonrecurring fair value
OREO:
Commercial properties	187	Appraisal value	Commission, cost to sell, closing costs	9% (9%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021
		Valuation	Significant	Range
	Fair Value	Technique	Unobservable Input	(Weighted Average)
Recurring fair value
Corporate Bonds	$2,113	Discounted cash flow	Discount rate	7% (7%)

FSC	(9)	Internal pricing model	Market Differential	-14bps to -2 bps (-6bps)

Guarantee asset	237	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 18% (18%)

IRLC, net	1,473	Best execution model	Pull through	71% to 100% (88%)

Equity warrants	160	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	24% to 37% (32%) 0.30% to 1.10% (0.97%) 0 to 4 years

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)

______________________________________

(1) One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of December 31, 2021.

Estimated Fair Value of Other Financial Instruments

The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying	Fair Value Measurements Using:
September 30, 2022	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$165,248	$165,248	$—	$—
Held-to-maturity securities	84,257	232	69,927	8,465
Loans, net	2,335,241	—	—	2,315,505
Accrued interest receivable	8,451	3	440	8,008
Liabilities:
Deposits	2,167,447	1,980,757	—	189,552
Borrowings:
FHLB borrowings – fixed rate	267,432	—	267,211	—
Federal Reserve borrowings – fixed rate	5,793	—	5,793	—
Subordinated notes – fixed-to-floating rate	32,584	—	—	35,030
Accrued interest payable	664	—	404	260

	Carrying	Fair Value Measurements Using:
December 31, 2021	Amount	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$386,983	$386,983	$—	$—
Loans, net	1,935,405	—	—	1,919,625
Accrued interest receivable	7,151	2	203	6,946
Liabilities:
Deposits	2,205,703	2,035,212	—	172,240
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,990	—
Federal Reserve borrowings – fixed rate	23,629	—	23,629	—
Subordinated notes – fixed-to-floating rate	39,031	—	—	40,325
Accrued interest payable	355	9	77	269

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

Fixed Rate Borrowings: Borrowings with fixed rates are valued using inputs such as discounted cash flows and current interest rates for similar instruments.

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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended September 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$26,530	$—	$26,530
Total interest expense	3,733	—	3,733
Provision for loan losses	1,756	—	1,756
Net interest income, after provision for loan losses	21,041	—	21,041
Non-interest income	5,514	940	6,454
Total income before non-interest expense	26,555	940	27,495
Depreciation and amortization expense	492	10	502
All other non-interest expense	17,029	1,729	18,758
Income before income taxes	$9,034	$(799)	$8,235

Goodwill	$30,400	$—	$30,400
Total assets	2,713,603	15,096	2,728,699

As of or for the three months ended September 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$16,146	$—	$16,146
Total interest expense	1,300	—	1,300
Provision for loan losses	406	—	406
Net interest income, after provision for loan losses	14,440	—	14,440
Non-interest income	5,995	4,497	10,492
Total income before non-interest expense	20,435	4,497	24,932
Depreciation and amortization expense	272	13	285
All other non-interest expense	13,964	2,217	16,181
Income before income taxes	$6,199	$2,267	$8,466

Goodwill	$24,191	$—	$24,191
Total assets	2,020,896	55,376	2,076,272

As of or for the nine months ended September 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$67,826	$—	$67,826
Total interest expense	6,607	—	6,607
Provision for loan losses	2,485	—	2,485
Net interest income, after provision for loan losses	58,734	—	58,734
Non-interest income	17,259	4,735	21,994
Total income before non-interest expense	75,993	4,735	80,728
Depreciation and amortization expense	1,562	34	1,596
All other non-interest expense	51,460	6,145	57,605
Income before income taxes	$22,971	$(1,444)	$21,527

Goodwill	$30,400	$—	$30,400
Total assets	2,713,603	15,096	2,728,699

F

As of or for the nine months ended September 30, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$46,193	$—	$46,193
Total interest expense	4,071	—	4,071
Provision for loan losses	418	—	418
Net interest income, after provision for loan losses	41,704	—	41,704
Non-interest income	16,973	13,621	30,594
Total income before non-interest expense	58,677	13,621	72,298
Depreciation and amortization expense	792	40	832
All other non-interest expense	38,786	7,987	46,773
Income before income taxes	$19,099	$5,594	$24,693

Goodwill	$24,191	$—	$24,191
Total assets	2,020,896	55,376	2,076,272

NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of September 30, 2022 and December 31, 2021, the balance of the LIHTC investment was $2.5 million and $2.6 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. There were no unfunded commitments related to the LIHTC investment as of September 30, 2022. As of December 31, 2021, total unfunded commitments were $0.2 million.

The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended September 30, 2022 and 2021, the Company recognized amortization expense of $0.1 million. During the nine months ended September 30, 2022 and 2021, the Company recognized amortization expense of $0.3 million.

Additionally, during the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million of tax credits and other benefits from the LIHTC investment. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.3 million of tax credits and other benefits. During the three and nine months ended September 30, 2022 and 2021, the Company did not incur any impairment losses.

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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the year ended December 31, 2021, First Western made a capital injection of $2.9 million into the Bank. Management believes as of September 30, 2022, First Western and the Bank meet all capital adequacy requirements to which they are subject.

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

The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of September 30, 2022, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.

As of September 30, 2022 and December 31, 2021, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2022, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of September 30, 2022 and December 31, 2021.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$222,270	10.32%	$129,177	6.0%	$172,236	8.0%
Consolidated	206,223	9.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	222,270	10.32	96,883	4.5	139,942	6.5
Consolidated	206,223	9.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	238,853	11.09	172,236	8.0	215,295	10.0
Consolidated	255,806	11.84	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	222,270	8.84	100,623	4.0	125,778	5.0
Consolidated	206,223	8.18	N/A	N/A	N/A	N/A

					To be Well Capitalized
					Under Prompt
			Required for Capital		Corrective Action
	Actual		Adequacy Purposes(1)		Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$106,945	6.0%	$142,594	8.0%
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	203,164	11.40	80,209	4.5	115,858	6.5
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	217,215	12.19	142,594	8.0	178,242	10.0
Consolidated	242,388	13.54	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	203,164	10.05	80,887	4.0	101,108	5.0
Consolidated	188,777	9.31	N/A	N/A	N/A	N/A

______________________________________

(1) Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2022 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2022. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."

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

From 2004, when we opened our first profit center, until September 30, 2022, we have expanded our footprint into thirteen full service profit centers, three loan production offices, and two trust offices located across five states. As of and for the nine months ended September 30, 2022, we had $2.73 billion in total assets, $80.7 million in total revenues, and provided fiduciary and advisory services on $5.92 billion of assets under management ("AUM").

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

The last round of program funds were depleted in early May 2021. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company.  Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in the early second quarter of 2021. As of September 30, 2022, we have received forgiveness payments of $308.4 million from the SBA and have 29 PPP loans for a total of $7.7 million with an average loan size of $0.3 million remaining.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of September 30, 2022, the Company’s loan portfolio included 51 non-acquired loans which were previously modified under the loan modification program, totaling $88.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of September 30, 2022, there were 15 of these loans, totaling $3.4 million.

The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2022, the Company had five loans with a balance held by the Bank of $6.8 million.

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

Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of September 30, 2022, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

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

Results of Operations

Overview

The three months ended September 30, 2022 compared with the three months ended September 30, 2021. We reported net income available to common shareholders of $6.2 million for the three months ended September 30, 2022, compared to $6.4 million of net income available to common shareholders for the three months ended September 30, 2021, a $0.2 million, or 3.1% decrease. For the three months ended September 30, 2022, our income before income tax was $8.2 million, a $0.2 million, or 2.7% decrease from the three months ended September 30, 2021. The decrease was primarily driven by a $2.8 million increase in non-interest expense and a $4.0 million decrease in non-interest income, partially offset by a $6.6 million increase in net interest income, after provision for loan losses. The increase in non-interest expense was primarily driven by the addition of Teton’s operations at the end of 2021 and additional headcount to support the growth of the Company. The decrease in non-interest income was primarily driven by a decrease in net gain on mortgage loans resulting from a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The increase in net interest income, after provision for loan losses, was primarily due to an increase in average loan balances and an increase in average loan yields.

The nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. We reported net income available to common shareholders of $16.2 million for the nine months ended September 30, 2022, compared to $18.7 million of net income available to common shareholders for the nine months ended September 30, 2021, a $2.5 million, or 13.2% decrease. For the nine months ended September 30, 2022, our income before income tax was $21.5 million, a $3.2 million, or 12.8% decrease from the nine months ended September 30, 2021. The decrease was primarily driven by a $11.6 million increase in non-interest expense and a $9.1 million decrease in net gain on mortgage loans, partially offset by a $17.0 million increase in net interest income, after provision for loan losses. The increase in non-interest expense was primarily driven by the addition of Teton’s operations at the end of 2021 and additional headcount to support the growth of the Company. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The increase in net interest income, after provision for loan losses was primarily due to an increase in average loan balances and an increase in average loan yields.

Net Interest Income

The three months ended September 30, 2022 compared with the three months ended September 30, 2021. For the three months ended September 30, 2022, net interest income, before the provision for loan losses, was $22.8 million, an increase of $8.0 million, or 53.6%, compared to the three months ended September 30, 2021. The increase in net interest income was driven by a $648.5 million increase in average loans outstanding and a 54 basis point increase in the average yield on loans, partially offset by a 44 basis point increase in average rates on interest bearing deposits, a 183 basis point increase in short term borrowing rates, and a $360.9 million increase in average interest-bearing liabilities. Net interest margin increased 61 basis points to 3.75% in the third quarter of 2022 from 3.14% reported in the third quarter of 2021.

The nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net interest income, before the provision for loan losses, was $61.2 million, an increase of $19.1 million, or 45.3%, compared to the nine months ended September 30, 2021. The increase in net interest income was driven by a $485.3 million increase in average loans outstanding and a 38 basis point increase in the average yield on loans, partially offset by a $381.0 million increase in average interest bearing deposit balances primarily from the Teton acquisition and a 10 basis point increase in average rates paid on interest bearing deposits. Net interest margin increased 34 basis points to 3.36% in the nine months ended September 30, 2022, from 3.02% reported in the nine months ended September 30, 2021.

The increase in average loans outstanding for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was due to organic loan growth and the Teton acquisition at the end of 2021. Average loan yields were 4.52% and 4.22% for the three and nine months ended September 30, 2022, compared to 3.98% and 3.84% for the three and nine months ended September 30, 2021. The increase in loan yields during the three and nine month periods were primarily driven by the addition of higher yielding loans from the Teton acquisition, a beneficial mix shift in the loan portfolio due to PPP loan forgiveness, and the rising interest rate environment.

Interest income on our investment securities portfolio increased as a result of higher average investment balances for the three and nine months ended September 30, 2022 compared to the same period in 2021. Our average investment securities balance during the three and nine months ended September 30, 2022 was $87.3 million and $70.8 million, an increase of $58.2 million and $41.6 million from the three and nine months ended September 30, 2021.

Interest expense on deposits increased during the three and nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven primarily by a 44 basis point increase in the average rate paid on interest-bearing deposits for the three months ended September 30, 2022 compared to the same period in 2021 and 32.8% increase in average interest-bearing deposits for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in average rates on interest-bearing deposits was driven by the increase in interest rates while the growth in interest-bearing deposits was primarily attributable to the Teton acquisition.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance(1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$101,564	$528	2.08%	$266,614	$105	0.16%
Federal funds sold	260	5	7.69	—	—	—
Investment securities(2)	87,340	653	2.99	29,130	180	2.47
Loans(3)	2,241,343	25,344	4.52	1,592,800	15,861	3.98
Interest-earning assets(4)	2,430,507	26,530	4.37	1,888,544	16,146	3.42
Mortgage loans held for sale(5)	11,535	157	5.44	54,717	406	2.97
Total interest-earning assets, plus mortgage loans held for sale	2,442,042	26,687	4.37	1,943,261	16,552	3.41
Allowance for loan losses	(14,981)			(12,740)
Noninterest-earning assets	131,381			92,901
Total assets	$2,558,442			$2,023,422
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,480,288	2,706	0.73	$1,160,433	829	0.29
FHLB and Federal Reserve borrowings	119,025	665	2.23	81,307	82	0.40
Subordinated notes	32,564	362	4.45	29,236	389	5.32
Total interest-bearing liabilities	1,631,877	3,733	0.92	1,270,976	1,300	0.41
Noninterest-bearing liabilities:
Noninterest-bearing deposits	673,949			562,569
Other liabilities	20,103			17,359
Total noninterest-bearing liabilities	694,052			579,928
Total shareholders’ equity	232,513			172,518
Total liabilities and shareholders’ equity	$2,558,442			$2,023,422
Net interest rate spread(6)			3.45			3.01
Net interest income(7)		$22,797			$14,846
Net interest margin(8)			3.75			3.14

	As of and For the Nine Months Ended September 30,
	2022			2021
		Interest	Average		Interest	Average
	Average	Earned /	Yield /	Average	Earned /	Yield /
(Dollars in thousands)	Balance(1)	Paid	Rate	Balance (1)	Paid	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$297,571	$1,306	0.59%	$257,796	$288	0.15%
Federal funds sold	871	8	1.22	—	—	—
Investment securities(2)	70,800	1,408	2.65	29,180	545	2.49
Loans(3)	2,059,213	65,104	4.22	1,573,919	45,360	3.84
Interest-earning assets(4)	2,428,455	67,826	3.72	1,860,895	46,193	3.31
Mortgage loans held for sale(5)	17,854	576	4.30	105,345	2,183	2.76
Total interest-earning assets, plus mortgage loans held for sale	2,446,309	68,402	3.73	1,966,240	48,376	3.28
Allowance for loan losses	(13,989)			(12,608)
Noninterest-earning assets	124,449			95,612
Total assets	$2,556,769			$2,049,244
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,544,043	4,752	0.41	$1,163,050	2,669	0.31
FHLB and Federal Reserve borrowings	57,963	732	1.68	122,395	331	0.36
Subordinated notes	32,677	1,123	4.58	25,934	1,071	5.51
Total interest-bearing liabilities	1,634,683	6,607	0.54	1,311,379	4,071	0.41
Noninterest-bearing liabilities:
Noninterest-bearing deposits	674,081			553,314
Other liabilities	20,939			18,342
Total noninterest-bearing liabilities	695,020			571,656
Shareholders’ equity	227,066			166,209
Total liabilities and shareholders’ equity	$2,556,769			$2,049,244
Net interest rate spread(6)			3.19			2.90
Net interest income(7)		$61,219			$42,122
Net interest margin(8)			3.36			3.02

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

(7) Net interest income is the difference between income earned on interest-earning assets (excluding interest on mortgage loans held for sale) and expense paid on interest-bearing liabilities.

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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared to 2021			Compared to 2021
	Increase			Increase
	(Decrease) Due		Total	(Decrease) Due		Total
	to Change in:		Increase	to Change in:		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(858)	$1,281	$423	$175	$843	$1,018
Federal funds sold	5	—	5	8	—	8
Investment securities	435	38	473	828	35	863
Loans	7,333	2,150	9,483	15,343	4,401	19,744
Total increase in interest income	6,915	3,469	10,384	16,354	5,279	21,633
Interest-bearing liabilities:
Interest-bearing deposits	585	1,292	1,877	1,173	910	2,083
FHLB and Federal Reserve borrowings	211	372	583	(814)	1,215	401
Subordinated notes	37	(64)	(27)	232	(180)	52
Total increase in interest expense	833	1,600	2,433	591	1,945	2,536
Increase in net interest income	$6,082	$1,869	$7,951	$15,763	$3,334	$19,097

Provision for Loan Losses

We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and nine months ended September 30, 2022, we recorded a $1.8 million and $2.5 million provision for credit losses.

The Company has increased loan level reviews and portfolio monitoring to address the changing environment.  Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.

Non-Interest Income

The three months ended September 30, 2022 compared with the three months ended September 30, 2021. For the three months ended September 30, 2022 compared with the three months ended September 30, 2021, non-interest income decreased $4.0 million, or 38.5%, to $6.5 million. The decrease in non-interest income during the three months ended September 30, 2022 was primarily a result of a $3.6 million decrease in net gain on mortgage loans, compared to the same period in 2021.

The nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. For the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, non-interest income decreased $8.6 million, or 28.1%, to $22.0 million. The decrease in non-interest income during the nine months ended September 30, 2022 was primarily a result of a $9.1 million decrease in net gain on mortgage loans, compared to the same period in 2021.

The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$4,664	$5,167	$(503)	(9.7)%
Net gain on mortgage loans	885	4,480	(3,595)	(80.2)
Bank fees	670	458	212	46.3
Risk management and insurance fees	115	301	(186)	(61.8)
Income on company-owned life insurance	88	89	(1)	(1.1)
Net gain on equity interests	6	—	6	*
Net (loss)/gain on loans accounted for under the fair value option	(134)	—	(134)	*
Unrealized gain/(loss) recognized on equity securities	75	(3)	78	*
Other	85	—	85	*
Total non-interest income	$6,454	$10,492	$(4,038)	(38.5)

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$14,616	$15,023	$(407)	(2.7)%
Net gain on mortgage loans	4,531	13,590	(9,059)	(66.7)
Bank fees	1,960	1,224	736	60.1
Risk management and insurance fees	307	444	(137)	(30.9)
Income on company-owned life insurance	261	266	(5)	(1.9)
Net gain on equity interests	7	—	7	*
Net (loss)/gain on loans accounted for under the fair value option	(289)	—	(289)	*
Unrealized gain/(loss) recognized on equity securities	342	(13)	355	*
Other	259	60	199	331.7
Total non-interest income	$21,994	$30,594	$(8,600)	(28.1)

_____________________________________

* Not meaningful

Trust and investment management fees—For the three months ended September 30, 2022 compared to the same period in 2021, our trust and investment management fees decreased $0.5 million, or 9.7%. For the nine months ended September 30, 2022 compared to the same period in 2021, our trust and investment management fees decreased $0.4 million, or 2.7%. The decrease for the three and nine months ended September 30, 2022, is due to a decreased value of AUM balances caused by unfavorable market conditions, primarily during 2022.

Net gain on mortgage loans—For the three months ended September 30, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $3.6 million, or 80.2%, to $0.9 million. For the nine months ended September 30, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $9.1 million, or 66.7%, to $4.5 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment.

Bank fees— For the three months ended September 30, 2022 compared to the same period in 2021, our bank fees increased by $0.2 million or 46.3%. For the nine months ended September 30, 2022 compared to the same period in 2021, our bank fees increased by $0.7 million or 60.1%. The increase during the three and nine month periods was primarily driven by increased treasury management fees consistent with the growth of the balance sheet.

Risk management and insurance fees— For the three months ended September 30, 2022 compared to the same period in 2021, our risk management and insurance fees decreased by $0.2 million, or 61.8%, to $0.1 million. For the nine months ended September 30, 2022 compared to the same period in 2021, our risk management and insurance fees decreased by $0.1 million, or 30.9%, to $0.3 million.

Net gain/(loss) on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. During the three and nine months ended September 30, 2022, the Company recorded a net loss on loans accounted for under the fair value option of $0.1 million and $0.3 million, respectively. The losses were attributable to the decline in fair value as a result of the rising interest rates on comparable loans in the market. There were no loans held for investment accounted for under the fair value option in the same periods in 2021.

Unrealized gain/(loss) on Equity Securities— For the three and nine months ended September 30, 2022 compared to the same periods in 2021, our unrealized gains on equity securities increased by $0.1 million and $0.4 million, respectively. The increase was primarily driven by fair value adjustments on equity warrants. There were no equity warrants in equity securities during the same periods in 2021.

Other— For the three and nine months ended September 30, 2022 compared to the same periods in 2021, our other income increased by $0.1 million and $0.2 million, respectively. The increase was primarily driven by lease income from buildings acquired with the Teton acquisition.

Non-Interest Expense

The three months ended September 30, 2022 compared with the three months ended September 30, 2021. The increase in non-interest expense of 17.0% to $19.3 million for the three months ended September 30, 2022, was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

The nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. The increase in non-interest expense of 24.4% to $59.2 million for the nine months ended September 30, 2022, was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$11,566	$10,229	$1,337	13.1%
Occupancy and equipment	1,836	1,550	286	18.5
Professional services	2,316	1,660	656	39.5
Technology and information systems	1,172	945	227	24.0
Data processing	888	912	(24)	(2.6)
Marketing	403	397	6	1.5
Amortization of other intangible assets	77	5	72	*
Net (gain)/loss on assets held for sale	(1)	—	(1)	*
Net (gain)/loss on sale of other real estate owned	(41)	—	(41)	*
Other	1,044	768	276	35.9
Total non-interest expense	$19,260	$16,466	$2,794	17.0

	Nine Months Ended
	September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$36,569	$29,733	$6,836	23.0%
Occupancy and equipment	5,610	4,402	1,208	27.4
Professional services	5,869	4,309	1,560	36.2
Technology and information systems	3,294	2,791	503	18.0
Data processing	3,062	3,020	42	1.4
Marketing	1,388	1,116	272	24.4
Amortization of other intangible assets	231	13	218	*
Net (gain)/loss on assets held for sale	(4)	—	(4)	*
Net (gain)/loss on sale of other real estate owned	(41)	—	(41)	*
Other	3,223	2,221	1,002	45.1
Total non-interest expense	$59,201	$47,605	$11,596	24.4

_______________________________________

* Not meaningful

Salaries and employee benefits— The increase in salaries and employee benefits of $1.3 million, or 13.1%, and $6.8 million, or 23.0%, for the three and nine months ended September 30, 2022, respectively, was primarily related to the additional associates added through the Teton acquisition and additional headcount to support the growth of the Company.

Occupancy and equipment— The increase in occupancy and equipment of $0.3 million, or 18.5%, and $1.2 million, or 27.4%, for the three and nine months ended September 30, 2022, respectively, was primarily driven by building depreciation on the locations acquired with the Teton acquisition and an increase in office lease space related to new Bank locations.

Professional services— The increase in professional services of $0.7 million, or 39.5%, and $1.6 million, or 36.2%, for the three and nine months ended September 30, 2022, respectively, was primarily driven by additional expenses related to the addition of Teton’s operations, acquisition related expenses of $0.2 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and corporate activities to support the growth of the Company.

Technology and information systems— The increase in technology and information systems of $0.2 million, or 24.0%, and $0.5 million, or 18.0%, for the three and nine months ended September 30, 2022, respectively, was primarily driven by increased expenses to support the balance sheet growth.

Marketing— The increase in marketing of $0.3 million, or 24.4%, for the nine months ended September 30, 2022, was primarily driven by marketing expenses associated with the onboarding of new clients from the Teton acquisition and event sponsorships.

Amortization of other intangible assets— The increase in amortization of other intangible assets of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively, was primarily driven by amortization of intangibles acquired through the Teton acquisition.

Other—The increase in other of $0.3 million, or 35.9%, and $1.0 million, or 45.1%, for the three and nine months ended September 30, 2022, respectively, was driven by increased subscription costs related to system and process improvements, increased travel for client meetings, and higher costs related to associate training and development programs in 2022 compared to 2021.

Income Tax

The Company recorded an income tax provision of $2.0 million for each of the three months ended September 30, 2022 and 2021, reflecting an effective tax rate of 24.5% and 24.2%, respectively. The Company recorded an income tax provision of $5.3 million and $6.0 million, respectively, for the nine months ended September 30, 2022 and 2021, reflecting an effective tax rate of 24.6% and 24.3%, respectively.

Segment Reporting

We have two reportable operating segments: Wealth Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services for which fee revenue is recognized. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Services provided by our Mortgage segment include soliciting, originating, and selling mortgage loans into the secondary market. Mortgage products are financial in nature, for which origination fees are recognized net of origination expenses, upon the funding of the mortgage loans. Mortgage loans held for sale are accounted for under the fair value option with changes in fair value reported through earnings at inception when loans are locked to the borrower and until the loan is sold to third parties, at which time additional gains or losses on the sale are recorded. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.

The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Wealth			Wealth
	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$26,555	$940	$27,495	$75,993	$4,735	$80,728
Income before taxes	9,034	(799)	8,235	22,971	(1,444)	21,527
Profit margin	34.0%	(85.0)%	30.0%	30.2%	(30.5)%	26.7%

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Wealth			Wealth
	Management	Mortgage	Consolidated	Management	Mortgage	Consolidated
Income(1)	$20,435	$4,497	$24,932	$58,677	$13,621	$72,298
Income before taxes	6,199	2,267	8,466	19,099	5,594	24,693
Profit margin	30.3%	50.4%	34.0%	32.5%	41.1%	34.2%

________________________________________

(1) Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):

Wealth Management

	As of or for the Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$26,530	$16,146	$10,384	64.3%
Total interest expense	3,733	1,300	2,433	187.2
Provision for loan losses	1,756	406	1,350	332.5
Net interest income, after provision for loan losses	21,041	14,440	6,601	45.7
Non-interest income	5,514	5,995	(481)	(8.0)
Total income	26,555	20,435	6,120	29.9
Depreciation and amortization expense	492	272	220	80.9
All other non-interest expense	17,029	13,964	3,065	21.9
Income before income tax	$9,034	$6,199	$2,835	45.7
Goodwill	$30,400	$24,191	$6,209	25.7
Total assets	2,713,603	2,020,896	692,707	34.3

	As of or for the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$67,826	$46,193	$21,633	46.8%
Total interest expense	6,607	4,071	2,536	62.3
Provision for loan losses	2,485	418	2,067	494.5
Net interest income, after provision for loan losses	58,734	41,704	17,030	40.8
Non-interest income	17,259	16,973	286	1.7
Total income	75,993	58,677	17,316	29.5
Depreciation and amortization expense	1,562	792	770	97.2
All other non-interest expense	51,460	38,786	12,674	32.7
Income before income tax	$22,971	$19,099	$3,872	20.3
Goodwill	$30,400	$24,191	$6,209	25.7
Total assets	2,713,603	2,020,896	692,707	34.3

________________________________________

* Not meaningful

The Wealth Management segment reported income before income tax of $9.0 million and $23.0 million for the three and nine months ended September 30, 2022, respectively, compared to $6.2 million and $19.1 million for the same periods in 2021. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in income before taxes is primarily driven by an increase in net interest income, after provision for loan losses, offset partially by an increase in non-interest expense.  The increase in net interest income, after provision for loan losses, was primarily driven by an increase in average loans outstanding and an increase in average loan yields. The increase in non-interest expense was primarily driven by the addition of Teton’s operations and additional headcount to support the growth of the Company.

Mortgage

	As of or for the Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	940	4,497	(3,557)	(79.1)
Total income	940	4,497	(3,557)	(79.1)
Depreciation and amortization expense	10	13	(3)	(23.1)
All other non-interest expense	1,729	2,217	(488)	(22.0)
Income before income tax	$(799)	$2,267	$(3,066)	(135.2)
Total assets	$15,096	$55,376	$(40,280)	(72.7)

	As of or for the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	4,735	13,621	(8,886)	(65.2)
Total income	4,735	13,621	(8,886)	(65.2)
Depreciation and amortization expense	34	40	(6)	(15.0)
All other non-interest expense	6,145	7,987	(1,842)	(23.1)
Income before income tax	$(1,444)	$5,594	$(7,038)	(125.8)
Total assets	$15,096	$55,376	$(40,280)	(72.7)

The Mortgage segment reported a loss before income tax of $0.8 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, compared to income before income tax of $2.3 million and $5.6 million for the same periods in 2021. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition

The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	September 30,	December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$165,248	$386,983	$(221,735)	(57.3)%
Investment securities	84,257	55,562	28,695	51.6
Loans (includes $22,871 and $0 measured at fair value, respectively)	2,351,322	1,949,137	402,185	20.6
Allowance for loan losses	(16,081)	(13,732)	(2,349)	17.1
Loans, net of allowance	2,335,241	1,935,405	399,836	20.7
Mortgage loans held for sale, at fair value	12,743	30,620	(17,877)	(58.4)
Goodwill and other intangible assets, net	32,181	31,902	279	0.9
Company-owned life insurance	16,064	15,803	261	1.7
Other assets	82,965	71,099	11,866	16.7
Assets held for sale	—	115	(115)	(100.0)
Total assets	$2,728,699	$2,527,489	$201,210	8.0

Deposits	$2,167,447	$2,205,703	$(38,256)	(1.7)
Borrowings	305,809	77,660	228,149	293.8
Other liabilities	20,581	25,085	(4,504)	(18.0)
Total liabilities	2,493,837	2,308,448	185,389	8.0
Total shareholders’ equity	234,862	219,041	15,821	7.2
Total liabilities and shareholders’ equity	$2,728,699	$2,527,489	$201,210	8.0

Cash and cash equivalents decreased by $221.7 million, or 57.3%, to $165.2 million as of September 30, 2022 compared to December 31, 2021. The decrease in liquidity was driven by record loan production in the second quarter of 2022 and continued strong production in the third quarter of 2022.

Investments increased by $28.7 million, or 51.6%, to $84.3 million as of September 30, 2022 compared to December 31, 2021. The increase is due to held-to-maturity securities purchased throughout 2022.

Loans increased by $402.2 million, or 20.6%, to $2.35 billion as of September 30, 2022 compared to December 31, 2021. The increase was primarily driven by loan growth in the residential mortgage and commercial and industrial portfolios.

Mortgage loans held for sale decreased $17.9 million, or 58.4%, to $12.7 million as of September 30, 2022 compared to December 31, 2021. The decrease was driven by a reduction in the origination of loans held for sale.

Goodwill and other intangible assets, net increased by $0.3 million, or 0.9%, to $32.2 million as of September 30, 2022 compared to December 31, 2021. The increase was driven by measurement period adjustments of $0.7 million to core deposit intangibles and ($0.2) million to goodwill during the first quarter of 2022, offset slightly by amortization on intangibles.

Other assets increased by $11.9 million, or 16.7%, to $83.0 million as of September 30, 2022 compared to December 31, 2021. The increase was primarily driven by the purchase of correspondent bank stock during the year, which increased, net of redemptions, by $10.2 million.

Deposits decreased $38.3 million, or 1.7%, to $2.17 billion as of September 30, 2022 compared to December 31, 2021. The decrease was primarily attributable to client operating cash outflows, offset partially by new accounts.

Money market deposit accounts decreased $45.8 million, or 4.3%, to $1.01 billion as of September 30, 2022 compared to December 31, 2021. Time deposit accounts increased $16.2 million, or 9.5%, from December 31, 2021 to $186.7 million as of September 30, 2022. Negotiable order of withdrawal, or NOW accounts, decreased $32.7 million, or 10.6%, to $277.2 million from December 31, 2021 to September 30, 2022.

Borrowings increased $228.1 million, or 293.8%, to $305.8 million as of September 30, 2022 compared to December 31, 2021. The increase is attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the redemption of subordinated notes on January 1, 2022 in the amount of $6.6 million and a reduction in outstanding advances on the Federal Reserve’s Paycheck Protection Program Loan Facility. Borrowing from this facility is expected to trend in the same direction as the PPP loan balances.

Other liabilities decreased $4.5 million, or 18.0%, to $20.6 million as of September 30, 2022 compared to December 31, 2021. The decrease is primarily attributed to a $2.6 million decrease in lease liability related to the Teton acquisition and a decrease of $1.5 million in salaries payable related to lower accrued salaries and bonus.

Total shareholders’ equity increased $15.8 million, or 7.2%, from December 31, 2021 to $234.9 million as of September 30, 2022. The increase is primarily due to net income.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2022	2021	2022	2021
Managed Trust Balance as of Beginning of Period	$1,779	$1,892	$2,204	$1,890
New relationships	5	9	37	25
Closed relationships	—	(1)	(1)	(2)
Contributions	2	13	9	41
Withdrawals	(30)	(25)	(201)	(179)
Market change, net	(66)	74	(358)	187
Ending Balance	$1,690	$1,962	$1,690	$1,962
Yield*	0.22%	0.17%	0.21%	0.17%

Directed Trust Balance as of Beginning of Period	$1,204	$1,069	$1,309	$951
New relationships	—	9	6	91
Closed relationships	(4)	—	(4)	(7)
Contributions	29	7	50	25
Withdrawals	(4)	(3)	(21)	(17)
Market change, net	(29)	17	(144)	56
Ending Balance	$1,196	$1,099	$1,196	$1,099
Yield*	0.09%	0.09%	0.09%	0.08%

Investment Agency Balance as of Beginning of Period	$1,634	$2,044	$2,063	$1,840
New relationships	4	12	36	73
Closed relationships	(13)	(35)	(53)	(58)
Contributions	25	73	97	241
Withdrawals	(49)	(45)	(245)	(173)
Market change, net	(62)	(30)	(359)	96
Ending Balance	$1,539	$2,019	$1,539	$2,019
Yield*	0.78%	0.72%	0.84%	0.69%

Custody Balance as of Beginning of Period	$566	$614	$633	$518
New relationships	—	—	14	—
Closed relationships	—	—	(1)	(1)
Contributions	—	3	78	74
Withdrawals	(44)	(11)	(110)	(21)
Market change, net	—	7	(92)	43
Ending Balance	$522	$613	$522	$613
Yield*	0.03%	0.03%	0.04%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,095	$1,143	$1,143	$1,056
New relationships	—	—	14	8
Closed relationships	(2)	(4)	(41)	(56)
Contributions	35	30	86	85
Withdrawals	(29)	(23)	(84)	(81)
Market change, net	(128)	67	(147)	201
Ending Balance(1)	$971	$1,213	$971	$1,213
Yield*	0.17%	0.14%	0.17%	0.14%

Total Assets Under Management as of Beginning of Period	$6,278	$6,762	$7,352	$6,255
New relationships	9	30	107	197
Closed relationships	(19)	(40)	(100)	(124)
Contributions	91	126	320	466
Withdrawals	(156)	(107)	(661)	(471)
Market change, net	(285)	135	(1,100)	583
Total Assets Under Management	$5,918	$6,906	$5,918	$6,906
Yield*	0.32%	0.30%	0.33%	0.29%

________________________________________

* Trust & investment management fees divided by period end balance.

(1) AUM reported for the current period are one quarter in arrears.

AUM decreased $359.2 million, or 5.7%, for the three months ended September 30, 2022 and decreased $1.43 billion, or 19.5%, for the nine months ended September 30, 2022. The decrease was primarily attributable to unfavorable market conditions resulting in a decrease in the value of AUM balances.

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

As of December 31, 2021, all our investments in securities were classified as available-for-sale. The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income on April 1, 2022 remained in other comprehensive income and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of September 30, 2022, all our investments in securities were classified as held-to-maturity.

The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	September 30, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities held-to-maturity:
U.S. Treasury debt	$241	$—	$(9)	$232
U.S Government Agency	251	—	(2)	249
Corporate bonds	23,871	2	(1,641)	22,232
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	41,697	—	(2,710)	38,987
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	6,934	—	(634)	6,300
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	7,073	14	(498)	6,589
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,190	—	(155)	4,035
Total securities held-to-maturity	$84,257	$16	$(5,649)	$78,624

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities—residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities—residential	14,400	43	—	14,443
GMO and MBS—commercial	878	—	—	878
CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of September 30, 2022. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of September 30, 2022
	One Year or Less			One to Five Years			Five to Ten Years		After Ten Years
		Weighted			Weighted			Weighted		Weighted
	Amortized	Average		Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield		Cost	Yield		Cost	Yield	Cost	Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%		$241	*	%	$—	—%	$—	—%
U.S. Government agency	251	*		—	—		—	—	—	—
Corporate bonds	—	—		1,991	0.10		21,565	1.16	315	0.01
GNMA mortgage-backed securities - residential	—	—		117	*		—	—	41,580	1.25
FNMA mortgage-backed securities - residential	—	—		—	—		1,397	0.02	5,537	0.12
Government CMO and MBS - commercial	—	—		67	*		1,287	0.04	5,719	0.13
Corporate CMO and MBS	—	—		—	—		27	*	4,163	0.18
Total held-to-maturity	$251	*	%	$2,416	0.10%		$24,276	1.22%	$57,314	1.69%

	Maturities as of December 31, 2021
	One Year or Less		One to Five Years			Five to Ten Years		After Ten Years
		Weighted		Weighted			Weighted		Weighted
	Amortized	Average	Amortized	Average		Amortized	Average	Amortized	Average
(Dollars in thousands)	Cost	Yield	Cost	Yield		Cost	Yield	Cost	Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	%	$—	—%	$—	—%
U.S. Government agency	506	0.02	164	*		1,190	0.04	1,662	0.07
Corporate bonds	—	—	—	—		8,113	0.71	—	—
GNMA mortgage-backed securities - residential	—	—	—	—		—	—	26,611	0.92
FNMA mortgage-backed securities - residential	—	—	176	0.01		2,183	0.10	12,041	0.36
Government CMO and MBS - commercial	—	—	202	0.01		—	—	676	0.04
Corporate CMO and MBS	—	—	—	—		33	*	1,459	0.07
Total available-for-sale	$506	0.02%	$792	0.02%		$11,519	0.85%	$42,449	1.46%

________________________________________

* Not meaningful

As of September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

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

In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2022 and December 31, 2021, we had mortgage loans held for sale of $12.7 million and $30.6 million, respectively, in residential mortgage loans we originated.

Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of September 30, 2022, the Company has $22.9 million in loans accounted for under the fair value option with an unpaid principal balance amount of $22.6 million. See Note 14 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2022, the Company has $7.7 million in PPP loans outstanding with $0.2 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.

The following presents our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	September 30,		December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$154,748	6.7%	$261,190	13.4%
Consumer and Other(2)	50,429	2.1	34,758	1.8
Construction and Development	228,060	9.7	178,716	9.1
1-4 Family Residential	822,796	34.9	580,872	29.7
Non-Owner Occupied CRE	527,836	22.4	482,622	24.7
Owner Occupied CRE	220,075	9.3	212,426	10.9
Commercial and Industrial	350,954	14.9	203,584	10.4
Total loans held for investment(3)	$2,354,898	100.0%	$1,954,168	100.0%
Mortgage loans held for sale, at fair value	$12,743		$30,620

________________________________________

(1) Includes PPP loans of $7.7 million and $46.8 million as of September 30, 2022 and December 31, 2021, respectively.

(2) Includes unpaid principal balance of loans held for investment accounted for under fair value option of $22.6 million as of September 30, 2022.

(3) Loans held for investment exclude deferred fees, unamortized premiums/(unaccreted discounts), net, and fair value adjustments on loans held for investment accounted for under fair value option, which collectively totaled ($3.6) million and ($5.0) million as of September 30, 2022 and December 31, 2021, respectively.

●	Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $7.7 million and $46.8 million as of September 30, 2022 and December 31, 2021, respectively.

●	Consumer and Other—consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $22.6 million as of September 30, 2022. There were no loans held for investment accounted for under the fair value option as of December 31, 2021.
●	Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
●	1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
●	Commercial Real Estate, Owner Occupied, and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
●	Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $6.8 million as of September 30, 2022 and December 31, 2021 are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred fees, and unamortized premiums/(unaccreted discounts), as of the dates noted, are summarized in the following tables:

	As of September 30, 2022
	One Year	One Through		Five Through	After
(Dollars in thousands)	or Less	Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities, and Other	$45,827	$105,605	(1)	$2,479	$837	$154,748
Consumer and Other(2)	19,863	27,208		2,338	1,020	50,429
Construction and Development	65,429	156,884		5,747	—	228,060
1-4 Family Residential	31,820	157,028		35,031	598,917	822,796
Non-Owner Occupied CRE	20,908	299,550		190,490	16,888	527,836
Owner Occupied CRE	6,429	71,073		129,923	12,650	220,075
Commercial and Industrial	70,465	227,562		52,927	—	350,954
Total loans	$260,741	$1,044,910		$418,935	$630,312	$2,354,898
Amounts with fixed rates	$98,927	631,019		295,387	23,061	$1,048,394
Amounts with floating rates	161,814	413,891		123,548	607,251	1,306,504
Total loans	$260,741	$1,044,910		$418,935	$630,312	$2,354,898

	As of December 31, 2021
	One Year		One Through		Five Through	After
(Dollars in thousands)	or Less		Five Years		Fifteen Years	Fifteen Years	Total
Cash, Securities, and Other	$113,984	(1)	$137,675	(1)	$5,434	$4,097	$261,190
Consumer and Other	22,314		11,214		127	1,103	34,758
Construction and Development	74,111		96,817		7,788	—	178,716
1-4 Family Residential	24,824		126,681		33,085	396,282	580,872
Non-Owner Occupied CRE	66,036		275,057		125,330	16,199	482,622
Owner Occupied CRE	5,255		66,656		129,890	10,625	212,426
Commercial and Industrial	46,742		107,596		49,246	—	203,584
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
Amounts with fixed rates	$120,549		$506,040		$253,223	$26,682	$906,494
Amounts with floating rates	232,717		315,656		97,677	401,624	1,047,674
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168

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

The CARES Act provided banks optional, temporary relief from accounting for certain loan modifications as a TDR. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition. In accordance with that guidance, the Company is recognizing interest income on all loans modified for temporary payment moratoriums, primarily for a period of 180 days or less.

In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of September 30, 2022, the Company’s loan portfolio included 51 non-acquired loans which were previously modified under the loan modification program, totaling $88.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of September 30, 2022, there were 15 of these loans, totaling $3.4 million.

All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2022. Non-acquired COVID modified loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of September 30, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.

Non-Performing Assets

Non-performing assets include non-accrual loans, TDRs, and OREO. The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. In the second quarter of 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on an impaired loan. In the third quarter of 2022, one of the units associated with the property was sold for $0.2 million. As of September 30, 2022, the remaining unit of the OREO property had a carrying amount of $0.2 million.

The amount of lost interest for non-accrual loans was $0.1 million for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, respectively, the amount of lost interest was immaterial and $0.2 million.

We had $3.9 million and $4.3 million in non-performing assets as of September 30, 2022 and December 31, 2021, respectively.

The following presents information regarding non-performing loans as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Non-accrual loans by category (1)
Cash, Securities, and Other	$4	$6
Consumer and Other	65	2
Construction and Development	201	—
1-4 Family Residential	69	75
Owner Occupied CRE	1,179	1,241
Commercial and Industrial	2,184	2,938
Total non-accrual loans	3,702	4,262
TDRs still accruing	42	55
Total non-performing loans	3,744	4,317
OREO	187	—
Total non-performing assets	$3,931	$4,317
Non-accrual loans to total loans(2)	0.16%	0.22%
Non-performing loans to total loans(2)	0.16	0.22
Non-performing assets to total assets	0.14	0.17
Allowance for loan losses to non-accrual loans	434.39	322.20
Allowance for loan losses to non-performing loans	429.51	317.36
Accruing loans 90 or more days past due	$1,007	$10

________________________________________

(1) As of September 30, 2022 and December 31, 2021, all but one non-accrual loan, totaling $0.2 million and an immaterial amount, respectively, were also classified as TDRs. See Note 4 – Loans and the Allowance for Loan Losses to the condensed consolidated financial statements.

(2) Excludes mortgage loans held for sale of $12.7 million and $30.6 million as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, non-performing loans of $3.7 million and $4.3 million, respectively, were included in the substandard category in the table below. The following presents, by class and by credit quality indicator, the recorded investment in our loans as of the dates noted (dollars in thousands):

	As of September 30, 2022
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$154,744	$—	$4	$—	$154,748
Consumer and Other(2)	27,781	—	—	22,648	50,429
Construction and Development	227,859	—	201	—	228,060
1-4 Family Residential	822,728	—	68	—	822,796
Non-Owner Occupied CRE	527,794	42	—	—	527,836
Owner Occupied CRE	218,896	—	1,179	—	220,075
Commercial and Industrial	337,003	11,767	2,184	—	350,954
Total	$2,316,805	$11,809	$3,636	$22,648	$2,354,898

	As of December 31, 2021
		Special
	Pass	Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

________________________________________

(1) Includes PPP loans of $7.7 million and $46.8 million as of September 30, 2022 and December 31, 2021, respectively.

(2) Includes $22.6 million of unpaid principal balance of loans held for investment accounted for under fair value option as of September 30, 2022.

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

We are closely monitoring the changing dynamics in the economy and the related impacts to our clients. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. During the third quarter of 2022, the Company recorded a provision of $1.8 million. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of September 30, 2022.

The following presents summary information regarding our allowance for loan losses during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average loans outstanding(1)(2)	$2,241,343	$1,592,800	$2,059,213	$1,573,919
Total loans outstanding at end of period(3)	$2,351,322	$1,603,050	$2,351,322	$1,603,050
Allowance for loan losses at beginning of period	$14,357	$12,552	$13,732	$12,539
Provision for loan losses	1,756	406	2,485	418
Charge-offs:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	(50)	—	(242)	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	(50)	—	(242)	—
Recoveries:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	18	6	106	7
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total recoveries	18	6	106	7
Net (charge-offs) recoveries	(32)	6	(136)	7
Allowance for loan losses at end of period	$16,081	$12,964	$16,081	$12,964
Allowance for loan losses to total loans(4)	0.68%	0.81%	0.68%	0.81%
Net charge-offs to average loans	*	*	0.01	*

________________________________________

(1) Average balances are average daily balances.

(2) Excludes average outstanding balances of mortgage loans held for sale of $11.5 million and $54.7 million for the three months ended September 30, 2022 and 2021, respectively and $17.9 million and $105.3 million for the nine months ended September 30, 2022 and 2021, respectively.

(3) Excludes mortgage loans held for sale of $12.7 million and $51.3 million as of September 30, 2022 and 2021, respectively.

(4) End of period loans as of September 30, 2022 include $248.6 million in acquired loans, $6.9 million in bank originated PPP loans, $0.8 million of acquired PPP loans, and $22.6 million of unpaid principal balance of loans held for investment accounted for under the fair value option. No reserve is allocated for those loans. Excluding these loans would result in an increase of the ratio for the three and nine months ended September 30, 2022.

(*) Immaterial

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

	As of September 30,		As of December 31,
	2022		2021
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities, and Other	$1,097	6.7%	$1,598	13.4%
Consumer and Other	197	2.1	266	1.8
Construction and Development	1,570	9.7	1,092	9.1
1-4 Family Residential	5,669	34.9	3,553	29.7
Non-Owner Occupied CRE	3,637	22.4	2,952	24.7
Owner Occupied CRE	1,508	9.3	1,292	10.9
Commercial and Industrial	2,403	14.9	2,979	10.4
Total allowance for loan losses	$16,081	100.0%	$13,732	100.0%

________________________________________

(1) Represents the percentage of loans to total loans in the respective category.

Deferred Tax Assets, Net

Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of September 30, 2022, remained flat compared to December 31, 2021.

Deposits

Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $38.3 million, or 1.7%, to $2.17 billion as of September 30, 2022 from December 31, 2021. Total average deposits for the three months ended September 30, 2022 were $2.15 billion, an increase of $431.2 million, or 25.0%, compared to $1.72 billion as of September 30, 2021. The decrease in total deposits from December 31, 2021 was attributable to client operating cash outflows and increased competition for deposits. The increase in average deposits for the three months ended September 30, 2022 compared to the same period in 2021 was due to the deposits added through the Teton acquisition.

The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	For the Three Month Period Ending September 30,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$1,019,639	0.91%	$881,853	0.22%
Demand deposit accounts	289,545	0.14	133,681	0.16
Uninsured time deposits	52,992	1.24	64,971	1.19
Other time deposits	87,514	0.50	74,298	0.49
Total time deposits	140,506	0.78	139,269	0.82
Savings accounts	30,598	0.02	5,630	0.03
Total interest-bearing deposits	1,480,288	0.73	1,160,433	0.29
Noninterest-bearing accounts	673,949		562,569
Total deposits	$2,154,237	0.50	$1,723,002	0.19

	For the Nine Month Period Ending September 30,
	2022		2021
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Deposits
Money market deposit accounts	$1,057,051	0.45%	$879,413	0.23%
NOW accounts	301,501	0.15	126,544	0.17
Uninsured time deposits	52,001	1.12	61,356	1.28
Other time deposits	101,560	0.48	89,539	0.58
Total time deposits	153,561	0.70	150,895	0.87
Savings accounts	31,930	0.04	6,198	0.03
Total interest-bearing deposits	1,544,043	0.41	1,163,050	0.31
Noninterest-bearing accounts	674,081		553,314
Total deposits	$2,218,124	0.29	$1,716,364	0.21

Average noninterest-bearing deposits to average total deposits was 31.3% and 32.7% for the three months ended September 30, 2022 and 2021, respectively, and 30.4% and 32.2% for the nine months ended September 30, 2022 and 2021, respectively.

Our average cost of funds was 0.65% and 0.28% for the three months ended September 30, 2022 and 2021, respectively, and 0.38% and 0.29% for the nine months ended September 30, 2022 and 2021, respectively.  The increase in cost of funds was primarily driven by increased rates on existing accounts in the third quarter of 2022 and an increase in short term borrowings which provided additional liquidity for funding the growth in the balance sheet.

Total money market accounts as of September 30, 2022 were $1.01 billion, a decrease of $45.8 million, or 4.3%, compared to December 31, 2021. NOW accounts decreased $32.7 million, or 10.6%, to $277.2 million compared to December 31, 2021.

Total time deposits as of September 30, 2022 were $186.7 million, an increase of $16.2 million, or 9.5%, from December 31, 2021.

The following presents the amount of certificates of deposit by time remaining until maturity as of September 30, 2022 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$14,674	$5,624	$12,127	$38,074	$70,499
Other	51,003	31,742	22,708	10,728	116,181
Total	$65,677	$37,366	$34,835	$48,802	$186,680

Borrowings

We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2022 and December 31, 2021, borrowings totaled $305.8 million and $77.7 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.

The increase in borrowings is attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $5.8 million and the redemption of $6.6 million in subordinated notes. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2022	2021
Borrowings
FHLB borrowings	$267,432	$15,000
Federal Reserve borrowings	5,793	23,629
Subordinated notes	32,584	39,031
Total	$305,809	$77,660

FHLB

We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2022 and December 31, 2021 amounted to $1.13 billion and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $532.4 million as of September 30, 2022.

As of or for the
Nine Months Ended
September 30,
2022
Short-term borrowings
Maximum outstanding at any month-end during the period	$267,432
Balance outstanding at end of period	267,432
Average outstanding during the period	47,023
Average interest rate during the period	0.71%
Average interest rate at the end of the period	1.53

The Bank has borrowing capacity associated with three unsecured federal funds lines of credit up to $10.0 million, $19.0 million, and $25.0 million. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.

Liquidity and Capital Resources

Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds include the ability to borrow from FHLB, other correspondent banks, and the use of brokered deposits.

The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Sources of Funds:
Deposits:
Noninterest-bearing	26.34%	26.36%
Interest-bearing	57.86	60.39
FHLB and Federal Reserve borrowings	4.65	2.27
Subordinated notes	1.27	1.28
Other liabilities	0.79	0.82
Shareholders’ equity	9.09	8.88
Total	100.00%	100.00%
Uses of Funds:
Total loans	87.02%	79.99%
Investment securities	3.41	2.77
Mortgage loans held for sale	0.45	0.70
Interest-bearing deposits in other financial institutions	3.97	11.64
Federal funds sold	0.01	0.03
Noninterest-earning assets	5.14	4.87
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	31.28%	30.39%
Average loans to total average deposits	104.04	92.84
Average interest-bearing deposits to total average deposits	68.72	69.61

Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources

Total shareholders’ equity increased $15.8 million, or 7.2%, from December 31, 2021 to $234.9 million as of September 30, 2022. The increase is primarily due to net income.

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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2022 and December 31, 2021, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$222,270	10.32%	$203,164	11.40%
Consolidated Company	206,223	9.54	188,777	10.54
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	222,270	10.32	203,164	11.40
Consolidated Company	206,223	9.54	188,777	10.54
Total capital to risk-weighted assets
Bank	238,853	11.09	217,215	12.19
Consolidated Company	255,806	11.84	242,388	13.54
Tier 1 capital to average assets
Bank	222,270	8.84	203,164	10.05
Consolidated Company	206,223	8.18	188,777	9.31

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

The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of September 30, 2022
		More than	More than
	1 Year	1 Year but Less	3 Years but Less	5 Years
	or Less	than 3 Years	than 5 Years	or More		Total
FHLB and Federal Reserve	$267,432	$—	$5,793	$—		$273,225
Subordinated notes	—	—	—	32,584	(1)	32,584
Time deposits	137,878	33,011	15,791	—		186,680
Minimum lease payments	3,231	5,563	1,387	1,701		11,882
Total	$408,541	$38,574	$22,971	$34,285		$504,371

________________________________________

(1) Reflects contractual maturity dates of March 31, 2030, December 1, 2030, and September 1, 2031.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$210,371	$633,990	$136,289	$442,035
Standby letters of credit	8,677	20,867	2,420	20,940
Commitments to make loans to sell	23,442	—	60,529	—
Commitments to make loans	83,940	72,694	16,256	14,920

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

The board of directors monitors interest rate risk by analyzing the potential impact on the net economic value of equity and net interest income from potential changes in interest rates and considers the impact of alternative strategies or changes in balance sheet structure. We manage our balance sheet, in part, to maintain the potential impact on economic value of equity and net interest income within acceptable ranges despite changes in interest rates.

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

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

	As of September 30, 2022		As of December 31, 2021
	Percent Change	Percent Change	Percent Change	Percent Change
	in Net Interest	in Fair Value of	in Net Interest	in Fair Value of
Change in Interest Rates (Basis Points)	Income	Equity	Income	Equity
300	(4.96)%	(14.10)%	11.85%	11.17%
200	(2.62)	(7.34)	9.31	11.43
100	(1.27)	(3.07)	4.88	7.78
Base	—	—	—	—
−100	0.78	(1.10)	(2.58)	(26.39)

The model simulations as of September 30, 2022 imply that our balance sheet is less asset sensitive compared to our balance sheet as of December 31, 2021.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Maximum number (or
			Total number of	approximate dollar
			shares purchased	value) of shares
	Total number	Average	as part of publicly	that may yet be
	of shares	price paid	announced plans	purchased under the
	purchased (1)	per share	or programs	plans or programs
July 1, 2022 through July 31, 2022	4,323	$27.19	—	—
August 1, 2022 through August 31, 2022	1,111	27.45	—	—
September 1, 2022 through September 30, 2022	—	—	—	—

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

First Western Financial, Inc.

November 4, 2022	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer, and President

November 4, 2022	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp
Chief Operating Officer, Chief Financial Officer, and Treasurer