Form 10-K
period 2022-12-31
First Western Financial Inc
filed 2023-03-15
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_____ TO _____
Commission File Number 001-38595
____________________________________________
First Western Financial, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________

Colorado	37-1442266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 16th Street, Suite 1200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 303.531.8100
____________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2022, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $214.4 million.
The number of shares of the registrant’s common stock outstanding as of March 10, 2023 was 9,507,565.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.
____________________________________________

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
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•geographic concentration in Colorado, Arizona, Wyoming, California, and Montana;
•changes in the economy affecting real estate values and liquidity;
•risks associated with higher inflation;
•changes in interest rates;
•the adequacy of our allowance for loan losses;
•weak economic conditions and global trade;
•our ability to continue to originate residential real estate loans and sell such loans;
•risks specific to commercial loans and borrowers;
•claims and litigation pertaining to our fiduciary responsibilities;
•competition for investment managers and professionals and our ability to retain our associates;
•fluctuation in the value of our investment securities;
•the terminable nature of our investment management contracts;
•changes to the level or type of investment activity by our clients;
•investment performance, in either relative or absolute terms;
•legislative changes or the adoption of tax reform policies;
•external business disruptors in the financial services industry;
•liquidity risks;
•our ability to maintain a strong core deposit base or other low-cost funding sources;
•continued positive interaction with and financial health of our referral sources;
•retaining our largest trust clients;
•our ability to achieve our strategic objectives;

•competition from other banks, financial institutions and wealth and investment management firms;
•our ability to implement our internal growth strategy and manage the risks associated with our anticipated growth;
•the acquisition of other banks and financial services companies and integration risks and other unknown risks associated with acquisitions;
•the accuracy of estimates and assumptions;
•our ability to protect against and manage fraudulent activity, breaches of our information security, and cybersecurity attacks;
•our reliance on communications, information, operating and financial control systems technology and related services from third-party service providers;
•technological change;
•our ability to attract and retain clients;
•unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, war, extreme weather events or other natural disasters;
•new lines of business or new products and services;
•regulation of the financial services industry;
•legal and regulatory proceedings, investigations and inquiries, fines and sanctions;
•limited trading volume and liquidity in the market for our common stock;
•fluctuations in the market price of our common stock;
•actual or anticipated issuances or sales of our common stock or preferred stock in the future;
•the initiation and continuation of securities analysts coverage of the Company;
•potential impairment of goodwill recorded on our balance sheet and possible requirements to recognize significant charges to earnings due to impairment of intangible assets;
•future issuances of debt securities;
•our ability to manage our existing and future indebtedness;
•available cash flows from the Bank; and
•other factors that are discussed in "Part I – Item 1A - Risk Factors."
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

PART I
Item 1: Business
Our Company
First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2022, we provided fiduciary and advisory services on $6.11 billion of trust and investment management assets (referred to as "AUM"), and we had total assets of $2.87 billion, total loans of $2.48 billion, total deposits of $2.41 billion and total shareholders’ equity of $240.9 million.
Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in nineteen locations across Colorado, Arizona, Wyoming, California, and Montana.
We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2022, non-interest income was $28.4 million, or 26.3% of total income before non-interest expense and net interest income was $83.2 million, or 77.1% of total income before non-interest expense.
We believe that we have developed a unique approach to private banking to best serve our Western wealth management clients primarily as a result of the combination of the following factors:
•Offering sophisticated wealth management products and services, including traditional banking as well as trust, wealth planning, investment management and other related services often provided by larger financial institutions with the high-touch and personalized experience that is typically associated with community and trust banks;
•Delivering services through our strategically located private trust bank offices, which we refer to internally as "profit centers"; and
•Using our relationship-based team approach to become a "trusted advisor" to our clients by understanding their investment management, ultimate goals and banking needs and tailoring our products and services to meet those needs.
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

Our Business Strategy
We believe we have built a premier private trust bank in the Western United States that focuses on providing the best financial solutions to our clients. We are service-driven, solution-oriented and relationship-based. We accomplish this by continuing to execute on the following strategies:
•Building Out Existing Markets. Once we have established a presence in a particular geographic market that contains attractive high net worth household demographics, we then look to establish additional locations that are closely situated to sub-concentrations of affluent households and/or commercial activity (a "hub and spoke" market build-out, as we have commenced in Denver, Phoenix, and Jackson Hole). We continue to seek out talent to hire as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. We also seek to employ highly capable associates with local market experience and relationships.
•Deepening Existing Client Relationships. We deliver our services though our nineteen local boutique private trust bank offices, loan production offices, and trust offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.
•Generating Referrals for New Client Relationships. We believe we have demonstrated a successful sales and marketing capability, built around the personal and professional networks and centers of influence of our local profit center leadership. Our existing client base has historically provided a significant amount of new clients through referrals. In surveys, our clients generally rate us very favorably overall in areas of professionalism, reliability, service-orientation, and trust. We have added wealth advisors in many of our profit centers as commissioned sales associates to enhance our acquisition of new clients.
•Developing Client Relationships through our Product Groups. Each profit center is designed to feel like a boutique private trust bank office and is staffed with business development and client service personnel. The profit centers work closely with our central product groups to customize our services to each client’s specific situation, without sacrificing the flexibility, expertise and authority to quickly meet complex client needs. Our central product groups are designed to support a significantly larger client and AUM base, providing an opportunity for significant operating leverage as we open additional profit centers. We have sales and service specialists in our product groups, such as Retirement Services and Mortgage Services, who are able to build relationships within their area of expertise and provide expertise and high quality service that creates an opportunity for a broader relationship across our suite of products and services.
•Expanding to New Markets. We believe that our profit centers are profitable and stable businesses when mature. We also believe that our product group and support center teams have a high degree of operating leverage (i.e., we believe that increasing the number of profit centers would not require a proportionate increase in our product group or support center expenses). Therefore, a key strategy of ours is to add incremental profit centers and grow them to maturity. We continue to seek out talent as part of our strategy of building out existing markets and continue to be successful in hiring teams that help us accomplish this goal. The trends in the financial services industry that make our business model successful in our existing geographic markets also exist in other locations in the Western United States. Our analysis indicates that there are hundreds of markets and submarkets in the Western United States that could support our profit centers and fit our target demographics. As such, we intend to continue to explore new Western United States markets with favorable high net worth demographics and competitive landscapes.
•Growing our Core Deposit Franchise. The strength of our deposit franchise is derived from the long-standing relationships we have with our clients and the strong ties we have to the markets we serve. Our deposit footprint has provided, and we believe will continue to provide, primary support for our loan growth. A key part of our strategy is to continue to enhance our funding sources by continuing to build our private and commercial banking capabilities to keep building our base of attractively priced core deposits.

•Attracting Talent. Our team of seasoned associates has been, and will continue to be, an important driver of our organic growth by further developing relationships with current and potential clients. We have a record of hiring experienced associates to enhance our organic growth, and sourcing and hiring talent will continue to be a core focus for us. We have significant insider ownership, and, in 2021, the Board approved stock ownership guidelines to further align management and shareholder interests. We believe that our client service model, financial strength, growth strategy and public company status will further enhance our ability to attract and retain this talent.
•Developing New Products. We seek to be the primary source of financial products and services for our clients. By continuing to expand our product offerings—either by internal product development or establishing third-party relationships—we work to meet expanding client needs while further diversifying our revenue streams. This includes our recent efforts to focus on our product management disciplines as well as upgrading our commercial banking capabilities, adding market expertise in certain business verticals.
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

As of December 31, 2022, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Gross Loans
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
1-4 Family Residential. Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2022, 1-4 family residential loans were $898.2 million, or 36.3% of our total loan portfolio, consisting of $180.1 million and $718.1 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2022, the average term on our 1-4 family portfolio was 20.0 years with an average remaining term of 18.6 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.
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
Cash, Securities and Other. Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. As of December 31, 2022, loans secured with cash, marketable securities and other were $165.7 million, or 6.6% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.

Consumer and Other. Our consumer and other loan portfolio consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $23.4 million as of December 31, 2022. Consumer and other loans were $50.0 million, or 2.0% of our total loan portfolio.
Commercial and Industrial. We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate, and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2022, commercial and industrial loans were $361.0 million, or 14.6% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 3.1 years with an average remaining term of 2.0 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.
Commercial Real Estate, Owner Occupied and Non-Owner Occupied. We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2022, owner occupied commercial real estate loans were $216.1 million, or 8.7% of our total loan portfolio, and non-owner occupied commercial real estate loans were $496.8 million, or 20.1% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.
Construction and Development. We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate as well as financial guarantees from the borrower and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2022, construction and development loans were $288.5 million, or 11.7% of our total loan portfolio.

Concentrations. Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, California, and Montana, as approximately 83.6% of the loans in our loan portfolio as of December 31, 2022 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming, California, and Montana. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. As of December 31, 2022, management believes the allowance for loan losses is adequate to absorb probable incurred losses in our loan portfolio.
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
We provide a broad range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, ICS®, certificates of deposit and CDARS® reciprocal products. We also offer a range of treasury management products including cash manager and commercial analysis accounts, electronic receivables management, remote deposit capture, cash vault services, merchant services and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.
For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2022 and 2021, we had brokered deposits of $115.3 million and $22.3 million, respectively.
We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2022, total deposits were $2.41 billion, an increase of $199.5 million, or 9.0%, compared to $2.21 billion as of December 31, 2021.

As of December 31, 2022, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

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
We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2022, total AUM was $6.11 billion, a decrease of $1.24 billion, or 16.9%, compared to $7.35 billion as of December 31, 2021.

As of December 31, 2022, we provided fiduciary and advisory services on $6.11 billion of trust and investment management assets, as shown below:

Trust and Investment Management Assets
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
Other Products
In addition to the traditional loan, deposit and trust and investment management products and services, our profit centers are supported by a central team of specialized product experts in our "product groups," which include experienced professionals in commercial banking, investment management, wealth planning, risk management/insurance, personal trust, retirement planning and tax-advantaged products, and mortgage lending. We believe that the sophistication of our product groups rivals the offerings and expertise typically provided by larger financial institutions. Our product groups are led and staffed with highly accredited and well known professionals, each with significant experience in their fields. Beyond traditional banking, trust and wealth management activities, at each profit center we provide other services including:
•Mortgage Lending. Although our primary objective is to originate loans for our own portfolio, we also conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Typically, loans with a fixed interest rate of greater than 10 years are available-for-sale and sold on the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies.
•Treasury Management. We offer a broad range of customized treasury management products and services for commercial accounts, including disbursement and payables management, liquidity management and online business banking services. Our profit center sales and service teams are supported by a central team of treasury management specialists and deposit operations professionals.
•Risk Management/Insurance. Through the wealth planning process, our profit center teams are supported by a central team of insurance planning experts, specializing in risk management services, estate tax law, trusts and tax planning. We offer customized solutions in the form of, among others, charitable giving tax strategies, deferred-compensation plans, irrevocable life insurance trusts, long-term care insurance, and executive key person insurance.
•Retirement Services, including 401(k) Plan Consulting. We have a team of retirement plan consultants who partner with businesses to sponsor retirement plans. We offer creative corporate retirement plan design and analysis solutions and fiduciary liability management, providing tools such as corporate retirement plans, and ERISA regulation compliance, education and expertise.
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
To demonstrate how these three groups—profit centers, product groups and support centers—work together to deliver a highly competitive product offering through a team of local professionals, our investment management offering is an example:
•In each profit center, there are one or more portfolio managers that work as part of that local team’s sales and service delivery. These portfolio managers are typically Certified Financial Planners, and occasionally Chartered Financial Analysts, with experience in wealth planning and portfolio construction. They meet with clients and develop an overall wealth management strategy, specific goals and objectives, an investment policy statement, and an implementation plan. They use our guided architecture, a diverse array of select third-party and proprietary investment products covering a broad range of asset classes as their source for portfolio construction options, asset allocation and products. Sales and marketing support is provided centrally but delivered locally.
•Our investment platform is controlled by our central investment research group, which has a strong research focus and includes many associates who have Chartered Financial Analyst designations, with oversight by our Chief Investment Officer and our Investment Policy Committee.
•Operational support for these profit center and product group teams is provided by our central trust and investment management support center team.
Investment Activities
The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2022, the carrying value of our investment portfolio totaled $81.1 million, with an average yield of 2.8%.
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, subordinated debt bonds, and mutual funds. We participate in the Mortgage Partnership Finance Program ("MPF") and are required to maintain an investment in Federal Home Loan Bank of Topeka ("FHLB") stock, which investment is based on the level of our FHLB borrowings. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee ("ALCO") and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.
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
Enterprise Risk Management
We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We utilize the COSO 2017 ERM Framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. Our Enterprise Risk Management ("ERM") Committee oversees our ERM program. This group contains key members of management including the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:
•Integrate ERM practices with our strategy setting process and performance management practices to realize benefits related to value;
•Improve the Company’s ability to identify risks and establish appropriate responses to reduce costs and limit losses;
•Identify operational gaps to reduce performance variability;

•Include business resiliency in strategy setting;
•Identify interrelated risks within First Western and establish an integrated response; and
•Assess the positive and negative aspects of risk to address challenges and opportunities within our internal and external environment.
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
Human Capital Overview
As of December 31, 2022, we had 365 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partners both within their teams and with our clients as we build a partnership for generations to come.

We strive to be a high performing financial institution producing consistent, strong financial results, coming from a well-executed strategy. It is our belief that this can only be accomplished by a well-run organization of outstanding, motivated, engaged and supported associates. Internally, we call this a “People First” mind-set and over the last several years have focused on building upon the foundational elements of this strategy. Those elements include an internally developed manager training program designed to train our managers to be great bosses in support of a culture of learning, collaboration, growth and development. Providing meaningful work for our associates by connecting their role to the Company’s mission and vision as well as simplifying and streamlining repetitive tasks to make work more interesting and value added. We are building career paths, development opportunities and accountabilities into each role so that throughout the associates lifecycle there is opportunity to master skills and pursue professional and personal growth. People First is also about building connection and community with the Company. We believe the benefits of being part of our Company means you are appreciated and valued, you can build meaningful relationships, and have a sense of mutual accountability.
None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our strong relationships with our associates are central to establishing the corporate culture we need to serve our clients, shareholders, and our communities well.
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

We continue to take steps to expand our role as an employer that champions diversity, equity, and inclusion grounded in and by our core values. In 2020, we established a DEI Task Force, led by our CEO, to develop and support DEI programs and policies. We established six subcommittees devoted to carrying out our goal of fostering a diverse, equitable, and inclusive Company and workforce. In late 2022 we began the process of redefining our DEI program to include four action-oriented groups. Once implemented, the members of each ARG (Associate Resource Group) will work towards moving initiatives forward to meet goals established by leadership. In addition, we are members of Colorado Inclusive Economy, a business-led non-profit focused on promoting effective DEI initiatives.
The Company has invested in developing the necessary formal infrastructure to ensure fair pay across job classes and our geographic footprint. It has also adopted and enforces codes of conduct that establish principles of integrity, respect, and excellence at all levels of the Company.
Learning and Development
We provide extensive training to our associates in an effort to ensure that our clients receive superior service and that our risks are well managed. Learning and development opportunities consist of leadership development programs, communication courses, and technical development training (to name a few) as part of our goal to provide associates meaningful work with career advancement and opportunity for growth and development. Our strategic commitment to learning and development ensures the Company’s leadership and management teams continue to grow at a pace consistent with our financial growth goals.
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

The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
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
The federal bank regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. On September 9, 2022, the U.S. federal banking regulators announced their intent to revise regulatory capital requirements to align them with the regulatory capital standards that were finalized by the Basel Committee in December 2017, however a proposed rule has not yet been issued. In addition, the U.S. federal banking regulators stated that Community banking organizations would not be impacted by the proposal. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
Regulation of the Bank
Capital Adequacy. Under the Basel III Capital Rules, discussed above, the FDIC monitors the capital adequacy of the Bank by using a combination of risk-based guidelines and leverage ratios. The FDIC considers the Bank’s capital levels when acting on various types of applications and when conducting supervisory activities related to the safety and soundness of the Bank and the banking system. Higher capital levels may be required if warranted by the circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.
As of December 31, 2022, and 2021, the Bank exceeded all regulatory minimum capital requirements.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater and a leverage capital ratio of 5.0% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4.0% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4.0%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage capital ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
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
As of December 31, 2022, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order, or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business that we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.
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
Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its clients. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Company and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
Brokered Deposit Restrictions. Well capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and is subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits.
Community Reinvestment Act. The CRA is intended to encourage banks to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. The CRA then requires bank regulators to consider the bank's record in meeting the needs of its community when considering certain applications by a bank, including applications to establish a banking center or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.
When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.
Insider Credit Transactions. Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to certain executive officers, directors, principal shareholders, and any related interests of such persons (Regulation O). Extensions of credit to such persons must (a) be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered by such restrictions, and (b) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.
Safety and Soundness Standards. Under the FDIC Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences
Transactions with Affiliates
Transactions between depository institutions and their affiliates, including transactions between the Bank and the Company, are governed by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which a depository institution and its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the depository institution’s capital stock and surplus and contains an aggregate limit on all such transactions with all affiliates of an amount equal to 20% of the depository institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances or letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or at least as favorable to the depository institution and its subsidiaries, as those for similar transactions with non-affiliates.
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
Colorado state law provides that a Colorado-chartered bank can establish a branch anywhere in Colorado provided that the branch is approved in advance by the CDB. The branch must also be approved by the FDIC. The approval process considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a de novo branch in any state if the law of the state in which the branch is proposed would permit the establishment of the branch if the bank was charted in such state.
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
Limitations on Incentive Compensation
In June 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder, or individuals who are "significant risk takers" with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified associates.
Cybersecurity
The Federal Financial Institutions Examination Council ("FFIEC") requires financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Further, a financial institution’s management is expected to maintain sufficient business continuity management planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
Additionally, the FDIC's Information Technology Risk Examination (InTREx) Program, based on the Uniform Rating System for Information Technology (URSIT), includes core modules for Audit, Management, Development and Acquisition, and Support and Delivery component ratings. If we fail to remain compliant with changing components of this regulation, we could be subject to various regulatory sanctions, including financial penalties.
The FFIEC's examination procedures regarding overall business continuity management ("BCM") focus on enterprise-wide approaches that address technology, business operations, testing, and communication strategies critical to the continuity of the business. The BCM procedures describe principles and practices for information technology ("IT") and operations designed to achieve safety and soundness, consumer financial protection, and compliance with applicable laws, regulations, and rules. Continued testing, training, and program updates ensure appropriate response to cyber and non-cyber, human and non-human disaster events. While we are compliant with BCM measures, the scope and severity of cyber and non-cyber, human, and non-human disaster events is unpredictable.
The Company has a robust pandemic plan, which covers disaster events similar to COVID-19 and includes detailed preparation, training, and testing that have been conducted over multiple years prior to COVID-19. This preparation includes a comprehensive, annual Business Impact Analysis. As such, the Company remains poised to react to a pandemic event; however, future pandemic strains may be unpredictable in scope and severity of impact.
The Federal Trade Commission's (FTC) Safeguard's Rule was updated effective January 2022. The safeguard provision of the FTC's Gramm-Leach Bliley Act (GLBA) requires the Bank to take steps to protect their clients' information. The law requires the Bank to create a written information security plan that outlines its strategy for protecting customer/client information. The Bank must have reasonable administrative, technical, and physical safeguards to protect the security, confidentiality, and integrity of client information. The security measures must be commensurate with its size, scope of activities, sensitivity of the information in question, and the risk of data loss. While we are compliant with the FTC Safeguard's Rule, unforeseen risks and threats could challenge the strategy for protecting such information and the controls in place.
Cloud Adoption
The U.S. Treasury Department Office of Cybersecurity and Critical Infrastructure Protection (OCCIP) released a report on the current landscape of cloud adoption in December 2022. The report noted that financial institutions of all sizes are increasingly viewing cloud services as an important component of their technology program. The COVID-19 pandemic accelerated consumer demand for innovative offerings via digital channels, financial institution demand to accommodate remote work, and vendors favoring cloud-based offerings are all driving the trend in cloud adoption. Many larger financial institutions plan to adopt a hybrid model which includes both public and private cloud services and to have their own data centers.
Significant benefits such as redundancy, scalability, and security are supporting cloud adoption. Six main challenges were noted by the OCCIP, for greater adoption of cloud by financial institutions: i. transparency in conducting due diligence on Cloud Service Providers (CSPs); ii. gaps in expertise and tools as the growth of cloud service utilization outpaces the talent pool of technologists as well as the capability of financial institutions to validate rapid technological updates; iii. Exposure to potential operational incidents originating from CSPs; iv. Potential impact of market concentration in cloud service offerings on the financial services sector’s ability to be resilient against a large system failure or data breach which could impact multiple financial institutions and their customers; v. the dynamics of smaller institutions being at a disadvantage in securing preferred contract terms given the current market concentration; and vi. The increasingly complex and diverse global landscape for cloud services providers and users to be compliant and to also be able to weather operational challenges with inconsistent regulatory frameworks.

Despite the challenges noted by the OCCIP, the Treasury Department intends to be guided by its Strategic Vision for Supporting the Resilience of the Financial Sector’s Use of Cloud Services and will address issues that could impact operational resilience of the financial institution sector. The Company is currently exploring adoption of a Zero Trust Network Architecture and related cloud security infrastructure to support its migration to the cloud. Despite extensive due diligence with our technology and security advisors and the known benefits of cloud adoption, unforeseen risks and threats in cyberspace continue to evolve to challenge our cybersecurity controls.
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
Banks are not required to incorporate the AML/CFT Priorities into their risk based BSA compliance programs until the effective date of the final revised regulations. Nevertheless, in preparation for any new requirements when those final rules are published, the Bank is considering how it will incorporate the AML/CFT Priorities into its risk based BSA compliance program, by assessing the potential related risks associated with the products and services it offers the customers it serves, and the geographic areas in which it operates.
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
Summary of Risk Factors
The following is a summary of the principal risks that we believe could adversely affect our business, financial condition or results of operations:
Risks Related to Our Business
–Geographic concentration in Colorado, Arizona, Wyoming, California, and Montana.
–Negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
–Changes in interest rates could reduce our net interest margins and net interest income.
–If we are unable to continue to originate residential real estate loans and sell them into the secondary market for a profit, our earnings could decrease.
–Our commercial loan portfolio involves risks specific to commercial borrowers.
–We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
–We may be adversely affected by the soundness of certain securities brokerage firms.
–The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients.
–Changes to the level or type of investment activity by our clients may reduce our fee revenue.
–The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
–We may be adversely impacted by the transition from LIBOR as a reference rate and the uncertainty related to one or more alternative reference rates intended to replace LIBOR.
–Our allowance for loan losses may not be adequate to cover actual losses.
–Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry
–Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.
–We may not be able to maintain a strong core deposit base or other low-cost funding sources.
–We receive substantial deposits and assets under management as a result of referrals by professionals, such as attorneys, accountants, and doctors, and such referrals are dependent upon the continued positive interaction with and financial health of those referral sources.
–Our largest trust client accounts for 36.4% of our total assets under management.
–The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.
–We face intense competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.
–We may not be successful in implementing our internal growth strategy or be able to manage the risks associated with our anticipated growth through opening new boutique private trust bank offices, which could have a material adverse effect on our business, financial condition and results of operations.
–Our goodwill or other intangible assets may become impaired.
–We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

–Fraud, breaches of our information security, and cybersecurity attacks could adversely affect us.
–We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and we may suffer an interruption in those systems.
–Our ability to attract and retain clients and key associates could be adversely affected if our reputation is harmed.
–We may incur significant losses due to ineffective risk management processes and strategies.
–New lines of business or new products and services may subject us to additional risks.
–We rely on customer and counterparty information, which subjects us to risks if that information is not accurate or is incomplete.
–A future pandemic could adversely impact our business and financial results.
–Economic and trade sanctions against targeted foreign countries and regimes could adversely affect us.
Risks Related to Our Regulatory Environment
–The financial services industry is highly regulated and our failure to comply with any current or future regulation may adversely affect us.
–Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.
–We are subject to stringent capital requirements.
–The level of our commercial real estate loan portfolio may subject us to heightened regulatory scrutiny.
–We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
–We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
–Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
–We can be subject to legal and regulatory proceedings, investigations and inquiries related to conduct risk.
Risks Related to Ownership of our Common Stock
–The trading volume in our common stock is less than other larger financial institutions.
–The obligations associated with being a public company require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.
–If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.
–Securities analysts may not initiate or continue coverage on us.
–Our management and board of directors have significant control over our business.
–We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
–Our common stock is subordinate to our existing and future indebtedness, and is effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
–We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
–We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
–Our corporate organizational documents and provisions of federal and state law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition that you may favor or an attempted replacement of our board of directors or management.
–An investment in our common stock is not an insured deposit and is subject to risk of loss.
–The market price of our common stock may be subject to substantial fluctuations and significant declines.
The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Risks Related to Our Business
Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming California, and Montana, leading to significant exposure to those markets.
Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, California, and Montana. As of December 31, 2022, 83.6% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming, California, and Montana may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming, California, and Montana or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2022, approximately $1.91 billion, or 77.9%, of our total loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.
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
Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans and investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities, and the interest we pay on deposits. Additionally, sustained low or high levels of market interest rates could continue to impact our net interest margins and, therefore, our earnings.
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
A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2022, non-interest income represented approximately 26.3% of our total income before non-interest expense. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.
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
Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:
•Existing clients may withdraw funds from our wealth management business in favor of better performing products;
•Asset-based management fees could decline from a decrease in assets under management;
•Our ability to attract funds from existing and new clients might diminish; and
•Our portfolio managers may depart, to join a competitor or otherwise.
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
In 2017, the United Kingdom’s Financial Conduct Authority announced that the publication of 1-week and 2-month US dollar London Interbank Offered Rate ("LIBOR") will cease after December 31, 2021, and the publication of all other US dollar LIBOR settings will cease or be deemed unrepresentative after June 30, 2023. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after June 2023. The Secured Overnight Financing Rate ("SOFR") has been identified by the Alternative Reference Rates Committee ("ARRC" a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) as the rate that represents best practice for use in certain new USD derivatives and other financial contracts. To support the transition to SOFR, the ARRC developed the Paced Transition Plan, with specific steps and timelines designed to encourage adoption of SOFR. In order to develop sufficient liquidity, the ARRC is focused on supporting the launch and usage of SOFR-based financial products in the market and creating a forward-looking term rate based on SOFR.
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
Our allowance for loan losses may not be adequate to cover actual losses and the implementation of the Current Expected Credit Loss accounting standard could require the Company to increase its allowance for credit losses and may have a material adverse effect on its financial condition and results of operations.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. On July 17, 2019, the FASB voted to delay CECL implementation for certain companies including smaller reporting companies ("SRCs") as defined by the SEC. The Company is designated as a SRC with the SEC. The proposed delay by FASB was subject to a comment period. At the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for SRCs to January 1, 2023. CECL requires a change in the model to recognize a valuation allowance based on estimated expected credit losses over the life of the portfolio, compared to the probable incurred loss model. The change to the CECL framework will require the Company to greatly increase the data the Company must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on the Company’s financial condition and results of operations. Based on preliminary results, the Company expects its allowance for credit losses ("ACL") coverage ratio to be within a range of approximately 75-90 bps of total loans and 30-45 bps coverage on off-balance sheet commitments. The Company will implement the new standard beginning January 1, 2023.
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
Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, repayment by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. Potential alternative sources of liquidity include the sale of loans, the acquisition of national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, access to the Federal Reserve discount window and the issuance of additional equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects, safety, soundness or security of the financial services industry as a whole, then our ability to fund our operations, maintain our financial condition and grow our banking and investment advisory and trust businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to maintain a strong core deposit base or other low-cost funding sources.
We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our business depends on our ability to maintain and grow a strong deposit base, including our ability to retain our largest trust clients, many of whom are also depositors, which we may not be able to do. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit outflows, increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits, into investments or to other financial institutions, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2022, 26.0% of our total deposits consisted of our 10 largest depositors. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.
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
Our largest trust client accounts for 36.4% of our total assets under management.
As of December 31, 2022, our largest trust client accounted for, in the aggregate, 36.4% of our total assets under management and 2.6% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.
The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.
Since we commenced our banking business in 2004, we have grown our banking franchise and now have nineteen locations in Colorado, Arizona, Wyoming, California and Montana including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:
•Any newly established offices may not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
•Acquisitions we might consummate in the future may prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings, or if we incur unanticipated costs in integrating the acquired businesses into our operations or if a substantial number of the clients of any of the acquired businesses move their business to our competitors;
•Such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; and
•Additional capital which we may need to support our growth or the issuance of shares in any acquisitions will be dilutive of the investments that our existing shareholders have in the shares of our common stock that they own and in their respective percentage ownership interests they have in the Company.
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
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment of assets, fair values, intangibles, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. Additionally, the adoption of CECL methodology for determining our allowance for credit losses in 2023 is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment.

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
Although we have not experienced a material cybersecurity event to date, there is no assurance that there will not be a cybersecurity attack resulting in material adverse effect in the future. As the Company's business and the cybersecurity landscape evolve, the Company may also find it necessary to make significant further investments to protect data and infrastructure, such as cloud technology, which may have further risks. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent an attack on the Company and its clients. Cybersecurity risk to the Company and its clients will also depend on factors such as actions, practices, and investments of clients, contractors, business partners, vendors, and other third parties. Cyber-attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems, or other critical infrastructure could result in interruptions or delays to Company, client, or other third party operations or services, financial loss, injury to persons or property, potential liability, and damage to brand and reputation. Although the Company takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security.

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
The risk of another pandemic could adversely impact our business and financial results.
•Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s financial condition and business. The effects of a pandemic on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending, trust, wealth management and depository services, and the financial condition and credit risk of our clients. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from or, in some cases, our business decisions may result in, a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to clients, which are generally not drawn upon. During a challenging economic environment, such as an ongoing pandemic, our clients are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity.
•Strategic Risk. Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, including disruptions in the capital markets, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The future effects of a pandemic on economic activity could negatively affect the future banking products we provide including the ability to sell mortgage loan that we originate with the intent to sell.
•Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and profit center activity that largely depend on people, technology, and the use of complex systems and models to manage our business, including access to information technology systems and models as well as information, applications, payment systems and other services provided by third parties. In response to a pandemic, we may modify our business practices and, from time to time, our employees may work remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices, the continuation of these work-from-home measures introduces additional operational risk, especially including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, great risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted clients.
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
•Interest Rate Risk. Our net interest income, lending activities, deposits, hedging activities, and profitability could be negatively affected by volatility in interest rates caused by inflation, recession and other economic impacts stemming from a pandemic. Throughout 2022, the Federal Reserve increased the federal funds rate seven times by a total of 425 bps from the beginning of the year rate of 0.25% to the ending rate of 4.50% at December 31, 2022. The large and frequent rate increases have increased our funding costs and negatively affected market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
•Trust and Investment Management Risk. Recent market volatility has adversely impacted the value of our assets under management. We derive a significant amount of our revenues primarily from investment management fees based on assets under management. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings. A sustained decline in the value of the assets that we manage or otherwise administer or service for others, could have an adverse effect on related fee income and demand for our services.
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
We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2022 and may occur in 2023 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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
The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2022, our CRE 1 Concentration level was 114.3% and our CRE 2 Concentration level was 196.8%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.
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
As of December 31, 2022, our directors and executive officers beneficially owned an aggregate of 1,671,775 shares, or approximately 17.4% of our shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.
We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued $18.0 million aggregate principal amount of subordinated notes due 2030, $15.0 million due 2031 and $20.0 million due 2032. In the future, we may increase our capital resources by making offerings of debt or equity securities, which may include senior or additional subordinated notes, series of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

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
As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures. If required payments on our subordinated debentures are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

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
Our articles of incorporation and our bylaws may have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control or a replacement of our incumbent board of directors or management. Our governing documents include provisions that:
•Empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are to be set by our board of directors;
•Provide that directors may only be removed from office for cause;
•Eliminate cumulative voting in elections of directors;
•Permit our board of directors to alter, amend or repeal our amended and restated bylaws or to adopt new bylaws;
•Prohibit shareholder action by less than unanimous written consent, thereby requiring virtually all actions to be taken at a meeting of the shareholders;
•Require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in writing; and
•Enable our board of directors to increase, between annual meetings, the number of persons serving as directors and to fill the vacancies created as a result of the increase by a majority vote of the directors present at a meeting of directors.
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
The market price of our common stock may be subject to substantial fluctuations and significant declines, which may make it difficult for you to sell your shares at the volume, prices and times desired.
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
The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may affect the market price and trading volume of our common stock, including, without limitation:
•Actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•Changes in economic or business conditions;
•The effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;
•Publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;
•Operating and stock price performance of companies that investors deemed comparable to us;
•Additional or anticipated sales of our common stock or other securities by us or our existing shareholders;
•Additions or departures of key personnel;
•Prevailing market conditions, including increased general market volatility associated with recent fears of pandemics;
•Perceptions in the marketplace regarding our competitors or us;
•Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•Other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and
•Other news, announcements or disclosures (whether by us or others) related to us, our competitors, our primary markets or the financial services industry.
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

ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 2: PROPERTIES
Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates nineteen profit centers, which consists of thirteen boutique private trust bank offices with two locations in Arizona, eight locations in Colorado and three locations in Wyoming; four loan production offices with one location in Ft. Collins, Colorado, one location in Greenwood Village, Colorado, one location in Phoenix, Arizona, and one location in Bozeman, Montana; and two trust offices with one location in Laramie, Wyoming, and one location in Century City, California. We own our locations in Jackson Hole, Pinedale, and Rock Springs, while all remaining locations are leased. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in nineteen locations (listed below) across Colorado, Arizona, Wyoming, California, and Montana:

Colorado	Arizona	Wyoming	California	Montana

Downtown Denver(1)	Phoenix	Jackson Hole	Century City(2)	Bozeman(3)

Aspen	Phoenix(3)	Laramie(2)

Boulder	Scottsdale	Pinedale

Cherry Creek		Rock Springs

Denver Tech Center / Cherry Hills

Ft. Collins(3)

Greenwood Village(3)

Northern Colorado

Vail Valley

Broomfield
_____________________________
(1)Headquarters and co-location of profit center, product groups and support centers
(2)Trust office
(3)Loan production office
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
Holders of Record
As of March 10, 2023, there were approximately 106 holders of record of our common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2022, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	705,672	$22.76	329,035
Equity compensation plans not approved by shareholders	—	—	—
Total	705,672		329,035
Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2022 through October 31, 2022	—	$—	—	—
November 1, 2022 through November 30, 2022	1,413	28.93	—	—
December 1, 2022 through December 31, 2022	—	—	—	—
_____________________________
(1)These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
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
From 2004, when we opened our first profit center, until December 31, 2022, we have expanded our footprint into thirteen full service profit centers, three loan production offices, and two trust offices located across five states. Following the completion of the Teton Financial Services, Inc. (“Teton”) acquisition in the fourth quarter of 2021, we added three full service profit centers in Jackson Hole, Pinedale, and Rock Springs, Wyoming. As of and for the year ended December 31, 2022, we had $2.87 billion in total assets, $107.9 million in total revenues and provided fiduciary and advisory services on $6.11 billion of assets under management ("AUM").
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
A provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") created the Paycheck Protection Program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP was intended to provide loans to small businesses to pay their employees, rent, mortgage interest, and utilities. The loans could be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank was an approved SBA PPP lender and participated in all rounds of the program.
The last round of program funds were depleted in early May 2021. With the originations closed, the SBA turned their attention to forgiveness, processing applications submitted by the Company. Loans funded in 2021 became eligible for forgiveness after the covered period of 8 to 24 weeks, which began for some clients in early second quarter of 2021. As of December 31, 2022, we have received forgiveness payments of $308.4 million from the SBA and have 26 PPP loans for a total of $7.1 million with an average loan size of $0.3 million remaining.

As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company has offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last two years. In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of December 31, 2022, the Company's loan portfolio included 49 non-acquired loans which were previously modified under the loan modification program, totaling $78.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of December 31, 2022, there were 14 of these loans, totaling $3.3 million.
The Company also participated in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2022, the Company had five loans with a balance held by the Bank of $6.6 million.
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
Non-Interest Income
Non-interest income primarily consists of the following:
•Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuation in market values.
•Net gain on mortgage loans—gain on originating and selling mortgages and origination fees, less commissions to loan originators, document review, and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments ("IRLC"), mortgage derivatives, and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold, and market conditions.
•Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for MSLP, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
•Risk management and insurance fees—commissions earned on insurance policies we have placed for clients through our client risk management team who incorporate insurance services, primarily life insurance, to support our clients’ wealth planning needs. Our insurance revenues are primarily impacted by the type and volume of policies placed for our clients.
•Income on company-owned life insurance—income earned on the growth of the cash surrender value of life insurance policies we hold on certain key associates. The income on the increase in the cash surrender value is non-taxable income.
Non-Interest Expense
Non-interest expense is comprised primarily of the following:
•Salaries and employee benefits—all forms of compensation-related expenses including salary, incentive compensation, payroll-related taxes, stock-based compensation, benefit plans, health insurance, 401(k) plan match costs, and other benefit-related expenses. Salaries and employee benefit costs are primarily impacted by changes in headcount and fluctuations in benefits costs.
•Occupancy and equipment—costs related to building and land maintenance, leasing our office space, depreciation charges for the buildings, building improvements, furniture, fixtures and equipment, amortization of leasehold improvements, utilities, and other occupancy-related expenses. Occupancy and equipment costs are primarily impacted by the number of locations we occupy.
•Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
•Technology and information systems—costs related to software and information technology services to support office activities and internal networks. Technology and information system costs are primarily impacted by the number of locations we occupy, the number of associates we have, and the level of service we require from our third-party technology vendors.
•Data processing—costs related to processing fees paid to our third-party data processing system providers relating to our core private trust banking platform. Data processing costs are primarily impacted by the number of loan, deposit and trust accounts we have and the level of transactions processed for our clients.
•Marketing—costs related to promoting our business through advertising, promotions, charitable events, sponsorships, donations, and other marketing-related expenses. Marketing costs are primarily impacted by the levels of advertising programs and other marketing activities and events held throughout the year.
•Amortization of other intangible assets—primarily represents the amortization of intangible assets including client lists, core deposit intangibles, and other similar items recognized in connection with acquisitions.
•Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned ("OREO") for sale, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2022, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.
Acquisitions
On December 31, 2021, the Company closed on our Agreement and Plan of Merger (the “Merger Agreement” or “Teton Acquisition”) with Teton, parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. The Merger Agreement provided that, subject to the terms and conditions set forth in the Merger Agreement, Teton would merge into the Company, with the Company continuing as the surviving corporation. The Merger Agreement also provided that following the merger, Rocky Mountain Bank would merge with and into the Bank, with the Bank surviving the bank merger. See Note 2 – Acquisitions of the accompanying Notes to the Consolidated Financial Statements for additional information.
Results of Operations
Overview
The year ended December 31, 2022 compared with the year ended December 31, 2021. For the year ended December 31, 2022, we reported net income available to common shareholders of $21.7 million, compared to net income available to common shareholders for December 31, 2021 of $20.6 million, a $1.1 million, or 5.3% increase. For the year ended December 31, 2022, our income before income tax was $28.8 million, a $1.5 million, or 5.7%, increase from December 31, 2021. The increase was primarily driven by a $24.2 million increase in net interest income, after provision for loan losses, partially offset by a $10.8 million decrease in net gain on mortgage loans and an $11.0 million increase in non-interest expense. The increase in net interest income was due to an increase in average loan balances and an increase in average loan yields. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume associated with the decrease in refinance activity. The increase in non-interest expense was primarily driven by an increase in personnel expense to support the growth in the balance sheet, and an increase in occupancy and equipment expense driven by building depreciation on the locations acquired with the Teton acquisition and an increase in office lease space related to new Bank locations.
Net Interest Income
The year ended December 31, 2022 compared with the year ended December 31, 2021. For the year ended December 31, 2022, compared to the year ended December 31, 2021, net interest income, before the provision for loan losses, increased $26.6 million, or 47.0%, to $83.2 million. This increase was driven by a $560.2 million increase in average loans outstanding and a 64 bps increase in the average yield on loans, partially offset by a $365.8 million increase in average interest bearing deposit balances and a 54 bps increase in average rates paid on interest bearing deposits. For the year ended December 31, 2022, our net interest margin was 3.35% and our net interest spread was 3.02%. For the year ended December 31, 2021, our net interest margin was 2.99% and our net interest spread was 2.88%.
The increase in average loans outstanding for the year ended December 31, 2022 compared to the same periods in 2021 was primarily due to organic growth and the Teton acquisition at the end of 2021. Average loan yield was 4.45% for the year ended December 31, 2022, compared to 3.81% for the year ended December 31, 2021. The increase in loan yield during the period was primarily driven by the addition of higher yielding loans from the Teton acquisition, a beneficial mix shift in the loan portfolio due to PPP loan forgiveness, and the rising interest rate environment.
Interest income on our investment securities portfolio increased as a result of higher average investment balances for the year ended December 31, 2022 compared to the same period in 2021. Our average investment securities balance during the year ended December 31, 2022 was $74.1 million, an increase of $43.2 million from the year ended December 31, 2021.
Interest expense on deposits increased during the year ended December 31, 2022 compared to the same period in 2021. Average rates on interest bearing deposits increased 54 basis points, consistent with the higher interest rate environment, while the growth in interest-bearing deposits was primarily attributable to organic growth through expanded client relationships.

The following presents an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of and For the Year Ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$248,577	$2,235	0.90%	$261,752	$397	0.15%
Federal funds sold	652	10	1.53	1,491	—	—
Investment securities(2)	74,104	2,053	2.77	30,885	770	2.49
Correspondent bank stock	5,033	381	7.57	2,120	86	4.06
Loans(3)	2,154,253	95,795	4.45	1,594,084	60,758	3.81
Interest-earning assets(4)	2,482,619	100,474	4.05	1,890,332	62,011	3.28
Mortgage loans held for sale(5)	15,639	722	4.62	88,651	2,490	2.81
Total interest-earning assets, plus mortgage loans held for sale	2,498,258	101,196	4.05	1,978,983	64,501	3.26
Allowance for loan losses	(14,678)			(12,763)
Noninterest-earning assets	122,663			93,688
Total assets	$2,606,243			$2,059,908
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,553,758	13,012	0.84	$1,187,941	3,482	0.29
FHLB and Federal Reserve borrowings	96,963	2,649	2.73	103,925	385	0.37
Subordinated notes	34,104	1,609	4.72	29,232	1,549	5.30
Total interest-bearing liabilities	1,684,825	17,270	1.03	1,321,098	5,416	0.41
Noninterest-bearing liabilities:
Noninterest-bearing deposits	670,299			550,683
Other liabilities	21,119			18,651
Total noninterest-bearing liabilities	691,418			569,334
Total shareholders’ equity	230,000			169,476
Total liabilities and shareholders’ equity	$2,606,243			$2,059,908
Net interest rate spread(6)			3.02			2.88
Net interest income(7)		$83,204			$56,595
Net interest margin(8)			3.35			2.99
_____________________________
(1)Average balance represents daily averages, unless otherwise noted.
(2)Represents monthly averages.
(3)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)Tax-equivalent yield adjustments are immaterial.
(5)Mortgage loans held for sale are separated from the interest-earning assets above, as these loans are held for a short period of time until sold in the secondary market and are not held for investment purposes, with interest income recognized in the net gain on mortgage loans line of the income statement. These balances are excluded from the margin calculations in these tables.
(6)Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)Net interest income is the difference between income earned on interest-earning assets (excluding interest on mortgage loans held for sale), and expense paid on interest-bearing liabilities.
(8)Net interest margin is equal to net interest income divided by average interest-earning assets (excluding mortgage loans held for sale).

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

	Year Ended December 31, 2022
	Compared to 2021
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(118)	$1,956	$1,838
Federal funds sold	(13)	23	10
Investment securities	1,197	86	1,283
Correspondent bank stock	221	74	295
Loans	24,910	10,127	35,037
Total increase in interest income	$26,197	$12,266	$38,463
Interest-bearing liabilities:
Interest-bearing deposits	3,064	6,466	9,530
FHLB and Federal Reserve borrowings	(190)	2,454	2,264
Subordinated notes	230	(170)	60
Total increase in interest expense	$3,104	$8,750	$11,854
Increase in net interest income	$23,093	$3,516	$26,609

Provision for Loan Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the years ended December 31, 2022 and 2021, we recorded $3.7 million and $1.2 million, respectively, of provision for loan losses.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The year ended December 31, 2022 compared with the year ended December 31, 2021. For the year ended December 31, 2022 compared to the year ended December 31, 2021, non-interest income decreased $11.6 million, or 29.0%, to $28.4 million. The decrease in non-interest income was primarily a result of a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment.

The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest income:
Trust and investment management fees	$18,943	$20,200	$(1,257)	(6.2)%
Net gain on mortgage loans	5,306	16,060	(10,754)	(67.0)
Bank fees	2,660	1,780	880	49.4
Risk management and insurance fees	1,231	1,120	111	9.9
Income on company-owned life insurance	349	354	(5)	(1.4)
Net gain on equity interests	7	—	7	*
Net loss on loans accounted for under the fair value option	(891)	—	(891)	*
Unrealized gain recognized on equity securities	342	469	(127)	(27.1)
Other	465	60	405	*
Total non-interest income	$28,412	$40,043	$(11,631)	(29.0)
_____________________________
*Not meaningful
Trust and investment management fees— For the year ended December 31, 2022 compared to the same period in 2021, our trust and investment management fees decreased by $1.3 million, or 6.2%, to $18.9 million. The decrease is due to client withdrawals and a decreased value of AUM balances caused by unfavorable market conditions during 2022.
Net gain on mortgage loans— For the year ended December 31, 2022 compared to the same period in 2021, our net gain on mortgage loans decreased by $10.8 million, or 67.0%, to $5.3 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment.
Bank fees— For the year ended December 31, 2022 compared to the same period in 2021, our bank fees increased by $0.9 million or 49.4%. The increase was driven by increased debit card, loan prepayment, and treasury management fees consistent with the Company's larger client base.
Risk management and insurance fees— For the year ended December 31, 2022 compared to the same period in 2021, our risk management and insurance fees increased by $0.1 million, or 9.9%, to $1.2 million.
Net gain/(loss) on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. During the year ended December 31, 2022, the Company recorded a net loss on loans accounted for under the fair value option of $0.9 million. The losses were attributable to the decline in fair value as a result of the rising interest rates on comparable loans in the market. There were no loans held for investment accounted for under the fair value option in the same period in 2021.
Unrealized gain/(loss) on Equity Securities— For the year ended December 31, 2022 compared to the same period in 2021, our unrealized gains on equity securities decreased by $0.1 million, or 27.1% . The decrease was primarily driven by fair value adjustments on equity warrants. There were no equity warrants in equity securities during the same period in 2021.
Net gain on equity interests— For the year ended December 31, 2022, the Company recognized an immaterial net gain on equity interests. No such net gain on equity interest was recognized in the year ended December 31, 2021.
Other— For the year ended December 31, 2022 compared to the same period in 2021, our other income increased by $0.4 million. The increase was primarily driven by lease income from buildings acquired with the Teton acquisition.

Non-Interest Expense
The year ended December 31, 2022 compared with the year ended December 31, 2021. The increase in non-interest expense of 16.1% to $79.1 million for the year ended December 31, 2022, was primarily driven by the addition of Teton's operations and additional headcount to support the growth of the Company.
The following presents the significant categories of our non-interest expense for the periods presented (dollars in thousands):

	Year Ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Non-interest expense:
Salaries and employee benefits	$48,248	$40,746	$7,502	18.4%
Occupancy and equipment	7,520	5,990	1,530	25.5
Professional services	7,896	6,473	1,423	22.0
Technology and information systems	4,462	3,707	755	20.4
Data processing	4,285	6,327	(2,042)	(32.3)
Marketing	1,888	1,613	275	17.0
Amortization of other intangible assets	308	17	291	*
Net gain on assets held for sale	(4)	—	(4)	*
Net gain on sale of other real estate owned	(44)	—	(44)	*
Other	4,547	3,255	1,292	39.7
Total non-interest expense	$79,106	$68,128	$10,978	16.1
_____________________________
*Not meaningful
Salaries and employee benefits—The increase in salaries and employee benefits of $7.5 million, or 18.4%, was primarily related to the additional associates added through the Teton acquisition and additional headcount to support the growth of the Company.
Occupancy and equipment— The increase in occupancy and equipment of $1.5 million, or 25.5%, was primarily driven by the addition of depreciation expense relating to buildings acquired with the Teton acquisition and an increase in office lease space related to new Bank locations.
Professional Services—The increase in professional services of $1.4 million, or 22.0%, was driven by additional expenses related to the addition of Teton's operations, increased audit fees related to the implementation of CECL, and nonrecurring system conversion costs and internal process improvement costs.
Technology and information systems— The increase in technology and information systems of $0.8 million, or 20.4%, was primarily driven by increased expenses to support the balance sheet growth.
Data processing—The decrease in data processing costs of $2.0 million, or 32.3%, was primarily driven by $2.4 million in non-recurring system conversion and termination fees incurred during the fourth quarter of 2021 as a result of the Teton acquisition, which closed in the fourth quarter of 2021.
Marketing— The increase in marketing of $0.3 million, or 17.0%, was primarily driven by marketing expenses associated with the onboarding of clients from the Teton acquisition and event sponsorships to support client acquisition efforts.
Amortization of other intangible assets— The increase in amortization of other intangible assets of $0.3 million was driven by amortization of intangibles acquired through the Teton acquisition.

Other— The increase in other of $1.3 million, or 39.7%, was driven by increased subscription costs related to system and process improvements, increased travel for client meetings, and higher costs related to associate training and development programs in 2022 compared to 2021.

Income Tax
During the year ended December 31, 2022, the Company recorded an income tax provision of $7.1 million, reflecting an effective tax rate 24.7%. During the year ended December 31, 2021, the Company recorded an income tax provision of $6.7 million, reflecting an effective tax rate of 24.5%.
Segment Reporting
We have two reportable operating segments: Wealth Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services for which fee revenue is recognized. Our Mortgage segment consists of operations relating to the Company’s residential mortgage service offerings. Services provided by our mortgage segment include soliciting, originating, and selling mortgage loans into the secondary market. Mortgage products are financial in nature for which origination fees are recognized net of origination expenses, upon the funding of the mortgage loans. Mortgage loans held for sale are accounted for under the fair value option with changes in fair value reported through earnings at inception when loans are locked to the borrower and until the loan is sold to third parties, at which time additional gains or losses on the sale are recorded. Mortgage loans originated and held for investment purposes are recorded in the Wealth Management segment, as this segment provides ongoing services to our clients.
The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Year Ended December 31, 2022
(Dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$102,616	$5,318	$107,934
Income before taxes	31,139	(2,311)	28,828
Profit margin	30.3%	(43.5)%	26.7%

	Year Ended December 31, 2021
(Dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$79,289	$16,119	$95,408
Income before taxes	21,378	5,902	27,280
Profit margin	27.0%	36.6%	28.6%
_____________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and for the periods presented:
Wealth Management

	As of and for the Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest and dividend income	$100,474	$62,011	$38,463	62.0%
Total interest expense	17,270	5,416	11,854	218.9
Provision for loan losses	3,682	1,230	2,452	199.3
Net interest income, after provision for loan losses	79,522	55,365	24,157	43.6
Non-interest income	23,094	23,924	(830)	(3.5)
Total income before non-interest expense	102,616	79,289	23,327	29.4
Depreciation and amortization expense	2,111	1,147	964	84.0
All other non-interest expense	69,366	56,764	12,602	22.2
Income before income taxes	$31,139	$21,378	$9,761	45.7
Goodwill	$30,400	$30,588	$(188)	(0.6)
Total assets	2,856,653	2,494,207	362,446	14.5
The Wealth Management segment reported income before income tax of $31.1 million for the year ended December 31, 2022, compared to $21.4 million, for the same period in 2021. The increase in net interest income, after provision for loan losses is primarily driven by an increase in average loans outstanding and an increase in average loan yields. Non-interest income primarily decreased due to decreasing assets under management due to client withdrawals, which were also negatively impacted by lower equity and fixed income market valuations, resulting in decreased trust and investment management fees. Non-interest expense increased due to the addition of Teton's operations and additional headcount to support the growth of the Company, and due to increased occupancy and equipment costs primarily driven by building depreciation on the locations acquired with the Teton acquisition and an increase in office lease space related to new Bank locations.
Mortgage

	As of and for the Year Ended December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Total interest and dividend income	$—	$—	$—	—%
Total interest expense	—	—	—	—
Provision for loan losses	—	—	—	—
Net interest income, after provision for loan losses	—	—	—	—
Non-interest income	5,318	16,119	(10,801)	(67.0)
Total income before non-interest expense	5,318	16,119	(10,801)	(67.0)
Depreciation and amortization expense	42	53	(11)	(20.8)
All other non-interest expense	7,587	10,164	(2,577)	(25.4)
(Loss)/income before income tax	$(2,311)	$5,902	$(8,213)	(139.2)
Total assets	$10,095	$33,282	$(23,187)	(69.7)
The Mortgage segment reported a loss before income tax of $2.3 million for the year ended December 31, 2022, compared to income before income tax of $5.9 million for the same period in 2021. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, reduced housing inventory, and origination volume more heavily weighted to portfolio loans held for investment. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition
The following presents our condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	December 31,	December 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$196,512	$386,983	$(190,471)	(49.2)%
Investment securities	81,056	55,562	25,494	45.9
Loans (includes $23,321 and $0 measured at fair value, respectively)	2,469,413	1,949,137	520,276	26.7
Allowance for loan losses	(17,183)	(13,732)	(3,451)	25.1
Loans, net of allowance	2,452,230	1,935,405	516,825	26.7
Loans held for sale at fair value	1,965	—	1,965	*
Mortgage loans held for sale, at fair value	8,839	30,620	(21,781)	(71.1)
Goodwill and other intangible assets, net	32,104	31,902	202	0.6
Company-owned life insurance	16,152	15,803	349	2.2
Other assets	77,890	71,099	6,791	9.6
Assets held for sale	—	115	(115)	*
Total assets	$2,866,748	$2,527,489	$339,259	13.4

Deposits	$2,405,229	$2,205,703	$199,526	9.0
Borrowings	199,018	77,660	121,358	156.3
Other liabilities	21,637	25,085	(3,448)	(13.7)
Total liabilities	2,625,884	2,308,448	317,436	13.8
Total shareholders’ equity	240,864	219,041	21,823	10.0
Total liabilities and shareholders’ equity	$2,866,748	$2,527,489	$339,259	13.4
_____________________________
*Not meaningful
Cash and cash equivalents decreased by $190.5 million, or 49.2%, to $196.5 million as of December 31, 2022 compared to December 31, 2021. The decrease in liquidity was driven by record loan production in the second quarter of 2022 with continued strong production in the third and fourth quarters of 2022.
Investments increased by $25.5 million, or 45.9%, to $81.1 million as of December 31, 2022 compared to December 31, 2021. The increase is due to held-to-maturity securities purchased throughout 2022.
Loans, net of allowance increased by $516.8 million, or 26.7%, to $2.45 billion as of December 31, 2022 compared to December 31, 2021. The increase was driven by record loan production in the second quarter of 2022 with continued strong production in the third and fourth quarters of 2022. The Company experienced loan growth in all loan categories except Cash, Securities, and Other.
Mortgage loans held for sale decreased $21.8 million, or 71.1%, to $8.8 million as of December 31, 2022 compared to December 31, 2021. The decrease was driven by a reduction in loan origination volume primarily driven by a slowdown in new mortgage loan origination volume associated with the decrease in refinance activity.
Goodwill and other intangible assets, net increased by $0.2 million, or 0.6%, to $32.1 million as of December 31, 2022 compared to December 31, 2021. The increase was driven by measurement period adjustments to the provisional estimates of fair values of assets acquired and liabilities assumed in the Teton acquisition. During the first quarter of 2022, goodwill was reduced by $0.2 million as a result of a $0.1 million decrease in fair value adjustment to deferred tax liabilities, net and a $0.1 million increase in fair value adjustment to net assets acquired.

Other assets increased by $6.8 million, or 9.6%, to $77.9 million as of December 31, 2022 compared to December 31, 2021. This was primarily driven by the purchase of correspondent bank stock during the year, which increased, net of redemptions, by $4.5 million.
Deposits increased $199.5 million, or 9.0%, to $2.41 billion as of December 31, 2022 compared to December 31, 2021. The increase was attributable to organic growth through expanded client relationships and increased brokered deposits.
Money market deposit accounts increased $279.4 million, or 26.4%, to $1.34 billion as of December 31, 2022 compared to December 31, 2021. Time deposit accounts increased $53.6 million, or 31.4%, to $224.1 million as of December 31, 2022. Negotiable order of withdrawal ("NOW") accounts decreased $75.2 million, or 24.3%, to $234.8 million compared to December 31, 2021.
Borrowings increased $121.4 million, or 156.3%, to $199.0 million as of December 31, 2022 compared to December 31, 2021. The increase is primarily attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the redemption of subordinated notes on January 1, 2022 in the amount of $6.6 million and a reduction in outstanding advances on the Federal Reserve's Paycheck Protection Program Loan Facility. Borrowings from this facility are expected to trend in the same direction as the PPP loan balances. The increase is also attributed to the Company's issuance of subordinated notes on December 5, 2022 (the "December 2022 Sub Notes") totaling $20.0 million in aggregate principal amount.
Total shareholders’ equity increased $21.8 million, or 10.0%, to $240.9 million as of December 31, 2022. The increase is primarily due to net income.

Assets Under Management

	Year Ended
	December 31,
(Dollars in millions)	2022	2021
Managed Trust Balance at Beginning of Period	$2,204	$1,890
New relationships	41	27
Closed relationships	(24)	(2)
Contributions	12	62
Withdrawals	(292)	(192)
Acquisitions	—	184
Market change, net	(139)	235
Ending Balance	$1,802	$2,204
Yield*	0.19%	0.15%

Directed Trust Balance at Beginning of Period	1,309	951
New relationships	7	131
Closed relationships	(4)	(7)
Contributions	122	52
Withdrawals	(22)	(26)
Acquisitions	—	133
Market change, net	(127)	75
Ending Balance	$1,285	$1,309
Yield*	0.90%	0.70%

Investment Agency Balance at Beginning of Period	2,063	1,840
New relationships	61	75
Closed relationships	(61)	(77)
Contributions	120	269
Withdrawals	(294)	(216)
Market change, net	(271)	172
Ending Balance	$1,618	$2,063
Yield*	0.77%	0.68%

Custody Balance at Beginning of Period	633	518
New relationships	16	—
Closed relationships	(1)	(2)
Contributions	80	81
Withdrawals	(192)	(26)
Market change, net	(43)	62
Ending Balance	493	633
Yield*	0.04%	0.03%

401(k)/Retirement Balance at Beginning of Period	$1,143	$1,056
New relationships	14	8
Closed relationships	(45)	(122)
Contributions	112	110
Withdrawals	(96)	(110)
Market change, net	(219)	201
Ending Balance(1)	$909	$1,143
Yield*	0.18%	0.14%

Total Assets Under Management at Beginning of Period	$7,352	$6,255
New relationships	139	241
Closed relationships	(135)	(210)
Contributions	446	574
Withdrawals	(896)	(570)
Acquisitions	—	317
Market change, net	$(799)	745
Total Assets Under Management	6,107	$7,352
Yield*	0.31%	0.27%
_____________________________
*Trust and investment management fees divided by period-end balance.
(1)AUM reported for the current period are one quarter in arrears.

Assets under management decreased $1.24 billion, or 16.9%, to $6.11 billion for the year ended December 31, 2022. The decrease was primarily attributable to client withdrawals and unfavorable market conditions resulting in a decrease in the value of assets under management balances.
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
As of December 31, 2021, all our investments in securities were classified as available-for-sale. The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income on April 1, 2022 remained in other comprehensive income and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of December 31, 2022. all of our investment securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	39,426	—	(2,800)	36,626
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	6,708	—	(506)	6,202
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	6,786	13	(403)	6,396
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities—residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities—residential	14,400	43	—	14,443
GMO and MBS—commercial	878	—	—	878
CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562
The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of December 31, 2022. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$243	* %	$—	—%	$—	—%
U.S. Government agency	—	—	—	—	—	—	—	—
Corporate bonds	—	—	1,991	0.11	21,548	1.20	280	0.01
GNMA mortgage-backed securities - residential	—	—	103	*	—	—	39,323	1.22
FNMA mortgage-backed securities - residential	—	—	—	—	1,334	0.02	5,374	0.12
Government CMO and MBS - commercial	—	—	47	*	1,200	0.04	5,539	0.14
Corporate CMO and MBS	—	—	—	—	26	*	4,048	0.19
Total held-to-maturity	$—	—%	$2,384	0.11%	$24,108	1.26%	$54,564	1.68%

	Maturity as of December 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available-for-sale:
U.S. Treasury debt	$—	—%	$250	*	$—	—%	$—	—%
U.S. Government agency	506	0.02	164	*	1,190	0.04	1,662	0.07
Corporate bonds	—	—	—	—	8,113	0.71	—	—
GNMA mortgage-backed securities - residential	—	—	—	—	—	—	26,611	0.92
FNMA mortgage-backed securities - residential	—	—	176	0.01	2,183	0.10	12,041	0.36
Government CMO and MBS - commercial	—	—	202	0.01	—	—	676	0.04
Corporate CMO and MBS	—	—	—	—	33	*	1,459	0.07
Total available-for-sale	$506	0.02%	$792	0.02%	$11,519	0.85%	$42,449	1.46%
_____________________________
*Not meaningful
As of December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2022 and December 31, 2021, we had mortgage loans held for sale of $8.8 million and $30.6 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment and elected the fair value option to account for these loans. As of December 31, 2022, the Company has $23.3 million in loans accounted for under the fair value option with an unpaid principal balance of $23.4 million. See Note 17 - Fair Value in the Notes to Condensed Consolidated Financial Statements.
As of December 31, 2022, the Company has $7.1 million in PPP loans outstanding with $0.2 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.

The following presents our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	As of December 31,
	2022		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$165,670	6.6%	$261,190	13.4%
Consumer and Other(2)	49,954	2.0	34,758	1.8
Construction and Development	288,497	11.7	178,716	9.1
1-4 Family Residential	898,154	36.3	580,872	29.7
Non-Owner Occupied CRE	496,776	20.1	482,622	24.7
Owner Occupied CRE	216,056	8.7	212,426	10.9
Commercial and Industrial	361,028	14.6	203,584	10.4
Total loans held for investment(3)	$2,476,135	100.0%	$1,954,168	100.0%
Mortgage loans held for sale, at fair value	$8,839		$30,620
Loans held for sale, at fair value	1,965		—
_____________________________
(1)Includes PPP loans of $7.1 million and $46.8 million as of December 31, 2022 and 2021, respectively.
(2)Includes loans held for investment accounted for under fair value option of $23.4 million as of December 31, 2022.
(3)Loans held for investment exclude deferred fees, unamortized premiums/(unaccreted discounts), net, and fair value adjustments on loans held for investment accounted for under fair value option, which collectively totaled ($6.7) million and ($5.0) million as of December 31, 2022 and 2021, respectively.
•Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $7.1 million and $46.8 million as of December 31, 2022 and 2021, respectively.
•Consumer and Other—consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had a balance of $23.4 million as of December 31, 2022. There were no loans held for investment accounted for under the fair value option as of December 31, 2021.
•Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
•1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
•Commercial Real Estate, Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $6.6 million and $6.8 million as of December 31, 2022 and 2021, respectively, are included in this category.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred fees, and unamortized premiums/(unaccreted discounts), as of the dates noted, are summarized in the following tables:

	As of December 31, 2022
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$58,439	(1)	$104,844	(1)	$1,555	$832	$165,670
Consumer and Other(2)	17,552		29,127		2,241	1,034	49,954
Construction and Development	71,169		201,651		15,427	250	288,497
1-4 Family Residential	25,858		179,112		34,116	659,068	898,154
Non-Owner Occupied CRE	34,399		259,240		186,378	16,759	496,776
Owner Occupied CRE	6,443		81,575		115,526	12,512	216,056
Commercial and Industrial	94,555		216,787		49,686	—	361,028
Total loans	$308,415		$1,072,336		$404,929	$690,455	$2,476,135
Amounts with fixed rates	$127,052		$505,674		$203,041	$87,573	$923,340
Amounts with floating rates	181,363		566,662		201,888	602,882	1,552,795
Total loans	$308,415		$1,072,336		$404,929	$690,455	$2,476,135
_____________________________
(1)Includes PPP loans.
(2)Includes loans held for investment accounted for under fair value option

	As of December 31, 2021
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$113,984	(1)	$137,675	(1)	$5,434	$4,097	$261,190
Consumer and Other	22,314		11,214		127	1,103	34,758
Construction and Development	74,111		96,817		7,788	—	178,716
1-4 Family Residential	24,824		126,681		33,085	396,282	580,872
Non-Owner Occupied CRE	66,036		275,057		125,330	16,199	482,622
Owner Occupied CRE	5,255		66,656		129,890	10,625	212,426
Commercial and Industrial	46,742		107,596		49,246	—	203,584
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
Amounts with fixed rates	$120,549		$506,040		$253,223	$26,682	$906,494
Amounts with floating rates	232,717		315,656		97,677	401,624	1,047,674
Total loans	$353,266		$821,696		$350,900	$428,306	$1,954,168
_____________________________
(1)Includes PPP loans.
Loan Modifications
As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who had a pass risk rating and had not been delinquent over 30 days on payments in the last two years.
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of December 31, 2022, the Company's loan portfolio included 49 non-acquired loans which were previously modified under the loan modification program, totaling $78.4 million. Through the Teton acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of December 31, 2022, there were 14 of these loans, totaling $3.3 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2022. Non-acquired COVID modified loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. During the year ended December 31, 2022, we recognized an immaterial amount of gains on the sale of OREO.
The amount of lost interest for non-accrual loans was $0.2 million for each of the years ended December 31, 2022 and 2021.
We had $12.3 million and $4.3 million in non-performing assets as of December 31, 2022 and December 31, 2021, respectively. The increase in non-performing assets is related to the addition of $8.9 million for two related problem loan credits at the end of the fourth quarter. The Company did not add a specific reserve to these new problem credits due to adequate collateral coverage as of December 31, 2022.

The following presents information regarding non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans by category (1)
Cash, Securities, and Other	$4	$6
Consumer and Other	146	2
Construction and Development	201	—
1-4 Family Residential	—	75
Owner Occupied CRE	1,165	1,241
Commercial and Industrial	10,833	2,938
Total non-accrual loans	12,349	4,262
TDRs still accruing	—	55
Total non-performing loans	12,349	4,317
OREO	—	—
Total non-performing assets	$12,349	$4,317
Non-accrual loans to total loans(2)	0.50%	0.22%
Non-performing loans to total loans(2)	0.50	0.22
Non-performing assets to total assets	0.43	0.17
Allowance for loan losses to non-accrual loans	139.14	322.20
Allowance for loan losses to non-performing loans	139.14	317.36
Accruing loans 90 or more days past due	$25	$10
_____________________________
(1)As of December 31, 2022, all but three non-accrual loans, totaling $9.1 million, were also classified as TDRs. As of December 31, 2021, all but one non-accrual loan, totaling an immaterial amount, was also classified as a TDR. See Note 5 – Loans and the Allowance for Loan Losses to the Consolidated Financial Statements.
(2)Excludes mortgage loans held for sale of $8.8 million and $30.6 million as of December 31, 2022 and 2021, respectively. Excludes loans held for sale, at fair value of $2.0 million as of December 31, 2022.
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
As of December 31, 2022 and December 31, 2021, non-performing loans of $12.2 million and $4.3 million, respectively, were included in the substandard category in the table below. The following presents, by class and by credit quality indicator, the recorded investment in our loans as of the dates noted (dollars in thousands):

	As of December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$165,666	$—	$4	$—	$165,670
Consumer and Other(2)	26,539	—	—	23,415	49,954
Construction and Development	288,296	—	201	—	288,497
1-4 Family Residential	898,154	—	—	—	898,154
Non-Owner Occupied CRE	496,776	—	—	—	496,776
Owner Occupied CRE	214,891	—	1,165	—	216,056
Commercial and Industrial	347,803	2,392	10,833	—	361,028
Total	$2,438,125	$2,392	$12,203	$23,415	$2,476,135

	As of December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities and Other(1)	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168
_____________________________
(1)Includes PPP loans of $7.1 million and $46.8 million as of December 31, 2022 and 2021, respectively.
(2)Includes $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of December 31, 2022.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes that a loan balance is confirmed uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses.
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
We are closely monitoring the changing dynamics in the economy and the related impacts to our clients. Our clientele is generally comprised of high net-worth individuals and commercial borrowers with strong credit profiles and multiple sources of repayment. During the year ended December 31, 2022, the Company recorded a provision of $3.7 million. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan loss. We believe the allowance for loan losses is adequate as of December 31, 2022.

The following presents summary information regarding our allowance for loan losses for the periods presented (dollars in thousands):

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Average loans outstanding(1)(2)	$2,154,253	$1,594,084
Total loans outstanding at end of period(3)	$2,469,413	$1,949,137
Allowance for loan losses at beginning of period	$13,732	$12,539
Provision for loan losses	3,682	1,230
Charge-offs:
Cash, Securities, and Other	(1)	—
Consumer and Other	(262)	(44)
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	(71)	—
Total charge-offs	(334)	(44)
Recoveries:
Cash, Securities, and Other	—	7
Consumer and Other	103	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total recoveries	103	7
Net (charge-offs) recoveries	(231)	(37)
Allowance for loan losses at end of period	$17,183	$13,732
Allowance for loan losses to total loans(4)	0.70%	0.70%
Net charge-offs to average loans	0.01	*
_____________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $15.6 million and $88.7 million for the years ended December 31, 2022 and 2021, respectively.
(3)Excludes mortgage loans held for sale of $8.8 million and $30.6 million as of December 31, 2022 and 2021, respectively. Excludes loans held for sale, at fair value of $2.0 million as of December 31, 2022.
(4)End of period loans as of December 31, 2022 includes $234.7 million in acquired loans and $7.1 million in PPP loans, of which $0.7 million are acquired PPP loans. No reserve is allocated for these loans. Excluding these loans would result in an increase of the ratio for the year ended December 31, 2022.
(*)    Immaterial
The following represents the allocation of the allowance for loan losses among loan categories and other summary information. The allocation for loan losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated

proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of December 31,
	2022		2021
(Dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$1,198	6.6%	$1,598	13.4%
Consumer and Other	191	2.0	266	1.8
Construction and Development	2,025	11.7	1,092	9.1
1-4 Family Residential	6,309	36.3	3,553	29.7
Non-Owner Occupied CRE	3,490	20.1	2,952	24.7
Owner Occupied CRE	1,510	8.7	1,292	10.9
Commercial and Industrial	2,460	14.6	2,979	10.4
Total allowance for loan losses	$17,183	100.0%	$13,732	100.0%
_____________________________
(1)Represents the percentage of loans to total loans in the respective category.
Deferred Tax Assets, Net
Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net, for the year ended December 31, 2022, increased $0.1 million from December 31, 2021.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $199.5 million, or 9.0%, to $2.41 billion as of December 31, 2022 from December 31, 2021. The increase was driven primarily by organic growth through expanded client relationships. Total average deposits for the year ended December 31, 2022 were $2.22 billion, an increase of $485.4 million, or 27.9%, compared to $1.74 billion as of December 31, 2021.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	As of and For the Year Ended December 31,
	2022		2021
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,060,258	1.00%	$899,970	0.23%
NOW accounts	297,134	0.18	134,039	0.17
Uninsured time deposits	52,457	1.26	43,199	1.28
Other time deposits	112,967	1.12	104,637	0.63
Total time deposits	165,424	1.16	147,836	0.82
Savings accounts	30,942	0.04	6,096	0.03
Total interest-bearing deposits	1,553,758	0.84	1,187,941	0.29
Noninterest-bearing accounts	670,299		550,683
Total deposits	$2,224,057	0.59%	$1,738,624	0.20%

Average noninterest-bearing deposits to average total deposits was 30.1% and 31.7% for the year ended December 31, 2022 and 2021, respectively.
Our average cost of funds was 0.73% and 0.29% during the year ended December 31, 2022 and 2021, respectively. The increase was driven by a 54 basis point increase in interest bearing deposit costs consistent with the higher interest rate environment.
Total money market accounts as of December 31, 2022 were $1.34 billion, an increase of $279.4 million, or 26.4%, compared to $1.06 billion as of December 31, 2021. NOW accounts decreased $75.2 million, or 24.3%, to $234.8 million compared to December 31, 2021.
Total time deposits as of December 31, 2022 were $224.1 million, an increase of $53.6 million, or 31.4%, compared to December 31, 2021.
The following presents the amount of certificates of deposit by time remaining until maturity as of December 31, 2022 (dollars in thousands):

(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$4,608	$19,900	$33,139	$29,348	$86,995
Other	41,271	32,006	50,112	13,706	137,095
Total	$45,879	$51,906	$83,251	$43,054	$224,090
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2022 and December 31, 2021, borrowings totaled $199.0 million and $77.7 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. On December 5, 2022, the Company completed the issuance and sale of subordinated notes totaling $20.0 million in aggregate principal amount. The issuance included $0.5 million of issuance costs resulting in a net balance of $19.5 million as of December 31, 2022.
The increase in other borrowings is primarily attributed to additional FHLB borrowings to support the strong loan growth in 2022, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility ("PPPLF") from the Federal Reserve with a period end balance of $5.4 million and the redemption of $6.6 million in subordinated notes. Borrowing from the PPPLF facility is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Borrowings
FHLB borrowings	$141,498	$15,000
Federal Reserve borrowings	5,388	23,629
Subordinated notes	52,132	39,031
Total	$199,018	$77,660

FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2022 and December 31, 2021 amounted to $1.26 billion and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $751.2 million as of December 31, 2022.

As of and for the Year Ended December 31,
(Dollars in thousands)	2022
Short-term borrowings
Maximum outstanding at any month-end during the period	$310,921
Balance outstanding at end of period	141,498
Average outstanding during the period	88,102
Average interest rate during the period	0.99%
Average interest rate at the end of the period	2.11
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10 million and $19 million. As of December 31, 2022 and 2021, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2022 and December 31, 2021, the Company was in compliance with the covenant requirements.
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

The following presents, during the periods presented, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods presented.

	Average Percentage for the Year Ended December 31,	Average Percentage for the Year Ended December 31,
	2022	2021
Sources of Funds:
Deposits:
Noninterest-bearing	25.72%	26.73%
Interest-bearing	59.62	57.67
FHLB and Federal Reserve borrowings	3.72	5.05
Subordinated notes	1.31	1.42
Other liabilities	0.81	0.90
Shareholders’ equity	8.82	8.23
Total	100.00%	100.00%
Uses of Funds:
Total loans	82.09%	76.77%
Investment securities	2.84	1.50
Correspondent bank stock	0.19	0.10
Mortgage loans held for sale	0.60	4.30
Interest-bearing deposits in other financial institutions	9.54	12.71
Federal funds sold	0.03	0.07
Noninterest-earning assets	4.71	4.55
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	30.14%	31.67%
Average loans to total average deposits	96.86	91.69
Average interest-bearing deposits to total average deposits	69.86	68.33
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $21.8 million, or 10.0%, to $240.9 million as of December 31, 2022 compared to December 31, 2021. The increase is primarily due to net income.
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2022 and December 31, 2021, respectively, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. During the years ended December 31, 2022 and 2021, First Western made capital injections of $6.0 million and $2.9 million, respectively, into the Bank. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following presents our regulatory capital ratios for the dates noted.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	0.10	$203,164	0.11
Consolidated	212,229	0.09	188,777	0.11
CET1 to risk-weighted assets
Bank	234,738	0.10	203,164	0.11
Consolidated	212,229	0.09	188,777	0.11
Total capital to risk-weighted assets
Bank	252,398	0.11	217,215	0.12
Consolidated	282,889	0.12	242,388	0.14
Tier 1 capital to average assets
Bank	234,738	0.09	203,164	0.10
Consolidated	212,229	0.08	188,777	0.09
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
The following presents future contractual obligations to make future payments for the periods presented (dollars in thousands):

	As of December 31, 2022
	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$141,498	$—	$5,388	$—		$146,886
Subordinated notes	—	—	—	52,132	(1)	52,132
Time deposits	181,036	35,890	7,164	—		224,090
Minimum lease payments	3,228	5,224	1,544	1,752		11,748
Total	$325,762	$41,114	$14,096	$53,884		$434,856
_____________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	December 31,		December 31,
	2022		2021
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$211,285	$601,202	$136,289	$442,035
Standby letters of credit	8,571	16,737	2,420	20,940
Commitments to make loans to sell	13,553	—	60,529	—
Commitments to make loans	20,895	81,663	16,256	14,920
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
The following presents the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario.

	As of December 31, 2022		As of December 31, 2021
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(2.26)%	(9.99)%	9.31%	11.43%
100	(1.13)	(5.09)	4.88	7.78
Base	—	—	—	—
-100	1.08	2.07	(2.58)	(26.39)
-200	4.33	(4.27)	(3.32)	(46.36)
The model simulations as of December 31, 2022 imply that our balance sheet has shifted to a more neutral position in terms of interest rate sensitivity compared to our balance sheet as of December 31, 2021. Further, our balance sheet is better positioned to protect net interest margin in a declining interest rate environment as of December 31, 2022 compared to our balance sheet as of December 31, 2021.
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
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Denver, Colorado
March 15, 2023

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$4,926	$6,487
Federal funds sold	—	1,491
Interest-bearing deposits in other financial institutions	191,586	379,005
Total cash and cash equivalents	196,512	386,983

Available-for-sale securities, at fair value	—	55,562
Held-to-maturity securities, at amortized cost (fair value of $74,718 as of December 31, 2022)	81,056	—
Correspondent bank stock, at cost	7,110	2,584
Mortgage loans held for sale, at fair value	8,839	30,620
Loans held for sale, at fair value	1,965	—
Loans (includes $23,321 and $0 measured at fair value, respectively)	2,469,413	1,949,137
Allowance for loan losses	(17,183)	(13,732)
Loans, net	2,452,230	1,935,405
Premises and equipment, net	25,118	23,976
Accrued interest receivable	10,445	7,151
Accounts receivable	4,873	5,267
Other receivables	1,973	1,949
Goodwill and other intangible assets, net	32,104	31,902
Deferred tax assets, net	6,914	6,845
Company-owned life insurance	16,152	15,803
Other assets	21,457	23,327
Assets held for sale	—	115
Total assets	$2,866,748	$2,527,489

Liabilities
Deposits:
Noninterest-bearing	$583,092	$636,304
Interest-bearing	1,822,137	1,569,399
Total deposits	2,405,229	2,205,703
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	146,886	38,629
Subordinated notes	52,132	39,031
Accrued interest payable	1,125	355
Other liabilities	20,512	24,730
Total liabilities	2,625,884	2,308,448

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,495,440 and 9,419,271 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	190,494	188,629
Retained earnings	51,887	30,189
Accumulated other comprehensive (loss)/income	(1,517)	223
Total shareholders’ equity	240,864	219,041
Total liabilities and shareholders’ equity	$2,866,748	$2,527,489
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$94,448	$60,758
Loans accounted for under the fair value option	1,347	—
Investment securities	2,053	770
Interest-bearing deposits in other financial institutions	2,245	397
Dividends, restricted stock	381	86
Total interest and dividend income	100,474	62,011

Interest expense:
Deposits	13,012	3,482
Other borrowed funds	4,258	1,934
Total interest expense	17,270	5,416
Net interest income	83,204	56,595
Less: Provision for loan losses	3,682	1,230
Net interest income, after provision for loan losses	79,522	55,365

Non-interest income:
Trust and investment management fees	18,943	20,200
Net gain on mortgage loans	5,306	16,060
Bank fees	2,660	1,780
Risk management and insurance fees	1,231	1,120
Income on company-owned life insurance	349	354
Net gain on equity interests	7	—
Net loss on loans accounted for under the fair value option	(891)	—
Unrealized gain recognized on equity securities	342	469
Other	465	60
Total non-interest income	28,412	40,043
Total income before non-interest expense	107,934	95,408

Non-interest expense:
Salaries and employee benefits	48,248	40,746
Occupancy and equipment	7,520	5,990
Professional services	7,896	6,473
Technology and information systems	4,462	3,707
Data processing	4,285	6,327
Marketing	1,888	1,613
Amortization of other intangible assets	308	17
Net gain on assets held for sale	(4)	—
Net gain on sale of other real estate owned	(44)	—
Other	4,547	3,255
Total non-interest expense	79,106	68,128
Income before income taxes	28,828	27,280
Income tax expense	7,130	6,670
Net income available to common shareholders	$21,698	$20,610
Earnings per common share:
Basic	$2.29	$2.58
Diluted	2.23	2.50

See accompanying notes to consolidated financial statements.
FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021
Net income	$21,698	$20,610
Other comprehensive (loss)/income:
Unrealized losses on available-for-sale securities	(2,591)	(620)
Income tax effect	638	163
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	283	—
Income tax effect	(70)	—
Total other comprehensive loss	(1,740)	(457)
Comprehensive income	$19,958	$20,153
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other ComprehensiveLoss	Total
Balance, December 31, 2020	7,951,773	$144,703	$9,579	$680	$154,962

Net income	—	—	20,610	—	20,610
Other comprehensive loss, net of tax	—	—	—	(457)	(457)
Settlement of share awards	58,884	(501)	—	—	(501)
Issuance of common stock for Teton Acquisition	1,337,791	39,818	—	—	39,818
Options exercised	70,823	1,706	—	—	1,706
Stock-based compensation	—	2,903	—	—	2,903
Balance, December 31, 2021	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	21,698	—	21,698
Other comprehensive loss, net of tax	—	—	—	(1,740)	(1,740)
Settlement of share awards	67,860	(876)	—	—	(876)
Options exercised	8,309	179	—	—	179
Stock-based compensation	—	2,562	—	—	2,562
Balance, December 31, 2022	9,495,440	$190,494	$51,887	$(1,517)	$240,864
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$21,698	$20,610
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	130	670
Stock dividends received on correspondent bank stock	(381)	(86)
Provision for loan losses	3,682	1,230
Net gain on mortgage loans	(5,306)	(16,060)
Origination of mortgage loans	(439,682)	(1,425,713)
Proceeds from mortgage loans	465,819	1,564,466
Gain on disposal of fixed assets and intangibles	(21)	—
Depreciation and amortization	2,012	1,256
Net amortization of purchase accounting adjustments	55	187
Deferred income tax expense (benefit), net of valuation allowance	557	(668)
Increase in cash surrender value of company-owned life insurance	(349)	(354)
Stock-based compensation	2,562	2,903
Gain on sale of other real estate owned	(44)	—
Change in fair value of equity securities	(342)	(469)
Change in fair value of loans accounted for under the fair value option	891	—
Change in fair value of mortgage loans and mortgage banking derivatives	1,903	12,244
(Gain)/loss on assets held for sale	(4)	27
Net changes in operating assets and liabilities:
Change in accounts receivable	426	(275)
Change in accrued interest receivable and other assets	(3,647)	695
Change in accrued interest payable and other liabilities	(1,681)	1,852
Net cash provided by operating activities	48,278	162,515
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	3,218	16,241
Purchases	(9,000)	(17,667)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	9,040	—
Purchases	(31,189)	—
Purchases of correspondent bank stock	(13,999)	(1)
Redemption of correspondent bank stock	9,854	983
Contributions to low-income housing tax credit investments	(214)	(2,087)
Loan and note receivable originations and principal collections, net	(487,973)	(159,577)
Purchases of premises and equipment	(2,967)	(2,108)
Purchase of loans	(36,115)	—
Proceeds from sale of assets held for sale	125	—
Proceeds from sale of other real estate owned	422	194
Net cash received on acquisitions	—	120,997
Net cash used in investing activities	(558,798)	(43,025)
Cash flows from financing activities
Net change in deposits	199,555	206,566
Payments to Federal Home Loan Bank borrowings	(545,920)	—
Proceeds from Federal Home Loan Bank borrowings	677,418	—
Payments to Federal Reserve borrowings	(23,241)	(194,608)
Proceeds from Federal Reserve borrowings	—	83,674
Payments on subordinated notes	(6,575)	—
Proceeds from subordinated notes, net of issuance costs	19,509	14,667
Proceeds from the exercise of stock options	179	1,706
Settlement of restricted stock	(876)	(501)
Net cash provided by financing activities	320,049	111,504

Net change in cash and cash equivalents	(190,471)	230,994
Cash and cash equivalents, beginning of year	386,983	155,989
Cash and cash equivalents, end of period	$196,512	$386,983

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$16,500	$5,514
Income tax payment, net of refunds received	5,242	6,336
Cash paid for lease liabilities	3,354	2,947
Supplemental noncash disclosures:
Change in unrealized (loss)/gain on available-for-sale securities	(2,591)	(620)
Lease right-of-use-asset obtained in exchange for lease liabilities	801	2,262
Transfer of securities from available-for-sale to held-to-maturity	58,727	—
Transfer from loans to other real estate owned	378	—
Transfer of loans held for investment to loans held for sale	1,985	—
Common stock issued for Teton acquisition	—	39,818
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Basis of Presentation: The consolidated financial statements include the accounts of First Western Financial, Inc. ("FWFI"), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the "Company," "we," "us," or "our").
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
The Company provides a fully-integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson Hole, Laramie, Pinedale and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson Hole, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2022 and December 31, 2021, 77.9% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
As of December 31, 2022, equity mutual funds have been recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Unrealized gain/(loss) recognized on equity securities line of the Consolidated Statements of Income.
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
Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Declines in the fair value of available-for-sale securities and held-to-maturity securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses in Non-interest income.
Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, or more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to loss on securities, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. As of December 31, 2022 and 2021, no securities were determined to be other-than-temporarily impaired.
Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Correspondent Bank Stock: Correspondent bank stock includes stock in the Federal Home Loan Bank of Topeka ("FHLB"), Federal Reserve Bank ("FRB"), and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB and FRB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB and FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2022 and 2021. Both cash and stock dividends are reported as income when received.
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
COVID-19 Loan Modifications: As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the prior two years, primarily for a period of 180 days or less.
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
All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2022 and 2021. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
The Company is a participant in the Federal Reserve’s Main Street Lending Program ("MSLP") to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company sold a 95% participation in new MSLP loans to the Main Street Special Purpose Vehicle ("SPV") at par value. The Company must retain 5% of the MSLP loan until (i) it matures or (ii) neither the Main Street SPV nor a Governmental Assignee holds an interest in MSLP Loan in any capacity, whichever comes first. See Note 5 - Loans and the Allowance for Loan Losses for further discussion on our participation in the program.
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
We are closely monitoring the changing dynamics in the economy and related impacts to our clients. Management will continue to closely monitor the loan portfolio and analyze the economic data to assess the impact on the allowance for loan losses.
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
The allowance for loan losses is comprised of specific loan loss reserves and general loan loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general loan loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general loan loss reserve is based on historical loss experiences adjusted for nine qualitative factors on all loans in the portfolio not considered impaired. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans. The nine qualitative factors the Company considers are:
•Changes in relevant economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.
•Levels and trends in net charge-offs.
•The existence and effect of any concentrations of credit and changes in the level of such concentrations.
•Changes in the nature or volume of the loan portfolio and in the terms of loans.
•Changes in the experience, ability, and depth of lending management and other relevant staff.
•Changes in the volume and severity of past due loans.
•Changes in the quality of the loan review system and associated grading changes.
•Change in the level of overdrafts.
•Levels and status of loans modified as a result of COVID-19.
The following portfolio segments have been identified:
•Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item as of December 31, 2022 and 2021.
•Consumer and Other—consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item.
•Construction and Development—consists of loans to finance the construction of residential and non-residential properties. These loans are dependent on the strength of the industries of the related borrowers and the risks consistent with construction projects.
•1-4 Family Residential—consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with owner occupied or non-owner occupied 1-4 family residential properties. Loans in this segment are dependent on the industries tied to these loans as well as the national and local economies, and local residential and commercial real estate markets.
•Commercial Real Estate ("CRE"), Owner Occupied and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. This category includes MSLP loans as of December 31, 2022 and 2021.
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

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their estimated fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on an accelerated basis over periods representing the estimated remaining lives of the assets of one to ten years and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. As of December 31, 2022, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts for the years ended December 31, 2022 and 2021. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021 are considered in scope of Topic 606.
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

On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time financial statement preparers can utilize the reference rate reform relief guidance through December 31, 2024.

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending past December 31, 2022. The Company is currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems and operations, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and is working on transitioning existing LIBOR loans to SOFR. Consumer indexed loans are being managed in accordance with Interagency Guidance.
Restrictions on Cash: During the year ended December 31, 2021, the Board of Governors of the Federal Reserve System reduced reserve requirement ratios to zero percent. This action eliminated reserve requirements for all depository institutions.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2022.

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
Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company’s CECL project team continued to work through its implementation plan. The Company selected a champion quantitative model to approximate expected losses by call code segment using regional and other appropriate peers. The Company selected qualitative factors and evaluated those factors for each loan segment for the quarter ended December 31, 2022. The Company has completed a model validation and worked to finalize policies and procedures, internal control structure, and process flows. Using this information, the Company successfully ran parallel models for each completed quarter of 2022 in order for management to review and compare results between the initial CECL model and existing ALLL model. Based on preliminary results, the Company expects its allowance for credit losses ("ACL") coverage ratio to be within a range of approximately 75-90 bps of total loans and 30-45 bps coverage on off-balance sheet commitments. The Company will implement the new standard beginning January 1, 2023.

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
NOTE 2 – ACQUISITIONS
On July 22, 2021, the Company entered into the Merger Agreement with Teton, parent company of Rocky Mountain Bank, a Wyoming-chartered bank headquartered in Jackson, Wyoming. As provided by the Merger Agreement, Teton merged into the Company, as subject to the terms and conditions set forth in the Merger Agreement, with the Company continuing as the surviving corporation. As provided by the Merger Agreement, Rocky Mountain Bank merged with and into the Bank, with the Bank surviving the bank merger. The transaction closed on December 31, 2021 with an aggregate purchase price of $51.3 million. As part of its long-term growth strategy, the Teton Acquisition expands First Western’s presence in Wyoming and allows the Bank to deliver its unique approach to private and commercial banking to more clients in the region.
The Teton Acquisition was accounted for under the acquisition method of accounting and therefore all assets and liabilities were measured and recorded at their fair values as of the acquisition close date of December 31, 2021 with final measurement period adjustments made as of March 31, 2022. All non-equity acquisition related costs were expensed as incurred. Certain acquisition costs related to the issuance of equity were capitalized as of December 31, 2021. Market value adjustments for assets acquired and liabilities assumed were amortized or accreted on a level yield basis over the estimated life of the asset or liability. Loans acquired were recorded at their estimated fair value and therefore no allowance for loan and lease losses was recorded at the date of acquisition. Goodwill of $6.2 million, which is not tax deductible, was recognized in the transaction and represents expected synergies and cost savings resulting from combining the expanded footprint and expertise of the associates. Additionally, core deposit intangible assets were identified and recorded at their estimated fair values and are amortized over their estimated useful life. On August 31, 2021, the Company completed the issuance and sale of subordinated notes, which provided partial funding of the transaction. See Note 10 – Borrowings for more information.

The following presents the final, recorded fair values of the assets acquired and liabilities assumed in the transaction with Teton as of December 31, 2021, including all measurement period adjustments to the provisional estimates. The measurement period has closed, with no further adjustments expected (dollars in thousands):

Fair value of consideration transferred	Provisional Estimates	Measurement Period Adjustments	December 31, 2021
Cash consideration	$11,501	$—	$11,501
Common stock issued	39,818	—	39,818
Total fair value of consideration transferred	51,319	—	51,319

Assets acquired
Cash and cash equivalents	132,498	—	132,498
Available-for-sale securities, at fair value	18,058	—	18,058
Correspondent bank stock, at cost	928	—	928
Mortgage loans held for sale	840	—	840
Loans, net	252,275	(857)	251,418
Premises and equipment	17,758	—	17,758
Accrued interest receivable	923	—	923
Accounts receivable	95	—	95
Other receivable	520	—	520
Core deposit intangible(1)	1,264	698	1,962
Other assets	226	242	468
Assets held for sale	115	5	120
Total assets acquired	425,500	88	425,588

Liabilities assumed
Deposits	379,227	(29)	379,198
Accrued interest payable	26	—	26
Other liabilities	1,283	—	1,283
Deferred tax liabilities, net	42	(71)	(29)
Total liabilities assumed	380,578	(100)	380,478
Net assets acquired	44,922	188	45,110
Goodwill recognized	$6,397	$(188)	$6,209
_____________________________
(1)The core deposit intangible was determined to have an estimated life of 10 years.
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

The composition of the contractual balance of acquired loans as of December 31, 2021 is detailed in the table below (dollars in thousands):

Year Ended December 31,
2021
Cash, Securities and Other (1)	$20,080
Construction and Development	33,977
1-4 Family Residential	70,348
Non-Owner Occupied CRE	43,162
Owner Occupied CRE	33,000
Commercial and Industrial	55,690
Total loans	256,257
Acquisition fair value adjustments	(3,982)
Loans, net	$252,275
_____________________________
(1)Includes $6.7 million in PPP loans.
The Company incurred $1.2 million and $4.1 million in expenses related to the acquisition during the years ended December 31, 2022 and December 31, 2021, respectively. The following presents the acquisition expenses within Non-interest expense of the Consolidated Statements of Income as of the dates noted (dollars in thousands):

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Mergers and acquisitions expense:
Salaries and employee benefits	$591	$547
Professional services	563	1,118
Technology and information systems	7	—
Data processing	(73)	2,428
Marketing	81	—
Other	54	8
Total mergers and acquisitions expense	$1,223	$4,101
The following table presents pro forma information for the years ended December 31, 2022 and 2021, as if the Teton Acquisition had occurred on January 1, 2021. The information for the year ended December 31, 2022 reflects actual results presented in our Consolidated Statements of Income. Information for the year ended December 31, 2021 has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the period presented, nor is it indicative of future results (in thousands, except per share data):

	Pro Forma
	Twelve Months Ended December 31,
	2022	2021
Net interest income after provision for loan losses	$79,522	$68,019
Noninterest income	28,412	41,206
Net income	21,698	23,234
Pro forma earnings per share:
Basic	2.29	2.49
Diluted	2.23	2.43

NOTE 3 - INVESTMENT SECURITIES
The following presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

December 31, 2022	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities – residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities – residential	6,708	—	(506)	6,202
Government CMO and MBS - commercial	6,786	13	(403)	6,396
Corporate CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718
The following presents the amortized cost and fair value of securities available-for-sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss as of the date noted (dollars in thousands):

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
U.S. Treasury debt	$250	$—	$(3)	$247
U.S. Government Agency	3,522	—	—	3,522
Corporate bonds	8,113	227	(15)	8,325
GNMA mortgage-backed securities – residential	26,611	185	(146)	26,650
FNMA mortgage-backed securities – residential	14,400	43	—	14,443
Government CMO and MBS - commercial	878	—	—	878
Corporate CMO and MBS	1,492	23	(18)	1,497
Total securities available-for-sale	$55,266	$478	$(182)	$55,562
Net amortization of premiums and discounts related to mortgage securities during each of the years ended December 31, 2022 and 2021 was $0.1 million and is included in Net interest income in the Consolidated Statements of Income.
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
As of December 31, 2022, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

December 31, 2022	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	2,234	2,048
Due between five years and ten years	21,548	19,290
Due after ten years	280	262
Securities (CMO and MBS)	56,994	53,118
Total	$81,056	$74,718
For the year ended December 31, 2022, the Company committed $6.0 million in total to two bank technology funds. During the year ended December 31, 2022, the Company made $1.3 million in contributions to both partnerships and received a $0.1 million return on investment. As of December 31, 2022, the Company held a balance of $1.3 million, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.7 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. During the years ended December 31, 2022 and 2021, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. As of December 31, 2022 and 2021, the Company held a balance of $2.0 million in the SBIC fund, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $1.0 million in future SBIC investments.
As of December 31, 2022 and December 31, 2021, securities with carrying values totaling $22.6 million and $17.3 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
As of December 31, 2022, 98 securities were in an unrecognized loss position, with unrecognized losses totaling $6.4 million. As of December 31, 2021, 10 securities were in an unrealized loss position with unrealized losses totaling $0.2 million. Of the securities in an unrecognized loss position as of December 31, 2022, 14 have been in a continuous unrecognized loss position for more than twelve months, and the remaining have been in a continuous unrecognized loss position for less than twelve months. The unrecognized loss positions were caused primarily by interest rate changes and market assumptions about prepayments of principal and interest on the underlying mortgages. Because the decline in market value is attributable to market conditions, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be near or at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2022.

The following presents securities with unrecognized losses aggregated by major security type and length of time in a continuous unrecognized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$234	$(9)	$234	$(9)
Corporate bonds	20,911	(2,436)	455	(17)	21,366	(2,453)
GNMA mortgage-backed securities – residential	22,371	(1,051)	14,255	(1,749)	36,626	(2,800)
FNMA mortgage-backed securities – residential	6,202	(506)	—	—	6,202	(506)
Government CMO and MBS - commercial	5,591	(403)	—	—	5,591	(403)
Corporate CMO and MBS	3,499	(147)	395	(33)	3,894	(180)
Total	$58,574	$(4,543)	$15,339	$(1,808)	$73,913	$(6,351)
The following presents securities with unrealized losses aggregated by major security type and length of time in a continuous unrealized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
U.S. Treasury Debt	$247	$(3)	$—	$—	$247	$(3)
Corporate bonds	485	(15)	—	—	485	(15)
GNMA mortgage-backed securities - residential	17,205	(146)	—	—	17,205	$(146)
Corporate CMO and MBS	—	—	521	(18)	521	(18)
Total	$17,937	$(164)	$521	$(18)	$18,458	$(182)
The Company did not sell any securities during the years ended December 31, 2022 or 2021.
NOTE 4 – CORRESPONDENT BANK STOCK
The following presents the Company’s investments in correspondent bank stock, as of the dates noted (dollars in thousands):

	December 31,
	2022	2021
FHLB	$7,078	$1,625
BBW	32	31
FRB	—	928
Total	$7,110	$2,584

NOTE 5 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES
The following presents a summary of the Company’s loans as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash, Securities and Other(1)	$165,670	$261,190
Consumer and Other(2)	49,954	34,758
Construction and Development	288,497	178,716
1-4 Family Residential	898,154	580,872
Non-Owner Occupied CRE	496,776	482,622
Owner Occupied CRE	216,056	212,426
Commercial and Industrial(3)	361,028	203,584
Total loans held for investment	2,476,135	1,954,168
Deferred fees and unamortized premiums/(unaccreted discounts), net(4)	(6,722)	(5,031)
Allowance for loan losses	(17,183)	(13,732)
Loans, net	$2,452,230	$1,935,405
_____________________________
(1)Includes Paycheck Protection Program ("PPP") loans of $7.1 million and $46.8 million as of December 31, 2022 and 2021, respectively.
(2)Includes $23.4 million of unpaid principal balance of loans held for investment measured at fair value as of December 31, 2022.
(3)Includes MSLP loans of $6.6 million and $6.8 million as of December 31, 2022 and 2021, respectively.
(4)Includes fair value adjustments on loans held for investment accounted for under the fair value option.

As of December 31, 2022 and 2021, total loans held for investment included $234.7 million and $356.7 million, respectively, of performing loans purchased through mergers or acquisitions. As of December 31, 2022, Consumer and Other included $23.4 million of unpaid principal balance of loans held for investment measured at fair value. See Note 17 – Fair Value Option.
The CARES Act created the paycheck protection program ("PPP"), which is administered by the Small Business Administration ("SBA"). The PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The loans may be forgiven conditioned upon the client providing payroll documentation evidencing their compliant use of funds and otherwise complying with the terms of the program. The Bank is an approved SBA lender and as of December 31, 2022, the Cash, Securities and Other portion of the loan portfolio included $7.1 million of PPP loans, or 4.3% of the total category. As of December 31, 2021, the Cash, Securities, and Other portion of the loan portfolio included $46.8 million of PPP loans, or 17.9% of the total category.
The Company is a participant in the Federal Reserve’s MSLP to support lending to small and medium-sized for profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of December 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.6 million, or 1.8% of the total category. As of December 31, 2021, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $6.8 million, or 3.3% of the total category.
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments have resumed under the original terms. As of December 31, 2022, the Company’s loan portfolio included 49 non-acquired loans which were previously modified under the loan modification program, totaling $78.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of December 31, 2022, there were 14 of these loans, totaling $3.3 million.

The CARES Act provides banks optional, temporary relief from accounting for certain loan modifications as a TDR. The modifications must be related to the adverse effects of COVID-19, and certain other criteria are required to be met in order to apply the relief. Interagency guidance from Federal Reserve and the FDIC confirmed with the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. We believe our loan modification program meets that definition and have not classified any of these modifications as a TDR as of December 31, 2022 and 2021. In accordance with that guidance, the Company recognized interest income on all loans modified for temporary payment moratoriums, primarily for a period of 180 days or less.
All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2022. These loans are included in the allowance for loan loss general reserve in accordance with ASC 450-20. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. As of December 31, 2022, no allowance for loan loss was deemed necessary on the accrued interest balances related to loan modifications.
The following presents, by class, an aging analysis of the recorded investments (excluding accrued interest receivable, deferred fees, and unamortized premiums/(unaccreted discounts) which are not material) in loans past due as of the dates noted (dollars in thousands):

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Recorded Investment
Cash, Securities and Other	$1,735	$539	$4	$2,278	$163,392	$165,670
Consumer and Other	996	167	145	1,308	48,646	49,954
Construction and Development	—	—	201	201	288,296	288,497
1-4 Family Residential	1,747	—	—	1,747	896,407	898,154
Non-Owner Occupied CRE	1,073	—	—	1,073	495,703	496,776
Owner Occupied CRE	1,165	—	—	1,165	214,891	216,056
Commercial and Industrial	5,051	10,724	1,318	17,093	343,935	361,028
Total	$11,767	$11,430	$1,668	$24,865	$2,451,270	$2,476,135

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Recorded Investment
Cash, Securities and Other	$745	$—	$6	$751	$260,439	$261,190
Consumer and Other	454	—	2	456	34,302	34,758
Construction and Development	2,758	—	—	2,758	175,958	178,716
1-4 Family Residential	1,449	—	—	1,449	579,423	580,872
Non-Owner Occupied CRE	—	2,548	—	2,548	480,074	482,622
Owner Occupied CRE	1,419	—	—	1,419	211,007	212,426
Commercial and Industrial	748	—	2,200	2,948	200,636	203,584
Total	$7,573	$2,548	$2,208	$12,329	$1,941,839	$1,954,168
As of December 31, 2022 and 2021, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.

Non-Accrual Loans and Troubled Debt Restructurings
The following presents the recorded investment in non-accrual loans by class as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash, Securities and Other	$4	$6
Consumer and Other	146	2
Construction and Development	201	—
1-4 Family Residential	—	75
Owner Occupied CRE	1,165	1,241
Commercial and Industrial	10,833	2,938
Total	$12,349	$4,262
Non-accrual loans classified as TDR accounted for $3.1 million of the recorded investment as of December 31, 2022 and $4.3 million as of December 31, 2021. Non-accrual loans are classified as impaired loans and individually evaluated for impairment.
The following presents a summary of the unpaid principal balance of loans classified as TDRs as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Accruing
Non-Owner Occupied CRE	$—	$55
Non-accrual
Cash, Securities, and Other	4	6
1-4 Family Residential	—	75
Owner Occupied CRE	1,165	1,241
Commercial and Industrial	1,951	2,938
Total	3,120	4,315
Allowance for loan losses associated with TDR	—	(1,751)
Net recorded investment	$3,120	$2,564
As of December 31, 2022 and December 31, 2021, the Company had not committed any additional funds to a borrower with a loan classified as a TDR.
The Company did not modify any loans resulting in TDR status during the year ended December 31, 2022. The Company modified three loans resulting in TDR status during the year ended December 31, 2021. The first loan was a small mortgage with a remaining balance of $0.1 million where the borrower was unable to make payments or obtain additional financing to pay off the mortgage. As a result, we modified the loan at the maturity date with a one-year renewal to allow the borrower time to seek a refinance. As of December 31, 2022, the loan has been paid in full as agreed in the loan modification. The second and third loans modified are in relation to one borrower who has two loans, one Commercial Real Estate Loan in the amount of $1.2 million, which is the space where the related business operates, and a Commercial loan with a balance of $0.7 million. The borrower had experienced a reduction in cash flow through ongoing impact from the pandemic and related shut downs and hiring shortages. As a result, the Company modified both loans allowing for a six month interest only period to provide cash flow relief. The Company obtained a reduced term on the business loan as well as additional collateral from the Borrower. All three of the loans modified during 2021 were sufficiently collateralized and therefore did not require any specific reserve.
TDRs are reviewed individually for impairment and are included in the Company’s specific reserves in the allowance for loan losses. If charged off, the amount of the charge off is included in the Company’s charge off factors, which impact the Company’s reserves on non-impaired loans.

The following presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	December 31, 2022			December 31, 2021
	Total Recorded Investment	Unpaid Contractual Principal Balance	Allowance for Loan Losses	Total Recorded Investment	Unpaid Contractual Principal Balance	Allowance for Loan Losses
Impaired loans with a valuation allowance:
Consumer and Other	$—	$—	$—	$2	$2	$2
Commercial and Industrial	—	—	—	2,190	2,190	1,751
Total	$—	$—	$—	$2,192	$2,192	$1,753

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
Construction and Development	201	201	—	—	—	—
1-4 Family Residential	—	—	—	75	75	—
Owner Occupied CRE	1,165	1,165	—	1,241	1,241	—
Commercial and Industrial	10,833	10,833	—	748	748	—
Total	$12,203	$12,203	$—	$2,070	$2,070	$—

Total impaired loans:
Cash, Securities, and Other	$4	$4	$—	$6	$6	$—
Consumer and Other	—	—	—	2	2	2
Construction and Development	201	201	—	—	—	—
Commercial and Industrial	10,833	10,833	—	2,938	2,938	1,751
1-4 Family Residential	—	—	—	75	75	—
Owner Occupied CRE	1,165	1,165	—	1,241	1,241	—
Total	$12,203	$12,203	$—	$4,262	$4,262	$1,753
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

The following presents the average balance of impaired loans and interest income recognized on impaired loans during the periods presented (dollars in thousands):

	December 31,
	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with a valuation allowance:
Cash, Securities, and Other	$—	$—	$2	$—
Consumer and Other	1	—	—	—
Commercial and Industrial	—	—	2,413	21
Total	$1	$—	$2,415	$21

Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$—	$17	$—
Construction and Development	81	—	—	—
Owner Occupied CRE	1,201	—	248	51
Commercial and Industrial	4,297	*	205	262
1-4 Family Residential	57	—	15	—
Total	$5,640	$—	$485	$313

Total impaired loans:
Cash, Securities, and Other	$4	$—	$19	$—
Consumer and Other	1	—	—	—
Construction and Development	81	—	—	—
Owner Occupied CRE	1,201	—	248	51
Commercial and Industrial	4,297	*	2,618	283
1-4 Family Residential	57	—	15	—
Total	$5,641	$—	$2,900	$334
_____________________________
(•)The Company recognized an immaterial amount of interest income during the period.

Allowance for Loan Losses
Allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the Company’s allowance for loan losses by portfolio class for the periods presented (in thousands):

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
(Recovery of)/provision for loan losses	(399)	84	933	2,756	538	218	(448)	3,682
Charge-offs	(1)	(262)	—	—	—	—	(71)	(334)
Recoveries	—	103	—	—	—	—	—	103
Ending balance	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183

Allowance for loan losses as of December 31, 2022 allocated to loans evaluated for impairment:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,198	191	2,025	6,309	3,490	1,510	2,460	17,183
Ending balance	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183

Loans as of December 31, 2022, evaluated for impairment:
Individually	$4	$—	$201	$—	$—	$1,165	$10,833	$12,203
Collectively	165,666	26,539	288,296	898,154	496,776	214,891	350,195	2,440,517
Measured at fair value	—	23,415	—	—	—	—	—	23,415
Ending balance	$165,670	$49,954	$288,497	$898,154	$496,776	$216,056	$361,028	$2,476,135

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the year ended December 31, 2021
Beginning balance	$2,439	$140	$932	$3,233	$2,004	$1,159	$2,632	$12,539
Provision for/(recovery of) loan losses	(841)	163	160	320	948	133	347	1,230
Charge-offs	—	(44)	—	—	—	—	—	(44)
Recoveries	—	7	—	—	—	—	—	7
Ending balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Allowance for loan losses as of December 31, 2021 allocated to loans evaluated for impairment:
Individually	$—	$2	$—	$—	$—	$—	$1,751	$1,753
Collectively	1,598	264	1,092	3,553	2,952	1,292	1,228	11,979
Ending balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732

Loans as of December 31, 2021, evaluated for impairment:
Individually	$6	$2	$—	$75	$—	$1,241	$2,938	$4,262
Collectively	261,184	34,756	178,716	580,797	482,622	211,185	200,646	1,949,906
Ending balance	$261,190	$34,758	$178,716	$580,872	$482,622	$212,426	$203,584	$1,954,168
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

Loans not meeting any of the three criteria above are considered to be pass-rated loans. The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the dates noted (dollars in thousands):

December 31, 2022	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$165,666	$—	$4	$—	$165,670
Consumer and Other	26,539	—	—	23,415	49,954
Construction and Development	288,296	—	201	—	288,497
1-4 Family Residential	898,154	—	—	—	898,154
Non-Owner Occupied CRE	496,776	—	—	—	496,776
Owner Occupied CRE	214,891	—	1,165	—	216,056
Commercial and Industrial	347,803	2,392	10,833	—	361,028
Total	$2,438,125	$2,392	$12,203	$23,415	$2,476,135

December 31, 2021	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities and Other	$261,184	$—	$6	$—	$261,190
Consumer and Other	34,756	—	2	—	34,758
Construction and Development	176,194	2,522	—	—	178,716
1-4 Family Residential	580,797	—	75	—	580,872
Non-Owner Occupied CRE	476,670	5,952	—	—	482,622
Owner Occupied CRE	210,493	—	1,933	—	212,426
Commercial and Industrial	198,368	401	4,815	—	203,584
Total	$1,938,462	$8,875	$6,831	$—	$1,954,168

The Company had no loans graded doubtful as of the years ended December 31, 2022 and 2021.
NOTE 6 – PREMISES AND EQUIPMENT, NET
The following presents a summary of the cost and accumulated depreciation of premises and equipment as December 31 (dollars in thousands):

	2022	2021
Building and building improvements	$12,190	$12,190
Leasehold improvements, including artwork	12,879	11,464
Land	4,980	4,980
Equipment and software	5,815	6,144
Gross premise and equipment	35,864	34,778
Less: accumulated depreciation	(10,746)	(10,802)
Premises and equipment, net	$25,118	$23,976
During the year ended December 31, 2022, the Company retired an immaterial amount of equipment and software for an immaterial loss.
During the year ended December 31, 2021, the Company acquired buildings and land associated with the Teton Acquisition. These assets were recorded at their fair value on December 31, 2021 and the buildings will be depreciated over their remaining useful lives.

Depreciation expense for premises and equipment for the years ended December 31, 2022 and 2021 totaled $1.8 million and $1.2 million, respectively.
NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Beginning balance	$30,588	$24,191
Acquisition activity	(188)	6,397
Ending balance	$30,400	$30,588
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of December 31, 2022, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million and $30.6 million as of December 31, 2022 and 2021, respectively.
The following presents the Company’s intangible assets and related accumulated amortization as of the dates noted (dollars in thousands):

	2022	2021
Other intangibles	$5,926	$5,857
Less: accumulated amortization on other intangibles	(4,222)	(4,543)
Other intangible assets, net	$1,704	$1,314
Amortization expense on definite-lived customer relationship and non-compete intangible assets was $0.3 million and an immaterial amount for the years ended December 31, 2022 and 2021, respectively. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2022 (dollars in thousands):

Year	Expense
2023	$250
2024	226
2025	206
2026	193
2027	183
Thereafter	646
Total	$1,704
NOTE 8 - LEASES
Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2032. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.

The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Consolidated Balance Sheets, as of the dates noted (dollars in thousands):

		December 31, 2022	December 31, 2021
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,602	$10,720

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$11,163	$13,863
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

	December 31, 2022	December 31, 2021
Weighted-Average Remaining Lease Term
Operating leases	4.85 years	5.26 years

Weighted-Average Discount Rate
Operating leases	2.63%	2.67%
The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Consolidated Statements of Income. The following represents the Company’s net lease costs during the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021
Lease Costs
Operating lease cost	$3,151	$3,040
Variable lease cost	2,104	1,756
Lease costs, net	$5,255	$4,796

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2023	$3,228
2024	3,083
2025	2,141
2026	810
2027	734
Thereafter	1,752
Total future minimum lease payments	11,748
Less: imputed interest	(585)
Present value of net future minimum lease payments	$11,163
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the year ended December 31, 2022, the Company recognized $0.3 million of lease income.
The following presents a maturity analysis of the Company’s lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2023	$242
2024	199
2025	—
2026	—
2027	—
Thereafter	—
Total undiscounted operating lease income	$441
NOTE 9 - DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Money market deposit accounts	$1,336,092	$1,056,669
Time deposits	224,090	170,491
Negotiable order of withdrawal accounts	234,778	309,940
Savings accounts	27,177	32,299
Total interest-bearing deposits	$1,822,137	$1,569,399
Estimated aggregate time deposits of $250 or greater	$77,972	$75,747
Deposits acquired through the Teton acquisition closed on December 31, 2021 totaled $379.2 million. See Note 2 – Acquisitions for additional information.
Overdraft balances classified as loans totaled $0.2 million and an immaterial amount as of December 31, 2022 and 2021, respectively.

The following presents the scheduled maturities of all time deposits for the next five years ending December 31 (dollars in thousands):

Year Ending December 31,	Time Deposits
2023	$181,036
2024	32,892
2025	2,998
2026	2,121
2027	5,043
Thereafter	—
Total	$224,090
NOTE 10 - BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2022 and December 31, 2021 amounted to $1.26 billion and $771.4 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $751.2 million as of December 31, 2022. Each advance is payable at its maturity date.
The Company had the following required maturities on FHLB borrowings as of the dates noted (dollars in thousands):

Maturity Date	Rate %	December 31, 2022	December 31, 2021
April 22, 2022	0.37	$—	$5,000
January 1, 2023 (1)	4.48	131,498	—
May 5, 2023	0.76	10,000	10,000
Total		$141,498	$15,000
(1) The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. For the years ended December 31, 2022 and 2021, the Company had outstanding $5.4 million and $23.6 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of December 31, 2022 and 2021, there were no amounts outstanding on any of the federal funds lines.
On December 5, 2022, the Company completed the issuance and sale of subordinated notes (the "December 2022 Sub Notes") totaling $20.0 million in aggregate principal amount. The issuance included $0.5 million of issuance costs resulting in a net balance of $19.5 million as of December 31, 2022 included in the Subordinated notes line of the Consolidated Balance Sheets. The December 2022 Sub Notes accrue interest at a rate of 7.00% per annum until December 15, 2027, at which time the rate will reset quarterly to an interest rate per annum equal to three-month term SOFR, or an alternative rate determined in accordance with the terms of the December 2022 Sub Notes, plus 328 basis points, payable quarterly in arrears; mature on December 15, 2032; are redeemable at the option of the Company on or after December 15, 2027.
On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price was equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.

On August 31, 2021, the Company completed the issuance and sale of subordinated notes (the Notes”) totaling $15.0 million in aggregate principal amount and including $0.3 million of issuance costs. As of December 31, 2022, $14.8 million was included in the Subordinated notes line of the Consolidated Balance Sheets. The Notes accrue interest at a rate of 3.25% per annum until September 1, 2026, at which time the rate will adjust each quarter to the then current three-month SOFR, or an alternative rate determined in accordance with the terms of the Notes, plus 258 basis points; mature on September 1, 2031; are redeemable at the option of the Company on or after September 1, 2026; and pay interest quarterly.
On November 25, 2020, the Company completed the issuance and sale of subordinated notes (the "November 2020 Sub Notes") totaling $10.0 million in aggregate principal amount and including $0.2 million of issuance costs. As of December 31, 2022, $9.9 million was included in the Subordinated notes line of the Consolidated Balance Sheets. The November 2020 Sub Notes accrue interest at a rate of 4.25% per annum until December 1, 2025, at which time the rate will adjust each quarter to the then current three-month term SOFR, or an alternative rate determined in accordance with the terms of the November 2020 Sub Notes, plus 402 basis points; mature on December 1, 2030; are redeemable at the option of the Company on or after December 1, 2025; and pay interest semi-annually prior to December 1, 2025 and quarterly after December 1, 2025.
On March 17, 2020, the Company completed the issuance and sale of subordinated notes (the "March 2020 Sub Notes") totaling $8.0 million in aggregate principal amount and including $0.1 million of issuance costs. As of December 31, 2022, $7.9 million was included in the Subordinated notes line of the Consolidated Balance Sheets. The March 2020 Sub Notes accrue interest at a rate of 5.125% per annum until March 31, 2025, at which time the rate will adjust each quarter to the then current three-month LIBOR, or an alternative rate determined in accordance with the terms of the March 2020 Sub Notes, plus 450 basis points; mature on March 31, 2030; are redeemable at the option of the Company on or after March 31, 2025; and pay interest quarterly.
For the years ended December 31, 2022 and 2021, the Company recorded $1.4 million and $1.5 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 22 – Regulatory Capital Matters for additional information. As of December 31, 2022 and 2021, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$211,285	$601,202	$136,289	$442,035
Standby letters of credit	8,571	16,737	2,420	20,940
Commitments to make loans to sell	13,553	—	60,529	—
Commitments to make loans	20,895	81,663	16,256	14,920
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
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the year ended December 31, 2022, the Company sold no shares of common stock.
On November 3, 2020, the Company announced that its board of directors authorized the repurchase of up to 400,000 shares of the Company’s common stock, no par value, from time to time, within one year (the "2020 Repurchase Plan") and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2020 Repurchase Plan. The Company may have repurchased shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that might be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2020 Repurchase Plan did not obligate the Company to acquire a specific dollar amount or number of shares and it may have extended, modified or discontinued at any time without notice. The 2020 Repurchase Plan expired in November 2021. During the year ended December 31, 2021, the Company did not repurchase any shares under the 2020 Repurchase plan.
On December 31, 2021, the Company closed on the Merger Agreement with Teton. As part of the Merger Agreement, the Company issued 1,337,791 shares of common stock to Teton shareholders. For additional information, see Note 2 – Acquisitions for additional information.

Restricted Stock Awards
In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vested ratably over five years. These awards fully vested during the year ended Decembere 31, 2022. The remaining $1.5 million, or 52,632 shares, were able to be earned based on performance of the mortgage division of the Company. The performance based awards fully vested during the year ended December 31, 2020.
As of December 31, 2022 and 2021, the Restricted Stock Awards have a weighted-average grant date fair value of $28.50 per share. During the years ended December 31, 2022 and 2021, the Company recognized compensation expense of $0.2 million and $0.3 million, respectively, for the Restricted Stock Awards. During the years ended December 31, 2022 and 2021, 10,527 and 10,526 shares, respectively, of the restricted stock awards vested. As of December 31, 2022, all restricted stock awards were fully vested and no unrecognized compensation expense remains.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (“the 2008 Plan”) was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of December 31, 2022, there were a total of 329,035 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the years ended December 31, 2022 and 2021.
During the year ended December 31, 2022, the Company recognized no stock based compensation expense associated with stock options. During the year ended December 31, 2021, the Company recognized an immaterial amount of stock based compensation expense associated with stock options. As of December 31, 2022, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	308,574	$29.21
Exercised	(8,309)	21.50
Forfeited or expired	(116,100)	40.00
Outstanding as of December 31, 2022	184,165	22.76	2.1	(1)
Options fully vested/exercisable as of December 31, 2022	184,165	22.76	2.1	(1)
_____________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of December 31, 2022 and December 31, 2021, there were 184,165 and 308,574 options, respectively, that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.
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
The following presents the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units during the year ended December 31, 2022:

	Time Vesting Units	Financial Performance Units	Market Performance Units
Outstanding as of December 31, 2021	249,821	183,483	13,746
Granted	157,682	92,697	—
Vested	(83,918)	(12,100)	—
Forfeited	(37,590)	(28,568)	(13,746)
Outstanding as of December 31, 2022	285,995	235,512	—
During the year ended December 31, 2022, the Company issued 67,860 shares of common stock upon the settlement of Restricted Stock Units. The remaining 28,158 shares were surrendered with a combined market value at the dates of settlement of $0.9 million to cover employee withholding taxes. During the year ended December 31, 2021, the Company issued 58,884 shares of common stock upon the settlement of Restricted Stock Units. The remaining 20,693 shares were surrendered with a combined market value at the dates of settlement of $0.5 million to cover employee withholding taxes.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 157,682 Time Vesting Units with a five-year service period during the year ended December 31, 2022, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During both the years ended December 31, 2022 and 2021, the Company recognized compensation expense of $1.7 million for the Time Vesting Units. As of December 31, 2022, there was $5.8 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.9 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of December 31, 2022 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	69,306	$145	1.0 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	74,364	267	2.0 years	December 31, 2022	December 31, 2023
On November 18, 2020	115%	24,161	238	1.9 years	December 31, 2022	50% November 18, 2023 and 2025
May 3, 2021 through August 11, 2021	150%	53,882	604	3.0 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022(2)	—%	—	—	4.0 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	100%	18,181	680	4.0 years	December 31, 2024	December 31, 2026

_____________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2)As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of December 31, 2022.
(3)Performance threshold was not met for the year ended December 31, 2022. The 100% threshold is expected to be met for the years ended December 31, 2023 and 2024.
The following presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation Expense Recognized
Grant Period	2022	2021	2022	2021
Prior to May 1, 2019	—	—	$—	$110
May 1, 2019 through April 30, 2020	—	—	122	216
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	168	208
On November 18, 2020		—	41	125
May 3, 2021 through August 11, 2021	—	41,743	273	221
May 2, 2022 through November 2, 2022, excluding August 4, 2022(1)	65,425	—	—	—
On August 4, 2022(2)	27,272	—	47	—
_____________________________
(1)     Performance threshold was not met for the year ended December 31, 2022; therefore, no compensation expense was recognized as of the year ended December 31, 2022.
(2)     Performance threshold was not met for the year ended December 31, 2022. The 100% threshold is expected to be met for the years ended December 31, 2023 & 2024.
Market Performance Units
Market Performance Units were granted to certain key associates and are earned based on growth in the value of the Company’s common stock, and were dependent on the Company completing an initial public offering of stock during a defined period of time. On July 23, 2018, the Company completed its initial public offering and the Market Performance Units performance condition was met. Subsequent to the performance condition there was also a market condition as a vesting requirement for the Market Performance Units. If the Company's common stock was trading at or above certain prices, over a performance period which ended on June 30, 2020, the Market Performance Units would have been determined to be earned and vest following the completion of a subsequent service period, which ended on June 30, 2022. The Company's common stock did not trade at or above the required prices over the performance period and as a result, no Market Performance Units were eligible to be earned.
During the year ended December 31, 2022, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. During the year ended December 31, 2021, the Company recognized an immaterial amount of compensation expense for the Market Performance Units. As of the end of the subsequent service period, or June 30, 2022, the Company had no remaining unrecognized compensation expense related to the Market Performance Units.

NOTE 13 - EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share for the periods indicated (dollars in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$21,698	$20,610

Denominator:
Basic weighted average shares	9,461,349	7,980,491
Earnings per common share - basic	$2.29	$2.58

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$21,698	$20,610

Denominator:
Basic weighted average shares	9,461,349	7,980,491
Diluted effect of common stock equivalents:
Stock options	42,944	30,661
Time Vesting Units	117,774	139,829
Financial Performance Units	88,143	70,437
Market Performance Units	3,413	13,760
Total diluted effect of common stock equivalents	252,274	254,687
Diluted weighted average shares	9,713,623	8,235,178
Earnings per common share - diluted	$2.23	$2.50
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Year Ended December 31,
	2022	2021
Stock options	—	168,872
Time Vesting Units	86,145	996
Financial Performance Units	23,553	32,713
Restricted Stock Awards	—	7,895
Total potentially dilutive securities	109,698	210,476

NOTE 14 - INCOME TAXES
The following presents the components of the Company’s income tax expense as of December 31 (dollars in thousands):

	2022	2021
Current:
Federal	$5,637	$6,228
State and local	936	1,110
Total current tax expense	6,573	7,338
Deferred:
Federal	536	(734)
State and local	(55)	66
Valuation allowance	76	—
Total deferred tax expense (benefit)	557	(668)
Income tax expense	$7,130	$6,670
The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes (dollars in thousands):

	2022	2021
Income tax expense computed at 21% statutory rate	$6,054	$5,729
Differences:
Permanent differences	101	169
State taxes, net of federal expense	1,005	1,018
LIHTC investment tax credit	(404)	(386)
LIHTC investment proportional amortization	378	539
Valuation allowance	76	—
Other, net	(80)	(399)
Income tax expense	$7,130	$6,670

The following presents the principal components of the Company’s deferred tax items as of December 31 (dollars in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$472	$395
Allowance for loan losses	4,165	3,385
Acquired loans fair market value adjustments	826	976
Assets acquired at fair value	—	226
Loans accounted for under the fair value option	146	—
Deferred rent	621	753
Stock-based compensation	1,705	1,800
Provision on other real estate owned	—	463
Other intangible assets	254	279
Unrealized losses on securities	495	—
Accrued bonuses	—	868
Loan fees	459	—
Accrued expenses	—	821
Other	1,574	382
Total deferred tax assets	10,717	10,348
Deferred tax liabilities:
Goodwill	(1,087)	(1,137)
Depreciation	(1,864)	(1,636)
Unrealized gain on securities	—	(73)
Loan fees	—	(155)
Acquired loans fair market value adjustments	(215)	—
Other	(189)	(130)
Total deferred tax liabilities	(3,355)	(3,131)
Net operating loss valuation allowance	(448)	(372)
Net deferred tax asset	$6,914	$6,845
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets. The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2022 and December 31, 2021, the Company had $5.5 million of California NOLs available for utilization. For taxable years 2020, 2021, and 2022, California has suspended the NOL carryover deduction. On February 9, 2022, Senate Bill 113 was signed to reinstate the NOL deduction for businesses and individuals that have $1 million or more of net income subject to tax in California for tax years beginning January 1, 2022. Both corporations and individual tax payers may continue to compute and carryover an NOL during the suspension period. Different rules apply depending on the amount of income per year. The suspension does not apply to corporate tax payers if their income subject to California taxation is less than $1 million. During 2020, as a result of this tax legislation and certain divestitures in California, the Company was uncertain as to the probability of realizing the full NOL. As such, the Company recorded a valuation allowance related to the California NOLs. As of December 31, 2022, $5.2 million is recorded as a valuation allowance, resulting in a tax effected valuation allowance of $0.4 million. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2019 and forward. There are no federal or state tax examinations currently in progress.

NOTE 15 – EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2022 and 2021, the Company expensed matching contributions to the plan totaling $1.0 million. For the years ended December 31, 2022 and 2021, the Company incurred $0.1 million of administrative fees attributable to the plan.
NOTE 16 – RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of December 31, 2022 and December 31, 2021, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	December 31, 2022	December 31, 2021
Balance, beginning of year	$12,833	$14,321
Funded loans	15,079	11,294
Payments collected	(11,053)	(12,782)
Balance, end of period	$16,859	$12,833
Deposits from related parties held by the Bank as of December 31, 2022 and December 31, 2021 totaled $36.9 million and $51.0 million, respectively.
The Company leases office spaces from entities controlled by one of the Company’s board members. During each of the years ended December 31, 2022 and 2021, the Company incurred $0.2 million of expense related to these leases.
The Company earned trust and investment management fees of $0.1 million from related parties during each of the years ended December 31, 2022 and 2021. Assets under management for those related parties totaled $123.5 million and $103.1 million as of December 31, 2022 and 2021, respectively.
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
Equity Warrants: Fair value of equity warrants of private companies are priced using a Black-Scholes option pricing model to estimate the fair value by using strike prices, option expiration dates, risk-free interest rates, and option volatility assumptions (Level 3).
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
Loans Held for Sale: The fair value of loans held for sale is determined using actual quoted commitments from third party investors resulting in a Level 1 classification.
The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Mortgage loans held for sale	$—	$8,839	$—	$8,839
Loans held for sale	$1,965	$—	$—	$1,965
Loans held at fair value	$—	$—	$23,321	$23,321
Forward commitments and FSC	$—	$46	$—	$46
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$143	$143
IRLC, net	$—	$—	$229	$229
Equity warrants	$—	$—	$825	$825

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Investment securities available-for-sale:
U.S. Treasury debt	$247	$—	$—	$247
U.S. Government Agency	—	3,522	—	3,522
Corporate bonds	—	6,212	2,113	8,325
GNMA mortgage-backed securities - residential	—	26,650	—	26,650
FNMA mortgage-backed securities - residential	—	14,443	—	14,443
Government CMO and MBS	—	878	—	878
Corporate CMO and MBS	—	1,497	—	1,497
Total securities available-for-sale	$247	$53,202	$2,113	$55,562
Mortgage loans held for sale	$—	$30,620	$—	$30,620
Forward commitments and FSC	$—	$(65)	$(9)	$(74)
Equity securities	$709	$489	$—	$1,198
Guarantee asset	$—	$—	$237	$237
IRLC, net	$—	$—	$1,473	$1,473
Equity warrants	$—	$—	$160	$160
There were no transfers between levels during the year ended December 31, 2022 or 2021. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost. See Note 3 - Investment Securities for more information.
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
As of December 31, 2022, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Consolidated Statements of Income.
Fair Value Option
The Company has elected to account for certain purchased whole loans held for investment under the fair value option in order to align the accounting presentation with the Company's viewpoint of the economics of the loans. Interest income on loans held for investment accounted for under the fair value option is recognized within Interest and dividend income in the accompanying Consolidated Statements of Income. Not electing fair value generally results in a larger discount being recorded on the date of the loan purchase. The discount is subsequently accreted into interest income over the underlying loan's remaining term using the effective interest method. Additionally, management has elected the fair value option for mortgage loans originated and held for sale and loans held for sale.
As of December 31, 2022, the Company reclassified $2.0 million of loans held for investment to loans held for sale. The transfer occurred at the point in time the Company decided to sell the loan and received a commitment from third party investors to purchase the loan.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of December 31, 2022 or December 31, 2021. As of December 31, 2022, there were 145 loans, totaling $0.1 million, accounted for under the fair value option that were on nonaccrual. As of December 31, 2021, there were no loans accounted for under the fair value option that were on nonaccrual.

The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	December 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$8,839	$8,750	$89	$—	$—	$—	$—	$—	$—
Loans held for sale	1,965	1,984	(19)	—	—	$—	—	—	—
Loans held for investment	23,321	23,415	(94)	139	140	(1)	139	140	(1)
	$34,125	$34,149	$(24)	$139	$140	$(1)	$139	$140	$(1)

	December 31, 2021
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—
Loans held for investment	—	—	—	—	—	—	—	—	—
	$30,620	$29,857	$763	$—	$—	$—	$—	$—	$—
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended December 31,
	2022	2021
Mortgage loans held for sale	$(673)	$4,712
Loans held for sale	(20)	—
Loans held for investment	(94)	—
	$(787)	$4,712
The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended
	December 31,
Mortgage loans held for sale	2022	2021
Balance at beginning of period	$30,620	$161,843
Loans originated	439,682	1,425,713
Loans acquired	—	840
Fair value changes	(673)	(4,712)
Sales	(460,514)	(1,548,405)
Settlements	(276)	(4,659)
Balance at end of period	$8,839	$30,620

	Year Ended
	December 31,
Loans held for sale	2022	2021
Balance at beginning of period	$—	$—
Loans transferred from held for investment	1,985	—
Fair value changes	(20)	—
Balance at end of period	$1,965	$—

	Year Ended
	December 31,
Loans held for investment	2022	2021
Balance at beginning of period	—	$—
Loans acquired	35,616	—
Fair value changes	(94)	—
Settlements	(12,201)	—
Balance at end of period	$23,321	$—
Nonrecurring Fair Value
Other Real Estate Owned ("OREO"): Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. OREO is evaluated annually for additional impairment and adjusted accordingly.
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
The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Impaired loans(1):
Commercial and Industrial	$—	$—	$439	$439
_____________________________
(1)One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of December 31, 2021.
The sales comparison approach was utilized for estimating the fair value of non-recurring assets. There were no assets measured on a nonrecurring basis for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of foreclosed property as partial consideration for amounts owed on an impaired loan. The Company sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of December 31, 2022 and December 31, 2021, the Company did not own any OREO properties.
As of December 31, 2021, total impaired loans measured for impairment using the fair value of the collateral dependent loans had carrying values of $2.2 million with valuation allowances of $1.8 million and were classified as Level 3.
Impaired loans accounted for no specific reserves as of December 31, 2022 and $1.8 million as of December 31, 2021. The Company did not have any charge offs during the year ended December 31, 2022 from the specific reserve. The Company charged off an immaterial amount during the year ended December 31, 2021 from the specific reserve.
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Year Ended December 31, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	35,616	9	—	3,213	344
Originations	—	—	—	1	(5,048)	—
Gains (losses) in net income, net	—	(94)	—	(75)	591	321
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(12,201)	—	(20)	—	—
Ending balance	$—	$23,321	$—	$143	$229	$825

Year Ended December 31, 2021	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$—	$(89)	$232	$9,841	$—
Acquisitions	2,113	—	(182)	—	19,526	160
Originations	—	—	—	2	(25,804)	—
Gains (losses) in net income, net	—	—	262	32	(2,090)	—
Other settlements	—	—	—	(29)	—	—
Ending balance	$2,113	$—	$(9)	$237	$1,473	$160
The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$23,321	Discounted cash flow	Discount rate	4% to 18% (8)%

Guarantee asset	143	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 4% (4)%

IRLC, net	229	Best execution model	Pull through	73% to 100% (91)%

Equity Warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	31.2% to 44.7% (34.8)% 4.04% to 4.14% (4.05)% 0 to 4 years

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2021
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Corporate Bonds	$2,113	Discounted cash flow	Discount rate	7% (7)%

FSC	(9)	Internal pricing model	Market Differential	(14) bps to (2) bps ((6) bps)

Guarantee asset	237	Discounted cash flow	Discount rate Prepayment rate	3% (3%) 18% (18%)

IRLC, net	1,473	Best execution model	Pull through	71% to 100% (88)%

Equity warrants	160	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	24% to 37% (32)% 0.30% to 1.10% (0.97)% 0 to 4 years

Nonrecurring fair value
Impaired loans(1):
Commercial and Industrial	439	Sales comparison, Market approach - guideline transaction method	Management discount for asset/property type	17% - 45% (39%)
_____________________________
(1)One immaterial Consumer and Other loan was fully reserved for using a specific allowance as of December 31, 2021.
Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
December 31, 2022		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$196,512	$196,512	$—	$—
Held-to-maturity securities	81,056	234	67,433	7,051
Loans, net	2,452,230	—	—	2,379,406
Accrued interest receivable	10,445	5	362	10,078
Liabilities:
Deposits	2,405,229	2,181,139	—	228,868
Borrowings:
FHLB borrowings – fixed rate	141,498	—	141,867	—
Federal Reserve borrowings – fixed rate	5,388	—	5,388	—
Subordinated notes – fixed-to-floating rate	52,132	—	—	60,384
Accrued interest payable	1,125	—	587	538

	Carrying Amount	Fair Value Measurements Using:
December 31, 2021		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$386,983	$386,983	$—	$—
Loans, net	1,935,405	—	—	1,919,625
Accrued interest receivable	7,151	2	203	6,946
Liabilities:
Deposits	2,205,703	2,035,212	—	172,240
Borrowings:
FHLB borrowings – fixed rate	15,000	—	14,990	—
Federal Reserve borrowings – fixed rate	23,629	—	23,629	—
Subordinated notes – fixed-to-floating rate	39,031	—	—	40,325
Accrued interest payable	355	9	77	269
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
Loans, net: The fair values for all fixed-rate and variable-rate performing loans were estimated using the income approach and by discounting the projected cash flows of such loans. Principal and interest cash flows were projected based on the contractual terms of the loans, including maturity, contractual amortization and adjustments for prepayments and expected losses, where appropriate. A discount rate was developed based on the relative risk of the cash flows, considering the loan type, maturity and a required return on capital.
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2022 and 2021 (dollars in thousands):

As of and for the year ended December 31, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$100,474	$—	$100,474
Total interest expense	17,270	—	17,270
Provision for loan losses	3,682	—	3,682
Net interest income, after provision for loan losses	79,522	—	79,522
Non-interest income	23,094	5,318	28,412
Total income before non-interest expense	102,616	5,318	107,934
Depreciation and amortization expense	2,111	42	2,153
All other non-interest expense	69,366	7,587	76,953
Income before income taxes	$31,139	$(2,311)	$28,828

Goodwill	$30,400	$—	$30,400
Total assets	2,856,653	10,095	2,866,748

As of and for the year ended December 31, 2021	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$62,011	$—	$62,011
Total interest expense	5,416	—	5,416
Provision for loan losses	1,230	—	1,230
Net interest income, after provision for loan losses	55,365	—	55,365
Non-interest income	23,924	16,119	40,043
Total income before non-interest expense	79,289	16,119	95,408
Depreciation and amortization expense	1,147	53	1,200
All other non-interest expense	56,764	10,164	66,928
Income before income taxes	$21,378	$5,902	$27,280

Goodwill	$30,588	$—	$30,588
Total assets	2,494,207	33,282	2,527,489

NOTE 19 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of December 31, 2022 and 2021, the balance of the investment for LIHTC was $2.4 million and $2.6 million, respectively. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets. There were no unfunded commitments related to the LIHTC investment as of December 31, 2022. As of December 31, 2021, total unfunded commitments were $0.2 million.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Consolidated Statements of Income. During the year ended December 31, 2022, the Company recognized amortization expense of $0.4 million, which was included within the Income tax expense line item of the Consolidated Statements of Income. The Company recognized amortization expense of $0.5 million in the year ended December 31, 2021.
Additionally, during the year ended December 31, 2022, the Company recognized tax credits and other benefits from this investment in the LIHTC of $0.4 million. The Company recognized tax credits and other benefits from this investment in the LIHTC of $0.5 million in the year end December 31, 2021. During the years ending December 31, 2022 and 2021, the Company did not incur any impairment losses.
NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents condensed financial statements pertaining only to FWFI (dollars in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,	December 31,
Condensed Balance Sheets	2022	2021
Assets
Cash and cash equivalents	$26,372	$18,124
Investment in subsidiaries	263,362	233,417
Loans, net	—	1,978
Other assets	3,723	3,611
Total assets	$293,457	$257,130
Liabilities
Subordinated notes	$52,132	$39,031
Other liabilities(1)	461	(942)
Total liabilities	52,593	38,089
Shareholders' Equity
Total shareholders’ equity	240,864	219,041
Total liabilities and shareholders’ equity	$293,457	$257,130
_____________________________
(1)As of December 31, 2021, taxes payable was in a receivable position as a result of timing of tax payments.

	Year Ended December 31,
Condensed Statements of Income	2022	2021
Income
Interest income	$46	$60
Non-interest income	7	—
Total income	53	60
Expense
Interest expense	1,609	1,549
Non-interest expense	272	285
Total expense	1,881	1,834
Loss before income tax and equity in undistributed income of subsidiaries	(1,828)	(1,774)
Income tax benefit	412	119
Loss before equity in undistributed income of subsidiaries	(1,416)	(1,655)
Equity in undistributed income to subsidiaries	23,114	22,265
Net income	$21,698	$20,610

	Year Ended December 31,
Condensed Statements of Cash Flows	2022	2021
Cash flows from operating activities
Net income	$21,698	$20,610
Adjustments:
Depreciation and amortization	167	73
Deferred income tax expense	941	301
Stock-based compensation	2,562	2,903
Undistributed equity in subsidiaries	(23,114)	(22,265)
Change in other assets	235	678
Change in other liabilities	115	53
Net cash provided by/(used in) operating activities	2,604	2,353
Cash flows from investing activities
Net cash paid on acquisition	—	(11,501)
Investment in subsidiaries	(8,571)	(2,913)
Loan and note receivable originations and principal collections	1,978	43
Net cash used in investing activities	(6,593)	(14,371)
Cash flows from financing activities
Proceeds from subordinated notes, net of issuance costs	19,509	14,667
Payment on subordinated notes	(6,575)	—
Settlement of restricted stock	(876)	(501)
Proceeds from the exercise of stock options	179	1,706
Net cash provided by financing activities	12,237	15,872

Net change in cash and cash equivalents	8,248	3,854
Cash and cash equivalents, beginning of year	18,124	14,270
Cash and cash equivalents, end of year	$26,372	$18,124

Supplemental cash flow information:
Interest paid on borrowed funds	$1,609	$1,549

Supplemental noncash disclosures:
Common stock issued for Teton acquisition	—	39,818
NOTE 21 – OTHER NON-INTEREST EXPENSE
Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of total interest income and other income (dollars in thousands):

	Year Ended December 31,
Other non-interest expense	2022	2021
Corporate development and related	$2,440	$1,769
Loan and deposit related	1,420	1,016
Other	687	470
Total other non-interest expense	$4,547	$3,255

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the years ended December 31, 2022 and 2021, First Western made capital injections of $6.0 million and $2.9 million, respectively, into the Bank. Management believes as of December 31, 2022, First Western and the Bank meet all capital adequacy requirements to which they are subject to.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2022, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of December 31, 2022, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2022 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2022 and December 31, 2021.

The following presents the actual and required capital amounts and ratios as of the dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	10.29%	$136,928	6.0%	$182,571	8.0%
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	234,738	10.29	102,696	4.5	148,339	6.5
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	252,398	11.06	182,571	8.0	228,213	10.0
Consolidated	282,889	12.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	234,738	8.65	108,506	4.0	135,633	5.0
Consolidated	212,229	7.81	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$203,164	11.40%	$106,945	6.0%	$142,594	8.0%
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	203,164	11.40	80,209	4.5	115,858	6.5
Consolidated	188,777	10.54	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	217,215	12.19	142,594	8.0	178,242	10.0
Consolidated	242,388	13.54	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	203,164	10.05	80,887	4.0	101,108	5.0
Consolidated	188,777	9.31	N/A	N/A	N/A	N/A
_____________________________
(1)Does not include capital conservation buffer.

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
As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, or the 2023 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
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
Item 11: Executive Compensation
The information required by this item is hereby incorporated by reference from the 2023 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is hereby incorporated by reference from the 2023 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference from the 2023 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.
Item 14: Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference from the 2023 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2022.

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

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

3.2		Amended and Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

4.2		Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.3		Form of 5.125% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

4.4		Form of 4.25% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

4.5
Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

4.6
Form of 7.00% Fixed-to-Floating rate Subordinated Note due 2032 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 6, 2022, File No. 001-38595)

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

10.3†
Employment Agreement, dated January 1, 2017, between Scott Wylie and First Western Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.4†
Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Scott Wylie (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.5†
Amended and Restated Employment Agreement, dated March 5, 2018, between Julie Courkamp and First Western Financial, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.6†
Amended Employment Agreement dated May 2, 2019, by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 8, 2019, File No. 001-38595)

10.7†
Second Amendment to Employment Agreement dated January 30, 2020 by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 30, 2020, File No. 001-38595)

10.8†
Employment Agreement, dated April 8, 2020, by and between First Western Financial, Inc. and John Sawyer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 10, 2020, File No. 001-38595)

10.9
Asset Purchase Agreement, dated August 18, 2017, among EMC Holdings, LLC, WHMC, LLC, Alan Schrum and First Western Trust Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.10†
Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.11
Form of Subordinated Note Purchase Agreement, dated March 17, 2020, by and among First Western Financial, Inc. and several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

10.12
Form of Subordinated Note Purchase Agreement, dated November 25, 2020, by and among First Western Financial, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

10.13
Form of Subordinated Note Purchase Agreement, dated August 31, 2021, by and among First Western Financial, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

10.14
Form of Subordinated Note Purchase Agreement, dated December 5, 2022, by and among First Western Financial, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2022, File No. 001-38595)

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
_____________________________
*Filed herewith.
**These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
†Indicates a management contract or compensatory plan.
Item 16.Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

March 15, 2023	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
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

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer, and President (principal executive officer)	March 15, 2023
Scott C. Wylie

/s/ Julie A. Courkamp	Director, Chief Operating Officer, Chief Financial Officer, and Treasurer (principal financial and accounting officer)	March 15, 2023
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 15, 2023
Julie A. Caponi

/s/ David R. Duncan	Director	March 15, 2023
David R. Duncan

/s/ Thomas A. Gart	Director	March 15, 2023
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 15, 2023
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	March 15, 2023
Scott C. Mitchell

/s/ Luke A. Latimer	Director	March 15, 2023
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 15, 2023
Eric D. Sipf

/s/ Mark L. Smith	Director	March 15, 2023
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 15, 2023
Joseph C. Zimlich