Form 10-Q
period 2023-03-31
First Western Financial Inc
filed 2023-05-05
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number 001-38595
_________________________________________
FIRST WESTERN FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Colorado	37-1442266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 16th Street, Suite 1200 Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 303.531.8100
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 2, 2023
Common Stock, no par value	9,537,688

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook, " or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to soundness of other financial institutions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:
•geographic concentration in Colorado, Arizona, Wyoming, Montana, and California;
•the soundness of other financial institutions;
•changes in the economy affecting real estate values and liquidity;
•risks associated with higher inflation;
•changes in interest rates;
•weak economic conditions and global trade;
•our ability to continue to originate residential real estate loans and sell such loans;
•risks specific to commercial loans and borrowers;
•claims and litigation pertaining to our fiduciary responsibilities;
•the soundness of certain securities brokerage firms;
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
•the adequacy of our allowance for credit losses;
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
•unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters;
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
•available cash flows from the Bank; and
•other factors that are discussed in "Item 1A - Risk Factors" in our Annual Report on Form 10-K.
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2023. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$6,920	$4,926
Interest-bearing deposits in other financial institutions	288,147	191,586
Total cash and cash equivalents	295,067	196,512

Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $73,570 and $74,718, respectively)	79,565	81,056
Correspondent bank stock, at cost	13,222	7,110
Mortgage loans held for sale, at fair value	9,873	8,839
Loans held for sale, at fair value	—	1,965
Loans (includes $20,807 and $23,321 measured at fair value, respectively)	2,469,038	2,469,413
Allowance for credit losses	(19,843)	(17,183)
Loans, net	2,449,195	2,452,230
Premises and equipment, net	25,383	25,118
Accrued interest receivable	10,976	10,445
Accounts receivable	4,713	4,873
Other receivables	2,396	1,973
Goodwill and other intangible assets, net	32,040	32,104
Deferred tax assets, net	6,792	6,914
Company-owned life insurance	16,242	16,152
Other assets	23,043	21,457
Total assets	$2,968,507	$2,866,748

Liabilities
Deposits:
Noninterest-bearing	$545,064	$583,092
Interest-bearing	1,846,863	1,822,137
Total deposits	2,391,927	2,405,229
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	261,385	146,886
Subordinated notes	52,167	52,132
Accrued interest payable	1,786	1,125
Other liabilities	21,420	20,512
Total liabilities	2,728,685	2,625,884

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,507,564 and 9,495,440 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	191,901	190,494
Retained earnings	49,637	51,887
Accumulated other comprehensive loss	(1,716)	(1,517)
Total shareholders’ equity	239,822	240,864
Total liabilities and shareholders’ equity	$2,968,507	$2,866,748
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$32,080	$19,287
Loans accounted for under the fair value option	427	—
Investment securities	629	337
Interest-bearing deposits in other financial institutions	1,403	232
Dividends, restricted stock	173	20
Total interest and dividend income	34,712	19,876

Interest expense:
Deposits	13,092	943
Other borrowed funds	2,060	438
Total interest expense	15,152	1,381
Net interest income	19,560	18,495
Less: (Release) provision for credit losses	(310)	210
Net interest income, after (release) provision for credit losses	19,870	18,285

Non-interest income:
Trust and investment management fees	4,635	5,166
Net gain on mortgage loans	1,019	2,303
Net loss on loans held for sale	(178)	—
Bank fees	592	671
Risk management and insurance fees	127	109
Income on company-owned life insurance	90	86
Net gain on equity interests	—	1
Net loss on loans accounted for under the fair value option	(543)	—
Unrealized gain/(loss) recognized on equity securities	10	(32)
Other	67	85
Total non-interest income	5,819	8,389
Total income before non-interest expense	25,689	26,674

Non-interest expense:
Salaries and employee benefits	13,098	12,058
Occupancy and equipment	1,914	1,882
Professional services	1,923	1,526
Technology and information systems	832	1,046
Data processing	1,139	1,187
Marketing	391	557
Amortization of other intangible assets	64	77
Net (gain)/loss on assets held for sale	—	(1)
Other	1,167	1,026
Total non-interest expense	20,528	19,358
Income before income taxes	5,161	7,316
Income tax expense	1,341	1,792
Net income available to common shareholders	$3,820	$5,524
Earnings per common share:
Basic	$0.40	$0.59
Diluted	0.39	0.57
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$3,820	$5,524
Other comprehensive income/(loss) items:
Unrealized losses on available-for-sale securities	—	(2,591)
Income tax effect	—	638
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	91	—
Income tax effect	(22)	—
Unrealized loss on cash flow hedge	(268)	—
Total other comprehensive loss items	(199)	(1,953)
Comprehensive income	$3,621	$3,571
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	5,524	—	5,524
Other comprehensive loss, net of tax	—	—	—	(1,953)	(1,953)
Settlement of share awards	8,225	(131)	—	—	(131)
Options exercised	2,511	58	—	—	58
Stock-based compensation	—	727	—	—	727
Balance as of March 31, 2022	9,430,007	$189,283	$35,713	$(1,730)	$223,266

Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative adjustment for day one adoption of ASU 2016-13, net of tax(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for adoption of ASU 2016-13)	9,495,440	$190,494	$46,568	$(1,517)	$235,545

Net income	—	—	3,820	—	3,820
Other comprehensive loss, net of tax and reclassifications	—	—	—	(199)	(199)
Dissolution of RSI entity(1)	—	751	(751)	—	—
Settlement of share awards	6,364	(51)	—	—	(51)
Options exercised	5,760	115	—	—	115
Stock-based compensation	—	592	—	—	592
Balance as of March 31, 2023	9,507,564	$191,901	$49,637	$(1,716)	$239,822
(1)Refer to Note 1 - Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,820	$5,524
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net amortization of investment securities	2	27
Stock dividends received on correspondent bank stock	(173)	(19)
(Release) provision for credit losses	(310)	210
Loss on loans held for sale	178	—
Net gain on mortgage loans	(1,019)	(2,303)
Origination of mortgage loans held for sale	(54,073)	(191,081)
Proceeds from mortgage loans	54,120	190,528
Depreciation and amortization	582	549
Net (accretion)/amortization of purchase accounting adjustments	142	(452)
Deferred income tax expense	310	14
Increase in cash surrender value of company-owned life insurance	(90)	(86)
Stock-based compensation	592	727
Change in fair value of equity securities	(10)	32
Change in fair value of loans accounted for under the fair value option	543	—
Change in fair value of loans held for sale	(466)	(667)
Net changes in operating assets and liabilities:
Change in accounts receivable	164	288
Change in accrued interest receivable and other assets	(565)	(1,623)
Change in accrued interest payable and other liabilities	(2,772)	(3,183)
Net cash provided by/(used in) operating activities	975	(1,515)
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	—	3,218
Purchases	—	(9,000)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	1,510	—
Purchases of correspondent bank stock	(16,324)	—
Redemption of correspondent bank stock	10,385	986
Contributions to low-income housing tax credit investments	—	(214)
Loan and note receivable originations and principal collections, net	(37,897)	31,329
Purchases of premises and equipment	(795)	(45)
Proceeds from loans held for sale previously classified as loans held for investment	40,602	—
Purchases of loans	(1,162)	(6,380)
Net cash (used in)/provided by investing activities	(3,681)	19,894
Cash flows from financing activities
Net change in deposits	(13,302)	66,438
Payments to Federal Home Loan Bank borrowings	(650,401)	—
Proceeds from Federal Home Loan Bank borrowings	578,902	—
Payments to Federal Reserve borrowings	(105,494)	(11,053)
Proceeds from Federal Reserve borrowings	291,492	—
Payments on subordinated notes	—	(6,575)
Proceeds from the exercise of stock options	115	58
Settlement of share awards	(51)	(131)
Net cash provided by financing activities	101,261	48,737

Net change in cash and cash equivalents	98,555	67,116
Cash and cash equivalents, beginning of year	196,512	386,983
Cash and cash equivalents, end of period	$295,067	$454,099
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$14,491	$1,424
Income tax (refund) payment	(12)	—
Cash paid for lease liabilities	816	1,462
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	39,221	—
Adoption of ASU 2016-13	5,319	—
Dissolution of RSI entity	751	—
Change in unrealized loss on available-for-sale securities	—	(2,591)

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
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the "Bank"). The Bank wholly owns First Western Merger Corporation ("Merger Corp"), which is therefore indirectly wholly-owned by FWFI. RRI, LLC ("RRI"), which was wholly owned by the Bank, was dissolved on February 3, 2023. Ryder, Stilwell Inc. ("RSI"), which was wholly owned by FWFI, was dissolved on March 21, 2023.
The Company provides a fully-integrated suite of wealth management services including: private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson, Pinedale, and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2022 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2022.
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.
Consolidation: The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest and variable-interest entities where the Company is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.
Business Combinations and Divestitures: Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity based on fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are used in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors, such as changing market conditions or changes in government regulations.
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. Material estimates that are particularly susceptible to significant change include: the determination of the allowance for credit losses, the evaluation of goodwill impairment, and the fair value of certain financial instruments.
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of

March 31, 2023 and December 31, 2022, 79.5% and 77.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness of a hedge. These three types are as follows:
•Fair Value Hedge: a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change.
•Cash Flow Hedge: a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transactions affect earnings.
•Stand-alone derivative: an instrument with no hedging designation. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.
Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement in the same line as the cash flows of the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitments is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 are considered in scope of Topic 606.

Transition of LIBOR to an Alternative Reference Rate: In July 2017, the United Kingdom's Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that after 2022 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee and on February 27, 2023 the Federal Reserve Board adopted a final rule establishing the Secured Overnight Financing Rate ("SOFR") as the replacement rate index for LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.
On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform
(Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time financial statement preparers can utilize the reference rate reform relief guidance through December 31, 2024.
Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2023. The Company is currently evaluating and planning for the replacement of the LIBOR benchmark interest rate, including the transition to SOFR as the replacement. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and is working on transitioning existing LIBOR loans to SOFR. Consumer indexed loans are being managed in accordance with Interagency Guidance.
Bank Term Funding Program: On March 12, 2023 in response to two large bank failures, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors. The additional funding will be made available through the creation of a new Bank Term Funding Program (“BTFP”), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets valued at par as collateral. The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress.

As of March 31, 2023, the Company has pledged $29.4 million in securities under the BTFP and borrowed $32.1 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance. See Note 7 - Borrowings for details on the Company’s borrowings.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income or total shareholders’ equity.
Recently adopted accounting pronouncements: The following reflects recent accounting pronouncements that were adopted by the Company since the end of the Company’s fiscal year ended December 31, 2022.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. ASU 2016-13 was set to be effective for most public companies on January 1, 2020. However, at the October 16, 2019 FASB meeting, the FASB voted unanimously to delay the effective date of CECL adoption for smaller reporting companies ("SRCs") to January 1, 2023.
The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method with no adjustments to prior period comparative financial statements for all financial assets measured at amortized cost and off-balance sheet credit exposure as well as held to maturity securities. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. Upon adoption the Company recorded a decrease to retained earnings of $5.3 million, net of tax. The total transition adjustment prior to the tax impact included $3.5 million related to allowance for credit losses on loans, $3.5 million related to off-balance sheet commitments, and $0.1 million related to held-to-maturity securities. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table illustrates the day one adoption impact of ASU 2016-13 (dollars in thousands):

	Balance at January 1, 2023 (before adjustment)	Cumulative effect adjustment amount	Balance January 1, 2023 (after adjustment)
Assets
Allowance for credit losses: loans	$(17,183)	$(3,470)	$(20,653)
Allowance for credit losses: held-to-maturity securities	—	(71)	(71)
Deferred tax assets, net	6,914	1,703	8,617

Liabilities
Allowance for credit losses on off-balance sheet exposures	419	3,481	3,900

Shareholders’ Equity
Retained earnings, net of tax	51,887	(5,319)	46,568

Allowance for credit losses - loans: The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, where appropriate, expanded for certain call codes into separate segments based on risk characteristics.

ACL for pooled loans are estimated using a discounted cash flow (“DCF”) methodology using the amortized cost basis (excluding interest) for all loans modeled within a performing pool of loans. The DCF analysis pairs loan-level term information, for example, maturity date, payment amount, interest rate, with top-down pool assumptions such as default rates, prepayment speeds, to produce individual expected cash flows for every instrument in the segment. The results are then aggregated to produce segment level results and reserve requirements for each segment.

The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of two years. Subsequent to two year period, the Company reverts to its historical loss rate and historical prepayment and curtailment speeds on a straight-line basis over a one year reversion period.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.
Allowance for credit losses - held-to-maturity securities: Held-to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the follow major security types: Corporate bonds and Corporate CMO and MBS.

Allowance for credit losses - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. This ASU was effective for the Company on January 1, 2023. The amendments eliminate the TDR recognition and measurement guidance and instead require an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with accounting for other modifications). The amendments also enhance existing disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023. Refer to Note 3 - Loans and the Allowance for Credit Losses for additional information on the required disclosures.
Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2022.

On March 29, 2023 the FASB issued ASU 2023-02 Investments in Tax Structures which changes the accounting methodology to allow proportional amortization method to be expanded beyond investments in low income tax housing tax credits (“LIHTC”) structures. This guidance is effective January 1, 2024 and currently the Company does not have any investments that would be impacted but will evaluate as other investments are considered as early adoption is permitted.
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
NOTE 2 - INVESTMENT SECURITIES
The following presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

March 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses(1)
Investment securities held-to-maturity:
U.S. Treasury debt	$245	$—	$(7)	$238	$—
Corporate bonds	23,780	—	(2,674)	21,106	(71)
GNMA mortgage-backed securities – residential	38,465	—	(2,480)	35,985	—
FNMA mortgage-backed securities – residential	6,554	—	(427)	6,127	—
Government CMO and MBS - commercial	6,540	12	(324)	6,228	—
Corporate CMO and MBS	4,052	—	(166)	3,886	—
Total securities held-to-maturity	$79,636	$12	$(6,078)	$73,570	$(71)
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

December 31, 2022	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities – residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities – residential	6,708	—	(506)	6,202
Government CMO and MBS - commercial	6,786	13	(403)	6,396
Corporate CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718
The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in accumulated other comprehensive loss on April 1, 2022 remained in accumulated other comprehensive loss and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer.
As of March 31, 2023, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

March 31, 2023	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	2,236	2,020
Due between five years and ten years	21,531	19,080
Due after ten years	258	244
Securities (CMO and MBS)	55,611	52,226
Total	$79,636	$73,570
During the year ended December 31, 2022, the Company committed $6.0 million in total to two bank technology funds. During the three months ended March 31, 2023, the Company made $0.3 million in contributions to the partnerships. During the year ended December 31, 2022, the Company made $1.3 million in contributions to both partnerships and received a $0.1 million return on investment. As of March 31, 2023, the Company held a balance of $1.6 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.4 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million in contributions to the SBIC fund during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. As of March 31, 2023 and December 31, 2022, the Company held a balance of $2.2 million and $2.0 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.8 million in future SBIC investments.
As of March 31, 2023, securities with market values totaling $51.6 million were pledged to secure various public deposits and credit facilities of the Company, including $29.4 million pledged under the BTFP program (refer to Note 1 - Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2022, securities with carrying values $22.6 million were pledged to secure various public deposits and credit facilities of the Company.
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following presents securities with unrecognized losses aggregated by major security type and length of time in a continuous unrecognized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
March 31, 2023	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$238	$(7)	$238	$(7)
Corporate bonds	7,135	(643)	13,971	(2,031)	21,106	(2,674)
GNMA mortgage-backed securities – residential	17,549	(593)	18,436	(1,887)	35,985	(2,480)
FNMA mortgage-backed securities – residential	5,360	(380)	767	(47)	6,127	(427)
Government CMO and MBS - commercial	5,480	(324)	—	—	5,480	(324)
Corporate CMO and MBS	2,856	(68)	1,030	(98)	3,886	(166)
Total	$38,380	$(2,008)	$34,442	$(4,070)	$72,822	$(6,078)

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$234	$(9)	$234	$(9)
Corporate bonds	20,911	(2,436)	455	(17)	21,366	(2,453)
GNMA mortgage-backed securities – residential	22,371	(1,051)	14,255	(1,749)	36,626	(2,800)
FNMA mortgage-backed securities - residential	6,202	(506)	—	—	6,202	(506)
Government CMO and MBS - commercial	5,591	(403)	—	—	5,591	(403)
Corporate CMO and MBS	3,499	(147)	395	(33)	3,894	(180)
Total	$58,574	$(4,543)	$15,339	$(1,808)	$73,913	$(6,351)
The Company did not sell any securities during the three months ended March 31, 2023 or during the year ended December 31, 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million at March 31, 2023 and is excluded from the estimate of credit losses. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three months ended March 31, 2023:

March 31, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(1)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of March 31, 2023, there were no held-to-maturity securities past due or on nonaccrual.
NOTE 3 - LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. For comparability, the Company has adjusted certain prior period amounts to conform to the current presentation under CECL. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology for estimating the allowance for credit losses.
The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	March 31, 2023	December 31, 2022
Cash, Securities, and Other	$157,264	$165,559
Consumer and Other(1)	42,503	49,391
Construction and Development	281,281	285,627
1-4 Family Residential	891,639	899,722
Non-Owner Occupied CRE	533,218	493,134
Owner Occupied CRE	221,709	214,189
Commercial and Industrial	341,424	361,791
Total loans held for investment	2,469,038	2,469,413
Allowance for credit losses	(19,843)	(17,183)
Loans, net	$2,449,195	$2,452,230
______________________________________
(1)Includes $21.1 million and $23.4 million of unpaid principal balance of loans held for investment measured at fair value as of March 31, 2023 and December 31, 2022, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
As of March 31, 2023 and December 31, 2022, total loans held for investment included $228.8 million and $230.4 million, respectively, of performing loans purchased through mergers or acquisitions. As of March 31, 2023 and December 31, 2022, Consumer and Other included $21.1 million and $23.4 million, respectively, of unpaid principal balance of loans held for investment measured at fair value. See Note 13 – Fair Value.
As of March 31, 2023, the Cash, Securities, and Other portion of the loan portfolio included $6.0 million of SBA Paycheck Protection Program (“PPP”) loans, or 3.8% of the total category. As of December 31, 2022, the Cash, Securities, and Other portion of the loan portfolio included $6.9 million of PPP loans, or 4.2% of the total category.
As of March 31, 2023, the Company’s Commercial and Industrial loans included four Main Street Lending Program (“MSLP”) loans with the net carrying amount of $5.4 million, or 1.6% of the total category. As of December 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $5.9 million, or 1.6% of the total category.

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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of March 31, 2023, the Company’s loan portfolio included 45 non-acquired loans which were previously modified under the loan modification program, totaling $76.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of March 31, 2023, there were 14 of these loans, totaling $3.1 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of March 31, 2023. These loans are included in the allowance for credit loss general reserve in accordance with ASU 2016-13. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Accrued interest receivable is excluded from the estimate of credit losses.

For the three months ended March 31, 2023 there were no loan modifications made to borrowers experiencing financial difficulty and the Company had not committed any additional funds to borrowers experiencing financial difficulty.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$386	$—	$1,726	$2,112	$155,152	$157,264	—	$157,264
Consumer and Other	8	8	—	16	21,680	21,696	20,807	42,503
Construction and Development	280	—	—	280	281,001	281,281	—	281,281
1-4 Family Residential	—	—	—	—	891,639	891,639	—	891,639
Non-Owner Occupied CRE	4,399	—	—	4,399	528,819	533,218	—	533,218
Owner Occupied CRE	—	—	—	—	221,709	221,709	—	221,709
Commercial and Industrial	462	—	13,105	13,567	327,857	341,424	—	341,424
Total	$5,535	$8	$14,831	$20,374	$2,427,857	$2,448,231	$20,807	$2,469,038

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$1,735	$539	$4	$2,278	$163,281	$165,559	$—	$165,559
Consumer and Other	657	5	5	667	25,403	26,070	23,321	49,391
Construction and Development	—	—	201	201	285,426	285,627	—	285,627
1-4 Family Residential	1,752	—	5	1,757	897,965	899,722	—	899,722
Non-Owner Occupied CRE	1,071	—	—	1,071	492,063	493,134	—	493,134
Owner Occupied CRE	1,165	—	—	1,165	213,024	214,189	—	214,189
Commercial and Industrial	4,858	10,648	1,319	16,825	344,966	361,791	—	361,791
Total	$11,238	$11,192	$1,534	$23,964	$2,422,128	$2,446,092	$23,321	$2,469,413
(1)Refer to Note 13 - Fair Value for additional information on the measurement of loans accounted for under the fair value option.

As of March 31, 2023, the Company had two loans, totaling $1.7 million, in the Cash, Securities and Other portfolio and one loan in the Commercial and Industrial portfolio, totaling $3.0 million, that were more than 90 days delinquent and accruing interest. As of December 31, 2022, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.
Non-Accrual Loans
The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. The following presents the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of March 31, 2023
	Nonaccrual loans with no ACL	Total nonaccrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$—	$—	$1,726
Consumer and Other	—	—	—
Construction and Development	—	—	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,135	1,135	—
Commercial and Industrial(1)	10,741	11,124	3,000
Total	$11,876	$12,259	$4,726
(1)The Company recorded a specific reserve of $0.2 million on an individually analyzed loan of $0.4 million as of March 31, 2023.
The following presents the recorded investment in non-accrual loans by class as of the date noted (dollars in thousands):

	As of December 31, 2022
	Nonaccrual loans with no ALLL	Total nonaccrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$4	$4	$—
Consumer and Other	5	5	—
Construction and Development	201	201	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,165	1,165	—
Commercial and Industrial	10,762	10,762	25
Total	$12,137	$12,137	$25
(1)The Company did not record a specific reserve on any individually analyzed loans as of December 31, 2022.
The Company recognized an immaterial amount of interest income on nonaccrual loans during the three months ended March 31, 2023 and 2022.
Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted (dollars in thousands):

	As of March 31, 2023
	Collateral Dependent Loans
	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$—	$—	$—
Consumer and Other	—	—	—	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	1,135	—	—	1,135
Commercial and Industrial	—	—	11,124	11,124
Total	$1,135	$—	$11,124	$12,259
Allowance for Credit Losses on Loans
Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2023 and December 31, 2022 was $10.0 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 (dollars in thousands):

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2023
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	$3,470
(Release)/provision for credit losses	60	(95)	(477)	320	(92)	(134)	(387)	(805)
Charge-offs	—	(17)	—	—	—	—	—	(17)
Recoveries	—	11	—	—	—	—	1	12
Ending balance	$1,451	$196	$6,229	$3,821	$2,709	$1,272	$4,165	$19,843

Allowance for loan losses as of March 31, 2023 allocated to loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$195	$195
Collectively	1,451	196	6,229	3,821	2,709	1,272	3,970	19,648
Ending balance	$1,451	$196	$6,229	$3,821	$2,709	$1,272	$4,165	$19,843

Loans as of March 31, 2023:
Individually evaluated	$—	$—	$—	$—	$—	$1,135	$11,124	$12,259
Collectively evaluated	157,264	21,696	281,281	891,639	533,218	220,574	330,300	2,435,972
Loans held for investment measured at fair value	—	20,807	—	—	—	—	—	20,807
Ending balance	$157,264	$42,503	$281,281	$891,639	$533,218	$221,709	$341,424	$2,469,038

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the three months ended March 31, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
(Release)/provision for loan losses	(158)	74	(138)	236	(85)	36	245	210
Charge-offs	—	(97)	—	—	—	—	—	(97)
Recoveries	—	40	—	—	—	—	—	40
Ending balance	$1,440	$283	$954	$3,789	$2,867	$1,328	$3,224	$13,885

Allowance for loan losses as of December 31, 2022 allocated to loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,198	191	2,025	6,309	3,490	1,510	2,460	17,183
Ending balance	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183

Loans as of December 31, 2022:
Individually evaluated	$4	$5	$201	$—	$—	$1,165	$10,762	$12,137
Collectively evaluated	165,555	26,065	285,426	899,722	493,134	213,024	351,029	2,433,955
Loans held for investment measured at fair value	$—	$23,321	$—	$—	$—	$—	$—	$23,321
Ending balance	$165,559	$49,391	$285,627	$899,722	$493,134	$214,189	$361,791	$2,469,413
Credit Quality Indicators
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
Substandard—Substandard loans are considered "classified" and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be evaluated.
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

The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of March 31, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table.

	Term Loans Amortized Cost by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Cash, Securities, and Other
Pass	$638	$12,929	$23,213	$5,778	$7,127	$19,944	$87,635	$—	$157,264
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$638	$12,929	$23,213	$5,778	$7,127	$19,944	$87,635	$—	$157,264
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$103	$2,117	$692	$891	$1,264	$29	$16,600	$—	$21,696
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated(1)	—	14,959	4,294	1,403	151	—	—	—	20,807
Total Consumer and Other	$103	$17,076	$4,986	$2,294	$1,415	$29	$16,600	$—	$42,503
Current year-to-date gross write-offs	$—	$—	$—	$2	$13	$2	$—	$—	$17
Construction and Development
Pass	$3,824	$203,543	$50,172	$19,389	$—	$—	$4,353	$—	$281,281
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Construction and Development	$3,824	$203,543	$50,172	$19,389	$—	$—	$4,353	$—	$281,281
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
1-4 Family Residential
Pass	$12,980	$399,464	$155,127	$117,018	$38,556	$42,728	$125,766	$—	$891,639
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$12,980	$399,464	$155,127	$117,018	$38,556	$42,728	$125,766	$—	$891,639
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$3,272	$203,689	$130,033	$82,161	$24,906	$55,304	$25,133	$—	$524,498
Special mention	—	—	—	5,095	—	—	—	—	5,095
Substandard	—	3,625	—	—	—	—	—	—	3,625
Not rated	—	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$3,272	$207,314	$130,033	$87,256	$24,906	$55,304	$25,133	$—	$533,218
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$4,542	$47,976	$58,851	$42,285	$5,773	$53,030	$8,117	$—	$220,574
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,135	—	—	—	—	1,135
Not rated	—	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$4,542	$47,976	$58,851	$43,420	$5,773	$53,030	$8,117	$—	$221,709
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$10,907	$91,110	$47,110	$15,575	$7,235	$13,977	$138,490	$—	$324,404
Special mention	—	—	—	2,896	—	—	—	—	2,896
Substandard	—	8,404	—	635	—	1,099	3,986	—	14,124
Not rated	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$10,907	$99,514	$47,110	$19,106	$7,235	$15,076	$142,476	$—	$341,424
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	$36,266	$987,816	$469,492	$294,261	$85,012	$186,111	$410,080	$—	$2,469,038
(1)Includes loans held for investment measured at fair value as of March 31, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the date noted (dollars in thousands):

December 31, 2022	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other	$165,555	$—	$4	$—	$165,559
Consumer and Other(1)	26,065	—	5	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,770	$2,185	$12,137	$23,321	$2,469,413
(1)Includes loans held for investment measured at fair value as of December 31, 2022. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
NOTE 4 - GOODWILL
The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of year	$30,400	$30,588
Acquisition activity	—	(188)
Balance, end of period	$30,400	$30,400
The Company initially recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. In the first quarter of 2022, goodwill was adjusted by ($0.2) million as a result of the measurement period adjustments.
Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of March 31, 2023, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of March 31, 2023 and December 31, 2022.
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

		March 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$7,951	$8,602

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$10,346	$11,163
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

	March 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	4.75 years	4.85 years

Weighted-Average Discount Rate
Operating leases	2.59%	2.63%
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

	Three Months Ended March 31,
	2023	2022
Lease Costs
Operating lease cost	$744	$795
Variable lease cost	493	558
Lease costs, net	$1,237	$1,353

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2023⁽¹⁾	$2,344
2024	3,083
2025	2,141
2026	809
2027	734
Thereafter	1,752
Total future minimum lease payments	10,863
Less: imputed interest	(517)
Present value of net future minimum lease payments	$10,346
______________________________________
(1)Amount represents the remaining nine months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million of lease income.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2023⁽¹⁾	$235
2024	233
2025	3
2026	—
2027	—
Thereafter	—
Total undiscounted operating lease income	$471
______________________________________
(1)Amount represents the remaining nine months of the year.
NOTE 6 - DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	March 31, 2023	December 31, 2022
Money market deposit accounts	$1,277,988	$1,336,092
Time deposits	354,545	224,090
Negotiable order of withdrawal accounts	192,011	234,778
Savings accounts	22,319	27,177
Total interest-bearing deposits	$1,846,863	$1,822,137
Estimated aggregate time deposits of $250 or greater	$90,113	$77,972
Overdraft balances classified as loans totaled $0.2 million as of March 31, 2023 and December 31, 2022.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2023(1)	$210,259
2024	96,504
2025	6,832
2026	2,177
2027	4,185
Thereafter	34,588
Total	$354,545
______________________________________
(1)Amount represents the remaining nine months of year.
NOTE 7 - BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2023 and December 31, 2022 amounted to $1.33 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $717.0 million as of March 31, 2023. Each advance is payable at its maturity date.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of March 31, 2023, the Company has pledged $29.4 million in securities under the BTFP and borrowed $32.1 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance (4.78%).
The following presents the Company’s required maturities on FHLB and FRB borrowings as of the dates noted (dollars in thousands):

Maturity Date	Rate %	March 31, 2023	December 31, 2022
April 1, 2023(1)	4.76	$60,000	$131,498
April 13, 2023	4.99	104,712	—
May 5, 2023	0.76	10,000	10,000
August 1, 2023	5.07	50,000	—
March 27, 2024	4.78	32,068	—
Total		$256,780	$141,498
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2023 and December 31, 2022, the Company utilized $4.6 million and $5.4 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.

On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price was equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.
The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance (1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,953
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,882
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,809
December 2022	7.00% per annum until December 15, 2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,523
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended March 31, 2023 and 2022, the Company recorded $0.6 million and $0.3 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$207,561	$613,346	$211,285	$601,202
Standby letters of credit	8,809	14,189	8,571	16,737
Commitments to make loans to sell	40,210	—	13,553	—
Commitments to make loans	13,398	12,895	20,895	81,663
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funding balance. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for further information. The following table presents the changes in the ACL on unfunded loan commitments:

Three Months Ended March 31, 2023
Beginning balance	$419
Impact of adopting ASU 2016-13	3,481
Provision for credit losses	495
Ending balance	$4,395
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
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three months ended March 31, 2023, the Company sold no shares of common stock.

Restricted Stock Awards
In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vested ratably over five years. These awards fully vested during the year ended December 31, 2022. The remaining $1.5 million, or 52,632 shares, were able to be earned based on performance of the mortgage division of the Company. The performance based awards fully vested during the year ended December 31, 2020.
As of March 31, 2023, all restricted stock awards were fully vested and no unrecognized compensation expense remains. During the three months ended March 31, 2022, the Company recognized $0.1 million for the restricted stock awards and no shares of the restricted stock awards vested.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of the 2016 Plan and no new awards may be granted under the 2008 Plan. As of March 31, 2023, there were a total of 329,904 shares available for issuance under the First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan"). If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023 and 2022, the Company recognized no stock based compensation expense associated with stock options. As of March 31, 2023, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	184,165	$22.76
Granted	—	—
Exercised	(5,760)	20.00
Forfeited or expired	—	—
Outstanding as of March 31, 2023	178,405	22.85	1.9	(1)
Options fully vested / exercisable as of March 31, 2023	178,405	22.85	1.9	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of March 31, 2023, there were 178,405 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.
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

The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the three months ended March 31, 2023:

	Time Vesting Units	Financial Performance Units	Market Performance Units
Outstanding as of December 31, 2022	285,995	235,512	—
Granted	—	—	—
Vested	(8,252)	—	—
Forfeited	(3,494)	(1,247)	—
Outstanding as of March 31, 2023	274,249	234,265	—
During the three months ended March 31, 2023, the Company issued 6,364 shares of common stock upon the settlement of Restricted Stock Units. The remaining 1,888 shares were withheld and sold to cover employee withholding taxes and had a combined market value at the dates of settlement of $0.1 million. During the three months ended March 31, 2022, the Company issued 8,225 shares of common stock upon the settlement of Restricted Stock Units. The remaining 4,289 shares were withheld and sold to cover employee withholding taxes and had a combined market value at the dates of settlement of $0.1 million.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company did not grant any Time Vesting Units during the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. As of March 31, 2023, there was $4.4 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 1.7 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of March 31, 2023 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	69,306	$166	0.8 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150	74,121	391	1.8 years	December 31, 2022	December 31, 2023
November 18, 2020	114	23,943	267	1.6 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	146	52,136	445	2.8 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	—	—	—	3.8 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	100	18,181	488	3.8 years	December 31, 2024	December 31, 2026
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of March 31, 2023.
(3) Performance threshold was not met for the year ended December 31, 2022. The 100% threshold is expected to be met for the years ended December 31, 2023 and 2024.

The following presents the Company’s Financial Performance Units activity during the periods presented (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
Grant Period	2023	2022	2023	2022
May 1, 2019 through April 30, 2020	—	—	$53	$61
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	48	53
November 18, 2020		—	19	30
May 3, 2021 through August 11, 2021	—	—	56	81
May 2, 2022 through November 2022, excluding August 4, 2022 (1)	—	—	—	—
August 4, 2022 (2)	—	—	28	—
(1) Performance threshold was not met as of the three months ended March 31, 2023 and 2022, therefore, no compensation expense was recognized for the three months ended March 31, 2023 and 2022.
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

NOTE 10 - EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$3,820	$5,524

Denominator:
Basic weighted average shares	9,503,715	9,418,318
Earnings per common share - basic	$0.40	$0.59

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$3,820	$5,524

Denominator:
Basic weighted average shares	9,503,715	9,418,318
Diluted effect of common stock equivalents:
Stock options	16,023	57,139
Time Vesting Units	125,228	189,538
Financial Performance Units	87,708	83,954
Market Performance Units	—	13,653
Total diluted effect of common stock equivalents	228,959	344,284
Diluted weighted average shares	9,732,674	9,762,602
Earnings per common share - diluted	$0.39	$0.57
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
During the three months ended March 31, 2023, 82,970 stock options were potentially dilutive securities that were excluded from the diluted earnings per share calculation. During the three months ended March 31, 2022, there were no potentially dilutive securities excluded from the diluted earnings per share calculation.
NOTE 11 - INCOME TAXES
During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $1.3 million and $1.8 million, respectively, reflecting an effective tax rate of 26.0% and 24.5%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of March 31, 2023 and December 31, 2022, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of year	$16,859	$12,833
Funded loans	2,360	15,079
Payments collected	(2,923)	(11,053)
Balance, end of period	$16,296	$16,859
Deposits from related parties held by the Bank as of March 31, 2023 and December 31, 2022 totaled $31.5 million and $36.9 million, respectively.
The Company leases office space from an entity controlled by one of the Company’s board members. During the three months ended March 31, 2023 and 2022, the Company incurred $0.1 million and an immaterial amount, respectively, of expenses related to these leases.
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
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
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
Loans Held at Fair Value: The fair value of loans held for investment are typically determined based on discounted cash flow analysis using market-based interest rate spreads. Discounted cash flow analysis are adjusted, as appropriate, to reflect current market conditions and borrower specific credit risk. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.
Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is estimated based upon quotes from third party investors for similar assets resulting in a Level 2 classification.
Loans Held for Sale: The fair value of loans held for sale is determined using actual quoted commitments from third party investors resulting in Level 1 classification.

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$9,873	$—	$9,873
Loans held at fair value	$—	$—	$20,807	$20,807
Equity securities	$637	$122	$—	$759
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$—	$723	$723
Equity warrants	$—	$—	$825	$825
Swap derivative asset	$—	$204	$—	$204
Financial Liabilities
Forward commitments and FSC	$—	$(138)	$—	$(138)
Swap derivative liabilities	$—	$(508)	$—	$(508)

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$8,839	$—	$8,839
Loans held for sale	$1,965	$—	$—	$1,965
Loans held at fair value	$—	$—	$23,321	$23,321
Forward commitments and FSC	$—	$46	$—	$46
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$143	$143
IRLC, net	$—	$—	$229	$229
Equity warrants	$—	$—	$825	$825
There were no transfers between levels during the three months ended March 31, 2023 or year ended December 31, 2022. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost. See Note 2 – Investment Securities for more information.
As of March 31, 2023, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.
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

As of December 31, 2022, the Company reclassified $2.0 million of loans held for investment to loans held for sale. The transfer occurred at the point in time the company decided to sell the loan and received a commitment from third party investors to purchase the loan. During the three months ended March 31, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale and received a commitment from third party investors to purchase the loans. As of March 31, 2023, the total of $40.9 million loans held for sale had been sold.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of March 31, 2023 or December 31, 2022. As of March 31, 2023, there were 141 loans, totaling $0.1 million, accounted for under the fair value option that were on nonaccrual. As of December 31, 2022, there were 145 loans totaling $0.1 million, accounted for under the fair value option that were on nonaccrual. During the three months ended March 31, 2023, the Company recorded net charge-offs of $0.4 million on loans accounted for under the fair value option. During the three months ended March 31, 2022, the Company recorded no charge-offs on loans accounted for under the fair value option.
The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	March 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$9,873	$9,715	$158	$—	$—	$—	$—	$—	$—
Loans held for investment	20,807	21,052	(245)	117	121	(4)	117	121	(4)
	$30,680	$30,767	$(87)	$117	$121	$(4)	$117	$121	$(4)

	December 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$8,839	$8,750	$89	$—	$—	$—	$—	$—	$—
Loans held for sale	1,965	1,984	(19)	—	—	—	—	—	—
Loans held for investment	23,321	23,415	(94)	139	140	(1)	139	140	(1)
	$34,125	$34,149	$(24)	$139	$140	$(1)	$139	$140	$(1)
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Mortgage loans held for sale	$68	$667
Loans held for sale	(20)	—
Loans held for investment	(150)	—
	$(102)	$667

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended March 31,
Mortgage loans held for sale	2023	2022
Balance at beginning of period	$8,839	$30,620
Loans originated	54,073	191,081
Fair value changes	68	667
Sales	(53,102)	(188,666)
Settlements	(5)	(39)
Balance at end of period	$9,873	$33,663

	Three Months Ended March 31,
Loans held for sale	2023	2022
Balance at beginning of period	$1,965	$—
Loans transferred from held for investment	39,221	—
Fair value changes	(20)	—
Sales	(40,761)	—
Settlements	(405)	—
Balance at end of period	$—	$—

	Three Months Ended March 31,
Loans held for investment	2023	2022
Balance at beginning of period	$23,321	$—
Loans acquired	1,162	6,380
Fair value changes	(150)	—
Net charge-offs	(392)	—
Settlements	(3,134)	—
Balance at end of period	$20,807	$6,380
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
Collateral Dependent Loans: The fair value of collateral dependent loans individually analyzed and not included in the pooled loan analysis under the ACL is generally based on recent appraisals and the value of any credit enhancements associated with the loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Collateral dependent loans are evaluated monthly and adjusted accordingly if needed.
Appraisals for both collateral-dependent loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.
The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans:
Commercial and Industrial	$—	$—	$188	$188
The sales comparison approach was utilized for estimating the fair value of non-recurring assets. There were no assets measured on a nonrecurring basis for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on a collateral dependent loan. The Company sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of March 31, 2023 and December 31, 2022, the Company did not own any OREO properties.
As of March 31, 2023, total collateral dependent loans measured using fair value had carrying values of $0.4 million and were classified as Level 3. Collateral dependent loans accounted for $0.2 million of specific reserves as of March 31, 2023 and no specific reserves as of December 31, 2022. The Company recorded no charge offs from the specific reserve during the three months ended March 31, 2023. The Company recorded no charge offs from the specific reserve during the year ended December 31, 2022. During the year ended December 31, 2022, the Company recorded $0.3 million of charge offs.
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended March 31, 2023	Corporate Bonds(1)	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$23,321	$—	$143	$229	$825
Acquisitions	—	1,162	—	—	886	—
Originations	—	—	—	5	(1,486)	—
Gains/(losses) in net income, net	—	(150)	—	87	1,094	—
Settlements	—	(3,526)	—	—	—	—
Ending balance	$—	$20,807	$—	$235	$723	$825
(1) All securities were transferred from available-for-sale to held-to-maturity effective April 1, 2022 and are no longer measured at fair value on a recurring basis.

Three Months Ended March 31, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	6,380	9	—	1,614	242
Originations	—	—	—	—	(1,354)	—
Losses in net income, net	—	—	—	(31)	(743)	—
Unrealized gain/(losses), net	102	—	—	—	—	—
Ending balance	$6,215	$6,380	$—	$206	$990	$402

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$20,807	Discounted cash flow	Discount rate	4% to 9% (5%)

Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 3% (3%)

IRLC, net	723	Best execution model	Pull through	60% to 100% (89%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 44.7% (35.0%) 3.88% (3.88%) 0 to 3 years

Nonrecurring fair value
Collateral dependent loans:
Commercial and Industrial	188	Sales comparison, Market approach - guideline transaction method	Loss given default	35% to 61% (50%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$23,321	Discounted cash flow	Discount rate	4% to 18% (8)%

Guarantee asset	143	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 4% (4%)

IRLC, net	229	Best execution model	Pull through	73% to 100% (91%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 44.7% (34.8%) 4.04% to 4.14% (4.05%) 0 to 4 years

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
March 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$295,067	$295,067	$—	$—
Held-to-maturity securities, net of ACL	79,565	238	65,747	7,585
Loans	2,448,231	—	—	2,343,600
Accrued interest receivable	10,976	10,976	—	—
Liabilities:
Deposits	2,391,927	2,037,360	—	370,521
Borrowings:
FHLB borrowings – fixed rate	256,780	—	256,788	—
Federal Reserve borrowings – fixed rate	4,605	—	4,605	—
Subordinated notes – fixed-to-floating rate	52,167	—	—	56,437
Accrued interest payable	1,786	1,786	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2022		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$196,512	$196,512	$—	$—
Held-to-maturity securities	81,056	234	67,433	7,051
Loans	2,446,092	—	—	2,356,085
Accrued interest receivable	10,445	10,445	—	—
Liabilities:
Deposits	2,405,229	2,181,139	—	228,868
Borrowings:
FHLB borrowings – fixed rate	141,498	—	141,867	—
Federal Reserve borrowings – fixed rate	5,388	—	5,388	—
Subordinated notes – fixed-to-floating rate	52,132	—	—	60,384
Accrued interest payable	1,125	1,125	—	—
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

Loans: The fair values for all fixed-rate and variable-rate performing loans were estimated using the income approach and by discounting the projected cash flows of such loans. Principal and interest cash flows were projected based on the contractual terms of the loans, including maturity, contractual amortization, and adjustments for prepayments and expected losses, where appropriate. A discount rate was developed based on the relative risk of the cash flows, considering the loan type, maturity, and a required return on capital.
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
NOTE 14 - DERIVATIVES
During the first quarter of 2023, the Company entered into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings and brokered CDs. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of March 31, 2023 was $50.0 million. As of March 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the three months ended March 31, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2023 was $3.3 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the Condensed Consolidated Balance Sheets as of March 31, 2023 (dollars in thousands):

	As of March 31, 2023

	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	3,307	204

Total included in other assets		$204

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$268

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	3,307	240

Total included in other liabilities		$508
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three months ended March 31, 2023 is as follows (dollars in thousands):

March 31, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(268)	$—	$—
The Company recorded an immaterial amount of interest income related to the swap to Other non-interest income on the condensed consolidated statement of income for the three months ended March 31, 2023.

The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Condensed Consolidated Statements of Income for the three months ended March 31, 2023 is as follows (dollars in thousands):

March 31, 2023	Unrealized Gain (Loss) on Derivative
Interest rate swaps related to loan customers	$(36)

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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended March 31, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$34,600	$112	$34,712
Total interest expense	15,152	—	15,152
(Release) provision for credit losses	(310)	—	(310)
Net interest income, after (release) provision for credit losses	19,758	112	19,870
Non-interest income	4,785	1,034	5,819
Total income before non-interest expense	24,543	1,146	25,689
Depreciation and amortization expense	586	8	594
All other non-interest expense	18,202	1,732	19,934
Income before income taxes	$5,755	$(594)	$5,161

Goodwill	$30,400	$—	$30,400
Total assets	2,956,908	11,599	2,968,507

As of or for the three months ended March 31, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$19,685	$191	$19,876
Total interest expense	1,381	—	1,381
(Release) provision for credit losses	210	—	210
Net interest income, after provision for credit losses	18,094	191	18,285
Non-interest income	6,062	2,327	8,389
Total income before non-interest expense	24,156	2,518	26,674
Depreciation and amortization expense	548	12	560
All other non-interest expense	16,597	2,201	18,798
Income before income taxes	$7,011	$305	$7,316

Goodwill	$30,400	$—	$30,400
Total assets	2,539,473	37,188	2,576,661
F
NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of March 31, 2023 and December 31, 2022, the balance of the LIHTC investment was $2.3 million and $2.4 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, there were no unfunded commitments related to the LIHTC investment.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $0.1 million.
Additionally, during the three months ended March 31, 2023 and 2022, the Company recognized $0.1 million of tax credits and other benefits from the LIHTC investment. During the three months ended March 31, 2023 and 2022, the Company did not incur any impairment losses.

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the year ended December 31, 2022, First Western made capital injections of $6.0 million into the Bank. Management believes as of March 31, 2023, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2023, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of March 31, 2023 and December 31, 2022, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2023, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2023 and December 31, 2022.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$238,556	10.29%	$139,038	6.0%	$185,384	8.0%
Consolidated	215,534	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	238,556	10.29	104,279	4.5	150,625	6.5
Consolidated	215,534	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	257,661	11.12	185,384	8.0	231,731	10.0
Consolidated	287,639	12.39	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	238,556	8.59	111,051	4.0	138,814	5.0
Consolidated	215,534	7.75	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	10.29%	$136,928	6.0%	$182,571	8.0%
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	234,738	10.29	102,696	4.5	148,339	6.5
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	252,398	11.06	182,571	8.0	228,213	10.0
Consolidated	282,889	12.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	234,738	8.65	108,506	4.0	135,633	5.0
Consolidated	212,229	7.81	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2023 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2023. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 15, 2023 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
From 2004, when we opened our first profit center, until March 31, 2023, we have expanded our footprint into thirteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the three months ended March 31, 2023, we had $2.97 billion in total assets, $25.7 million in total revenues, and provided fiduciary and advisory services on $6.38 billion of assets under management ("AUM").
Recent Industry Developments
During March and April of 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, we believe the Bank remains stable with strong fundamentals including uninsured deposits lower than our peers at $891.5 million, or 37.3% of total deposits and $1.5 billion in readily available liquidity through various funding sources as of March 31, 2023. The Company has a low amount of held-to-maturity securities, which represent 2.7% of Total assets, and carries unrecognized losses amounting to less than 3% of Total shareholders’ equity as of March 31, 2023. We feel we have maintained high credit quality standards which have kept our loan losses at immaterial levels and we have limited exposure to commercial real estate (“CRE”) non-owner occupied office space which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration. In the days immediately following the bank failures, the Bank reached out to our clients to assure them of our stability and answer any questions or concerns as well to assist those impacted by the failed banks.
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
•Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
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

•Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance, and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments that we pay to the FDIC for deposit insurance.
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
We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity, and trend of problem assets such as those determined to be classified, delinquent, non-accrual, non-performing or restructured; the adequacy of our allowance for credit losses; the diversification and quality of loan and investment portfolios; the extent of counterparty risks, credit risk concentrations, and other factors.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2023, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended March 31, 2023 compared with the three months ended March 31, 2022. We reported net income available to common shareholders of $3.8 million for the three months ended March 31, 2023, compared to $5.5 million of net income available to common shareholders for the three months ended March 31, 2022, a $1.7 million, or 30.8% decrease. For the three months ended March 31, 2023, our income before income tax was $5.2 million, a $2.2 million, or 29.5% decrease from the three months ended March 31, 2022. The decrease was primarily driven by a $2.6 million decrease in non-interest income and a $1.2 million increase in non-interest expense, partially offset by a $1.6 million increase in net interest income, after provision for credit losses. The increase in non-interest expense was due to an increase in Salaries and employee benefits, driven by higher wages, higher health insurance costs, and lower deferred compensation due to fewer loan originations. Additionally, FDIC insurance increased due to the FDIC's two basis point uniform increase in assessment rates and the Company's increase in total assets year-over-year. The decrease in non-interest income was due to lower mortgage segment activity as higher interest rates and decreased housing inventory drove declines in both refinance and purchase volume, losses on loans accounted for under the fair value option, and lower Trust and investment management fees derived from reduced assets under management (“AUM”) balances, which were negatively impacted by lower equity and fixed income market valuations. The increase in net interest income, after provision for credit losses, was primarily due to an increase in Interest and fees on loans resulting from year-over-year loan growth and higher loan yields, offset partially by higher balances and rates on deposits and borrowings.
Net Interest Income
The three months ended March 31, 2023 compared with the three months ended March 31, 2022. For the three months ended March 31, 2023, net interest income, before the provision for credit losses, was $19.6 million, an increase of $1.1 million, or 5.8%, compared to the three months ended March 31, 2022. The increase in net interest income was driven by a $556.9 million increase in average loans outstanding and a 127 basis point increase in the average yield on loans, partially offset by a 270 basis point increase in average rates on interest bearing deposits, a 341 basis point increase in short term borrowing rates, and a $329.4 million increase in average interest-bearing liabilities. Net interest margin decreased 10 basis points to 2.93% in the first quarter of 2023 from 3.03% reported in the first quarter of 2022.
The increase in average loans outstanding for the three months ended March 31, 2023 compared to the same period in 2022 was due to organic loan growth. Average loan yields were 5.30% for the three months ended March 31, 2023, compared to 4.03% for the three months ended March 31, 2022. The increase in loan yields during the three-month period was primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new production due to the rising interest rate environment.
Interest income on our investment securities portfolio increased as a result of higher average investment balances for the three months ended March 31, 2023 compared to the same period in 2022. Our average investment securities balance during the three months ended March 31, 2023 was $82.1 million, an increase of $26.4 million from the three months ended March 31, 2022.
Interest expense on deposits increased during the three months ended March 31, 2023 compared to the same period in 2022. The increase was driven primarily by a 270 basis point increase in the average rate paid on interest-bearing deposits, consistent with the higher interest rate environment. The growth in interest-bearing deposits was primarily attributable to new and expanded client relationships.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$127,608	$1,403	4.46%	$474,593	$232	0.20%
Federal funds sold	—	—	—	1,349	—	—
Investment securities(2)	82,106	629	3.11	55,739	337	2.45
Correspondent bank stock	9,592	173	7.31	1,663	20	4.88
Loans(3)	2,479,644	32,395	5.30	1,922,770	19,096	4.03
Mortgage loans held for sale(5)	7,521	112	6.04	22,699	191	3.41
Interest-earning assets(4)	2,706,471	34,712	5.20	2,478,813	19,876	3.25
Allowance for credit losses	(20,325)			(13,715)
Noninterest-earning assets	125,201			119,987
Total assets	$2,811,347			$2,585,085
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,805,994	13,092	2.94	$1,605,314	943	0.24
FHLB and Federal Reserve borrowings	142,642	1,369	3.89	33,104	39	0.48
Subordinated notes	52,135	691	5.38	32,939	399	4.91
Total interest-bearing liabilities	2,000,771	15,152	3.07	1,671,357	1,381	0.34
Noninterest-bearing liabilities:
Noninterest-bearing deposits	545,670			668,705
Other liabilities	26,206			23,555
Total noninterest-bearing liabilities	571,876			692,260
Total shareholders’ equity	238,700			221,468
Total liabilities and shareholders’ equity	$2,811,347			$2,585,085
Net interest rate spread(6)			2.13			2.92
Net interest income(7)		$19,560			$18,495
Net interest margin(8)			2.93			3.03
______________________________________
(1)Average balance represents daily averages, unless otherwise noted.
(2)Represents monthly averages.
(3)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)Tax-equivalent yield adjustments are immaterial.
(5)Mortgage loans held for sale are included in the interest-earning assets above, with interest income recognized in the interest and dividend income on loans, including fees line in the Condensed Consolidated Statements of Income. These balances are included in the margin calculations in these tables.
(6)Net interest spread is the average yield on interest-earning assets (excluding mortgage loans held for sale) minus the average rate on interest-bearing liabilities.
(7)Net interest income is the difference between income earned on interest-earning assets and expense paid on interest-bearing liabilities.
(8)Net interest margin is equal to net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2023
	Compared to 2022
	Increase (Decrease) Due Change in:		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(3,815)	$4,986	$1,171
Investment securities	202	90	292
Correspondent bank stock	143	10	153
Loans	7,275	6,024	13,299
Mortgage loans held for sale	(226)	147	(79)
Total increase in interest income	3,579	11,257	14,836
Interest-bearing liabilities:
Interest-bearing deposits	1,455	10,694	12,149
FHLB and Federal Reserve borrowings	1,051	279	1,330
Subordinated notes	254	38	292
Total increase in interest expense	2,760	11,011	13,771
Increase in net interest income	$819	$246	$1,065
(Release) Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2023, we recorded a $0.3 million release to our provision for credit losses. The provision release was primarily driven by favorable changes in the volume and composition of our loan portfolio which drove a lower provision requirement on total outstanding loans ($0.8 million release) offset partially by increased off-balance sheet commitments which required additional provision for the current quarter ($0.5 million provision).
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended March 31, 2023 compared with the three months ended March 31, 2022. For the three months ended March 31, 2023 compared with the three months ended March 31, 2022, non-interest income decreased $2.6 million, or 30.6%, to $5.8 million. The decrease in non-interest income during the three months ended March 31, 2023 was due to lower mortgage segment activity as higher interest rates and decreased inventory levels drove declines in both refinance and purchase volume, losses on loans accounted for under the fair value option, and lower Trust and investment management fees derived from reduced assets under management balances, which were negatively impacted by lower equity and fixed income market valuations.

The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$4,635	$5,166	$(531)	(10.3)%
Net gain on mortgage loans	1,019	2,303	(1,284)	(55.8)
Bank fees	592	671	(79)	(11.8)
Risk management and insurance fees	127	109	18	16.5
Income on company-owned life insurance	90	86	4	4.7
Net loss on loans held for sale	(178)	—	(178)	*
Net loss on loans accounted for under the fair value option	(543)	—	(543)	*
Unrealized gain/(loss) recognized on equity securities	10	(32)	42	*
Other	67	86	(19)	(22.1)
Total non-interest income	$5,819	$8,389	$(2,570)	(30.6)
______________________________________
*Not meaningful
Trust and investment management fees—For the three months ended March 31, 2023 compared to the same period in 2022, our trust and investment management fees decreased $0.5 million, or 10.3%. The decrease for the three months ended March 31, 2023, is due to a decreased value of AUM balances caused by unfavorable market conditions.
Net gain on mortgage loans—For the three months ended March 31, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $1.3 million, or 55.8%, to $1.0 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates and reduced housing inventory.
Bank fees— For the three months ended March 31, 2023 compared to the same period in 2022, our bank fees decreased by $0.1 million or 11.8%. The decrease during the three months was primarily driven by decreased treasury management fees as a result of rising interest rates driving higher earnings credit on commercial operating balances.
Net loss on loans held for sale— During the three months ended March 31, 2023, the Company transferred $39.0 million of non-relationship loans held for investment to loans held for sale and sold all loans held for sale of $40.9 million. Upon transfer of the loans, the Company recorded a net loss on loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of rising interest rates on comparable loans in the market.
Net (loss)/gain on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. During the three months ended March 31, 2023, the Company recorded a net loss on loans accounted for under the fair value option of $0.5 million. The losses were primarily attributable to charge-offs during the period and the decline in fair value as a result of the rising interest rates on comparable loans in the market.
Non-Interest Expense
The three months ended March 31, 2023 compared with the three months ended March 31, 2022. The increase in non-interest expense of 6.0% to $20.5 million for the three months ended March 31, 2023, was due to an increase in Salaries and employee benefits, driven by higher wages, higher health insurance costs, and lower deferred compensation due to fewer loan originations. Additionally, FDIC insurance increased due to the FDIC's two basis point uniform increase in assessment rates and the Company's increase in total assets year-over-year.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	$13,098	$12,058	$1,040	8.6%
Occupancy and equipment	1,914	1,882	32	1.7
Professional services	1,923	1,526	397	26.0
Technology and information systems	832	1,046	(214)	(20.5)
Data processing	1,139	1,187	(48)	(4.0)
Marketing	391	557	(166)	(29.8)
Amortization of other intangible assets	64	77	(13)	(16.9)
Net (gain)/loss on assets held for sale	—	(1)	1	*
Other	1,167	1,026	141	13.7
Total non-interest expense	$20,528	$19,358	$1,170	6.0
______________________________________
*Not meaningful
Salaries and employee benefits— The increase in Salaries and employee benefits of $1.0 million, or 8.6%, for the three months ended March 31, 2023, was primarily related to higher wages, higher health insurance costs, and lower deferred compensation due to fewer loan originations.
Professional services— The increase in Professional services of $0.4 million, or 26.0%, for the three months ended March 31, 2023, was primarily driven by the FDIC's two basis point uniform increase in assessment rates and the Company's increase in total assets year-over-year.
Technology and information systems— The decrease in Technology and information systems of $0.2 million, or 20.5%, for the three months ended March 31, 2023, was driven primarily by reduced software costs related to the trust and investment management system enhancement completed in 2022.
Marketing— The decrease in marketing of $0.2 million, or 29.8%, for the three months ended March 31, 2023, was driven by lower advertising costs as well as reduced client onboarding costs compared to the same period last year, which included client onboarding costs related to the Teton acquisition.
Other—The increase in other of $0.1 million, or 13.7%, for the three months ended March 31, 2023, was driven by increased subscription costs related to system and process improvements and increased travel for client meetings.
Income Tax
The Company recorded an income tax provision of $1.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively, reflecting an effective tax rate of 26.0% and 24.5%, respectively.
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

The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended March 31, 2023
	Wealth Management	Mortgage	Consolidated
Income(1)	$24,543	$1,146	$25,689
Income/(loss) before taxes	5,755	(594)	5,161
Profit margin	23.4%	(51.8)%	20.1%

	Three Months Ended March 31, 2022
	Wealth Management	Mortgage	Consolidated
Income(1)	$24,156	$2,518	$26,674
Income before taxes	7,011	305	7,316
Profit margin	29.0%	12.1%	27.4%
______________________________________
(1)Net interest income after provision plus non-interest income.
The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):
Wealth Management

	As of or for the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$34,600	$19,876	$14,724	74.1%
Total interest expense	15,152	1,381	13,771	997.2
(Release) provision for credit losses	(310)	210	(520)	(247.6)
Net interest income, after provision for credit losses	19,758	18,285	1,473	8.1
Non-interest income	4,785	5,871	(1,086)	(18.5)
Total income	24,543	24,156	387	1.6
Depreciation and amortization expense	586	548	38	6.9
All other non-interest expense	18,202	16,597	1,605	9.7
Income before income tax	$5,755	$7,011	$(1,256)	(17.9)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,956,908	2,539,473	417,435	16.4
______________________________________
*Not meaningful
The Wealth Management segment reported income before income tax of $5.8 million for the three months ended March 31, 2023, compared to $7.0 million for the same period in 2022. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily driven by a decrease in non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income, after provision for credit losses. The increase in non-interest expense was primarily driven by an increase in Salaries and employee benefits, driven by higher wages, higher health insurance costs, and lower deferred compensation due to fewer loan originations. The decrease in non-interest income was primarily driven by losses on loans accounted for under the fair value option and lower trust and investment management fees derived from reduced assets under management balances, which were negatively impacted by lower equity and fixed income market valuations. The increase in net interest income, after provision for credit losses, was primarily driven by an increase in average loans outstanding and an increase in average loan yields, partially offset by higher balances and rates on deposits and borrowings.

Mortgage

	As of or for the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$112	$191	$(79)	*%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for loan losses	112	191	(79)	—
Non-interest income	1,034	2,327	(1,293)	(55.6)
Total income	1,146	2,518	(1,372)	(54.5)
Depreciation and amortization expense	8	12	(4)	(33.3)
All other non-interest expense	1,732	2,201	(469)	(21.3)
Income/(loss) before income tax	$(594)	$305	$(899)	(294.8)
Total assets	$11,599	$37,188	$(25,589)	(68.8)
___________________________________
*Not meaningful
The Mortgage segment reported a loss before income tax of $0.6 million for the three months ended March 31, 2023, compared to income before income tax of $0.3 million for the same periods in 2022. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, and reduced housing inventory. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	March 31,	December 31,	$ Change	% Change
(Dollars in thousands)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$295,067	$196,512	$98,555	50.2%
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $73,570 and $74,718, respectively)	79,565	81,056	(1,491)	(1.8)
Loans (includes $20,807 and $23,321 measured at fair value, respectively)	2,469,038	2,469,413	(375)	—
Allowance for credit losses	(19,843)	(17,183)	(2,660)	15.5
Loans, net of allowance	2,449,195	2,452,230	(3,035)	(0.1)
Loans held for sale at fair value	—	1,965	(1,965)	(100.0)
Mortgage loans held for sale, at fair value	9,873	8,839	1,034	11.7
Goodwill and other intangible assets, net	32,040	32,104	(64)	(0.2)
Company-owned life insurance	16,242	16,152	90	0.6
Other assets	86,525	77,890	8,635	11.1
Total assets	$2,968,507	$2,866,748	$101,759	3.5

Deposits	$2,391,927	$2,405,229	$(13,302)	(0.6)
Borrowings	313,552	199,018	114,534	57.5
Other liabilities	23,206	21,637	1,569	7.3
Total liabilities	2,728,685	2,625,884	102,801	3.9
Total shareholders’ equity	239,822	240,864	(1,042)	(0.4)
Total liabilities and shareholders’ equity	$2,968,507	$2,866,748	$101,759	3.5
Cash and cash equivalents increased by $98.6 million, or 50.2%, to $295.1 million as of March 31, 2023 compared to December 31, 2022. The increase in liquidity was attained through additional Federal Reserve and FHLB borrowings as the Company desired to have increased cash levels on our balance sheet through the end of the quarter while the financial industry was experiencing heightened deposit balance volatility.
Investments decreased by $1.5 million, or 1.8%, to $79.6 million as of March 31, 2023 compared to December 31, 2022. The decrease is due to $1.5 million of held-to-maturity securities paid off in the first quarter of 2023.
Loans remained flat, at $2.47 billion as of March 31, 2023 compared to December 31, 2022, as portfolio growth during the quarter was offset by the transfer and sale of $39.2 million of non-relationship loans.
Mortgage loans held for sale increased $1.0 million, or 11.7%, to $9.9 million as of March 31, 2023 compared to December 31, 2022. The increase was driven by the timing of loan sale settlements at the end of the quarter.
Goodwill and other intangible assets, net decreased by $0.1 million, or 0.2%, to $32.0 million as of March 31, 2023 compared to December 31, 2022. The decrease was driven by amortization on intangible assets.
Other assets increased by $8.6 million, or 11.1%, to $86.5 million as of March 31, 2023 compared to December 31, 2022. The increase was primarily driven by the purchase of correspondent bank stock during the quarter, which increased, net of redemptions, by $6.1 million as a result of increased borrowing activity.
Deposits decreased $13.3 million, or 0.6%, to $2.39 billion as of March 31, 2023 compared to December 31, 2022. The decrease was primarily attributable to a $71.1 million deposit outflow in January primarily due to client liquidity events, partially offset by net deposit inflows of $28.6 million in February and $29.3 million in March.

Money market deposit accounts decreased $58.1 million, or 4.3%, to $1.28 billion as of March 31, 2023 compared to December 31, 2022. Time deposit accounts increased $130.5 million, or 58.2%, from December 31, 2022 to $354.5 million as of March 31, 2023. Negotiable order of withdrawal, or NOW accounts, decreased $42.8 million, or 18.2%, to $192.0 million from December 31, 2022 to March 31, 2023.
Borrowings increased $114.5 million, or 57.5%, to $313.6 million as of March 31, 2023 compared to December 31, 2022. The increase is attributed to a desire to have increased cash levels on our balance sheet through the end of the quarter as the financial industry was experiencing heightened deposit balance volatility. The Company's deposit balances were stable through the end of the quarter and the increased borrowings were reduced subsequent to quarter-end.
Other liabilities increased $1.6 million, or 7.3%, to $23.2 million as of March 31, 2023 compared to December 31, 2022. The increase is primarily attributed to a $4.0 million increase in the allowance for credit losses on unfunded commitments primarily driven by the adoption of ASU 2016-13 on January 1, 2023, partially offset by a $2.9 million dollar decrease in salaries payable at quarter-end.
Total shareholders’ equity decreased $1.0 million, or 0.4%, from December 31, 2022 to $239.8 million as of March 31, 2023. The decrease is due to the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”) which resulted in $5.3 million net reduction to Retained earnings offset partially by net income for the quarter.

Assets Under Management

	Three Months Ended
	March 31,
(Dollars in millions)	2023	2022
Managed Trust Balance as of Beginning of Period	$1,802	$2,204
New relationships	1	24
Closed relationships	(1)	(1)
Contributions	3	2
Withdrawals	(86)	(101)
Market change, net	174	(33)
Ending Balance	$1,893	$2,095
Yield*	0.18%	0.17%

Directed Trust Balance as of Beginning of Period	$1,285	$1,309
New relationships	—	—
Closed relationships	—	—
Contributions	2	7
Withdrawals	(2)	(3)
Market change, net	7	(16)
Ending Balance	$1,292	$1,297
Yield*	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$1,618	$2,063
New relationships	29	11
Closed relationships	(24)	(16)
Contributions	19	53
Withdrawals	(45)	(50)
Market change, net	50	(118)
Ending Balance	$1,647	$1,943
Yield*	0.74%	0.73%

Custody Balance as of Beginning of Period	$493	$633
New relationships	2	—
Closed relationships	—	—
Contributions	36	78
Withdrawals	(4)	(9)
Market change, net	55	2
Ending Balance	$582	$704
Yield*	0.03%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$909	$1,143
New relationships	—	13
Closed relationships	—	(38)
Contributions	26	23
Withdrawals	(24)	(33)
Market change, net	57	52
Ending Balance(1)	$968	$1,160
Yield*	0.17%	0.14%

Total Assets Under Management as of Beginning of Period	$6,107	$7,352
New relationships	32	48
Closed relationships	(25)	(55)
Contributions	86	163
Withdrawals	(161)	(196)
Market change, net	343	(113)
Total Assets Under Management	$6,382	$7,199
Yield*	0.29%	0.29%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period are one quarter in arrears.

AUM increased $275.1 million, or 4.5%, during the three months ended March 31, 2023, compared to December 31, 2022. The increase was attributable to favorable market conditions resulting in an increase in the value of AUM balances offset slightly by withdrawals.
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
The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in accumulated other comprehensive loss on April 1, 2022 remained in accumulated other comprehensive loss and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of March 31, 2023 and December 31, 2022, all our investments in securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$245	$—	$(7)	$238	$—
Corporate bonds	23,780	—	(2,674)	21,106	(71)
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	38,465	—	(2,480)	35,985	—
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	6,554	—	(427)	6,127	—
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	6,540	12	(324)	6,228	—
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	4,052	—	(166)	3,886	—
Total securities held-to-maturity	$79,636	$12	$(6,078)	$73,570	$(71)

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities—residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities—residential	6,708	—	(506)	6,202
GMO and MBS—commercial	6,786	13	(403)	6,396
CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of March 31, 2023. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of March 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$245	* %	$—	—%	$—	—%
U.S. Government agency	—	—	—	—	—	—	—	—
Corporate bonds	—	—	1,991	0.11	21,531	1.22	258	0.01
GNMA mortgage-backed securities - residential	—	—	93	*	—	—	38,372	1.20
FNMA mortgage-backed securities - residential	—	—	—	—	1,277	0.02	5,277	0.13
Government CMO and MBS - commercial	—	—	38	*	1,247	0.05	5,255	0.15
Corporate CMO and MBS	—	—	—	—	25	*	4,027	0.19
Total held-to-maturity	$—	—%	$2,367	0.11%	$24,080	1.29%	$53,189	1.68%

	Maturity as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$243	*	$—	—%	$—	—%
U.S. Government agency	—	—	—	—%	—	—	—	—
Corporate bonds	—	—	1,991	0.11	21,548	1.20	280	0.01
GNMA mortgage-backed securities - residential	—	—	103	*	—	—	39,323	1.22
FNMA mortgage-backed securities - residential	—	—	—	—	1,334	0.02	5,374	0.12
Government CMO and MBS - commercial	—	—	47	*	1,200	0.04	5,539	0.14
Corporate CMO and MBS	—	—	—	—	26	*	4,048	0.19
Total held-to-maturity	$—	—%	$2,384	0.11%	$24,108	1.26%	$54,564	1.68%
______________________________________
*Not meaningful
As of March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS as well as bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million at March 31, 2023 and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three months ended March 31, 2023:

March 31, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of adopting ASU 2016-13	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2023 and December 31, 2022, we had mortgage loans held for sale of $9.9 million and $8.8 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of March 31, 2023, the Company has $20.8 million in loans accounted for under the fair value option with an unpaid principal balance amount of $21.1 million. See Note 13 – Fair Value in the Notes to Condensed Consolidated Financial Statements.
As of March 31, 2023, the Company has $6.0 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.
On January 1, 2023, the Company adopted ASU 2016-13, Current Expected Credit Losses or CECL which requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of March 31, 2023, the Company held $233.3 million in acquired loans with $2.2 million in allowance for credit losses as well as $4.1 million in unamortized discounts.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	March 31,		December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$157,264	6.4%	$165,559	6.6%
Consumer and Other(2)	42,503	1.7	49,391	2.0
Construction and Development	281,281	11.4	285,627	11.6
1-4 Family Residential	891,639	36.1	899,722	36.4
Non-Owner Occupied CRE	533,218	21.6	493,134	20.0
Owner Occupied CRE	221,709	9.0	214,189	8.7
Commercial and Industrial	341,424	13.8	361,791	14.7
Total loans held for investment(3)	$2,469,038	100.0%	$2,469,413	100.0%
Mortgage loans held for sale, at fair value	$9,873		$8,839
Loans held for sale, at fair value	$—		$1,965
______________________________________
(1)Includes PPP loans of $6.0 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $21.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of March 31, 2023 and December 31, 2022, respectively.
•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $6.0 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively.
•Consumer and Other—consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $21.1 million and $23.4 million as of March 31, 2023 and December 31, 2022, respectively.
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
•Commercial Real Estate, Owner Occupied, and Non-Owner Occupied—consists of commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. These loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.4 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively, are classified within this line item.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of March 31, 2023
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$52,519	(1)	$102,561	(1)	$1,502	$682	$157,264
Consumer and Other(2)	11,810		27,398		2,248	1,047	42,503
Construction and Development	91,568		169,288		15,886	4,539	281,281
1-4 Family Residential	31,234		164,497		31,532	664,376	891,639
Non-Owner Occupied CRE	29,679		308,768		181,311	13,460	533,218
Owner Occupied CRE	17,198		97,048		96,036	11,427	221,709
Commercial and Industrial	115,890		173,791		51,743	—	341,424
Total loans	$349,898		$1,043,351		$380,258	$695,531	$2,469,038
Amounts with fixed rates	$121,754		704,013		330,186	664,412	$1,820,365
Amounts with floating rates	228,144		339,338		50,072	31,119	648,673
Total loans	$349,898		$1,043,351		$380,258	$695,531	$2,469,038

	As of December 31, 2022
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$58,461	(1)	$104,848	(1)	$1,565	$685	$165,559
Consumer and Other	16,972		29,133		2,236	1,050	49,391
Construction and Development	71,046		199,632		14,694	255	285,627
1-4 Family Residential	25,862		179,207		34,205	660,448	899,722
Non-Owner Occupied CRE	34,341		258,327		185,297	15,169	493,134
Owner Occupied CRE	6,427		81,499		114,734	11,529	214,189
Commercial and Industrial	94,513		218,043		49,235	—	361,791
Total loans	$307,622		$1,070,689		$401,966	$689,136	$2,469,413
Amounts with fixed rates	$126,298		$505,084		$202,062	$86,872	$920,316
Amounts with floating rates	181,324		565,605		199,904	602,264	1,549,097
Total loans	$307,622		$1,070,689		$401,966	$689,136	$2,469,413
______________________________________
(1) Includes PPP loans.
(2)Includes loans held for investment accounted for under fair value option.
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of March 31, 2023, the Company’s loan portfolio included 45 non-acquired loans which were previously modified under the loan modification program, totaling $76.4 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of March 31, 2023, there were 14 of these loans, totaling $3.1 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of March 31, 2023 and included in the allowance for credit losses. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.

Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Interest receivable is excluded from the estimate of credit losses.
Non-Performing Assets
Non-performing assets include non-accrual loans and OREO. The accrual of interest on loans is discontinued at the time the loan becomes 90 or more days delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful.
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
The amount of lost interest for non-accrual loans was $0.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, the amount of lost interest was immaterial.
We had $12.4 million and $12.3 million in non-performing assets as of March 31, 2023 and December 31, 2022, respectively.
The following presents information regarding non-performing loans as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2023	2022
Non-accrual loans by category
Cash, Securities, and Other	$—	$4
Consumer and Other	—	5
Construction and Development	—	201
Owner Occupied CRE	1,135	1,165
Commercial and Industrial	11,124	10,762
Total non-accrual loans	12,259	12,137
OREO	—	—
Total non-performing assets	$12,259	$12,137
Non-accrual loans to total loans(1)	0.50%	0.50%
Non-performing assets to total assets	0.41	0.43
Allowance for credit losses to non-accrual loans	161.86	139.14
Accruing loans 90 or more days past due	$4,726	$25
______________________________________
(1)Excludes mortgage loans held for sale of $9.9 million and $8.8 million as of March 31, 2023 and December 31, 2022, respectively.
Credit Quality Indicators
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

Substandard—Substandard loans are considered "classified" and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be evaluated.
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
As of March 31, 2023 and December 31, 2022, non-performing loans of $12.3 million and $12.1 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted (dollars in thousands):

	As of March 31, 2023
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$157,264	$—	$—	$—	$157,264
Consumer and Other(2)	21,696	—	—	20,807	42,503
Construction and Development	281,281	—	—	—	281,281
1-4 Family Residential	891,639	—	—	—	891,639
Non-Owner Occupied CRE	524,498	5,095	3,625	—	533,218
Owner Occupied CRE	220,573	—	1,136	—	221,709
Commercial and Industrial	324,404	2,896	14,124	—	341,424
Total	$2,421,355	$7,991	$18,885	$20,807	$2,469,038

	As of December 31, 2022
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$165,555	$—	$4	$—	$165,559
Consumer and Other	26,070	—	—	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,775	$2,185	$12,132	$23,321	$2,469,413
______________________________________
(1)Includes PPP loans of $6.0 million and $6.9 million as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $21.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of March 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2023 and December 31, 2022 was $10.0 million and $9.8 million, respectively.
The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, where appropriate, expanded for certain call codes into separate segments based on risk characteristics.

ACL for pooled loans are estimated using a discounted cash flow (“DCF”) methodology using the amortized cost basis (excluding interest) for all loans modeled within a performing pool of loans. The DCF analysis pairs loan-level term information, for example, maturity date, payment amount, interest rate, with top-down pool assumptions such as default rates, prepayment speeds, to produce individual expected cash flows for every instrument in the segment. The results are then aggregated to produce segment level results and reserve requirements for each segment.

The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of two years. Subsequent to two year period, the Company reverts to its historical loss rate and historical prepayment and curtailment speeds on a straight-line basis over a one year reversion period.
The Company applies qualitative factors to capture losses that are expected but may not be adequately reflected in the quantitative model described above. Qualitative adjustments are made based on management’s assessment of the risks that may lead to a future loan loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Allowance for credit losses - held-to-maturity securities: Held-to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the follow major security types: Corporate bonds and Corporate CMO.
Allowance for credit losses - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance.
The following presents summary information regarding our allowance for credit losses during the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022(5)
Average loans outstanding(1)(2)	$2,479,644	$1,922,770
Total loans outstanding at end of period(3)	$2,469,038	$1,923,825
Allowance for credit losses at beginning of period	$17,183	$13,732
Impact of adopting ASU 2016-13	3,470	—
(Release) provision for credit losses	(805)	210
Charge-offs:
Cash, Securities, and Other	—	(97)
Consumer and Other	(17)	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	(17)	(97)
Recoveries:
Cash, Securities, and Other	—	40
Consumer and Other	11	—
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1	—
Total recoveries	12	40
Net (charge-offs) recoveries	(5)	(57)
Allowance for credit losses at end of period	$19,843	$13,885
Allowance for credit losses to total loans(4)	0.80%	0.72%
Net charge-offs to average loans	*	*
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $7.5 million and $22.7 million for the three months ended March 31, 2023 and 2022.
(3)Excludes mortgage loans held for sale of $9.9 million and $33.7 million as of March 31, 2023 and 2022, respectively. Includes $5.4 million and $13.1 million in bank originated PPP loans as of March 31, 2023 and 2022, respectively, and $0.6 million and $3.6 million of acquired PPP loans as of March 31, 2023 and 2022, respectively. Includes $21.1 million and $6.4 million of loans held for investment accounted for under the fair value option.
(4)No reserve is allocated for loans held for investment accounted for under the fair value option. Excluding these loans would result in an increase of the ratio for the three months ended March 31, 2023 and 2022.
(5)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(*)Immaterial

The following presents the allocation of the allowance for credit losses among loan categories and other summary information. The allocation for credit losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for loan losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of March 31, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	%(2)	Amount(1)	%(2)
Cash, Securities, and Other	$1,451	6.4%	$1,198	6.6%
Consumer and Other	196	1.7	191	2.0
Construction and Development	6,229	11.4	2,025	11.6
1-4 Family Residential	3,821	36.1	6,309	36.4
Non-Owner Occupied CRE	2,709	21.6	3,490	20.0
Owner Occupied CRE	1,272	9.0	1,510	8.7
Commercial and Industrial	4,165	13.8	2,460	14.7
Total allowance for loan losses	$19,843	100.0%	$17,183	100.0%
______________________________________
(1)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(2)Represents the percentage of loans to total loans in the respective category.

Allowance for credit losses - off-balance sheet credit exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance. The following table presents the changes in the ACL on unfunded loan commitments:

Three Months Ended March 31, 2023
Beginning balance	$419
Impact of adopting ASU 2016-13	3,481
Provision for credit losses	495
Ending balance	$4,395
Deferred Tax Assets, Net
Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of March 31, 2023, decreased $0.1 million, or 1.8%, compared to December 31, 2022.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $13.3 million, or 0.6%, to $2.39 billion as of March 31, 2023 from December 31, 2022. Total average deposits for the three months ended March 31, 2023 were $2.35 billion, an increase of $77.6 million, or 3.4%, compared to $2.27 billion as of March 31, 2022. The decrease in total deposits from December 31, 2022 was attributable to a $71.1 million deposit outflow in January primarily due to client liquidity events, partially offset by net deposit inflows of $28.6 million in February and $29.3 million in March. The increase in average deposits for the three months ended March 31, 2023 compared to the same period in 2022 was driven primarily by organic growth through new and expanded client relationships.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	As of or for the Three Months Ended March 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,265,595	3.36%	$1,095,317	0.20%
NOW accounts	213,709	0.41	308,579	0.16
Uninsured time deposits	148,756	2.86	53,632	1.02
Other time deposits	153,542	3.52	114,943	0.47
Total time deposits	302,298	3.20	168,575	0.64
Savings accounts	24,392	0.02	32,843	0.05
Total interest-bearing deposits	1,805,994	2.94	1,605,314	0.24
Noninterest-bearing accounts	545,670		668,705
Total deposits	$2,351,664	2.26%	$2,274,019	0.17%

Average noninterest-bearing deposits to average total deposits was 23.2% and 29.4% for the three months ended March 31, 2023 and 2022, respectively.
Our average cost of funds was 2.41% and 0.24% for the three months ended March 31, 2023 and 2022, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment, an unfavorable mix shift in deposit balances, and an increase in short-term borrowings which provided additional liquidity for funding the growth in the balance sheet.
Total money market accounts as of March 31, 2023 were $1.28 billion, a decrease of $58.1 million, or 4.3%, compared to December 31, 2022. NOW accounts decreased $42.8 million, or 18.2%, to $192.0 million compared to December 31, 2022.
Total time deposits as of March 31, 2023 were $354.5 million, an increase of $130.5 million, or 58.2%, from December 31, 2022.
The following presents the amount of certificates of deposit by time remaining until maturity as of March 31, 2023 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$14,001	$14,609	$47,849	$22,822	$99,281
Other	55,405	57,281	92,432	50,146	255,264
Total	$69,406	$71,890	$140,281	$72,968	$354,545
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2023 and December 31, 2022, borrowings totaled $313.6 million and $199.0 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.

On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of March 31, 2023, the Company has pledged a market value of $29.4 million in securities under the BTFP and borrowed $32.1 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance. The borrowing can be pre-paid at any time without penalty.
The increase in borrowings as of March 31, 2023 compared to December 31, 2022 is attributed to additional FHLB borrowings driven by a desire to have increased cash levels on our balance sheet through the end of the quarter as the financial industry was experiencing heightened deposit balance volatility, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $4.6 million. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	March 31,	December 31,
	2023	2022
Borrowings
FHLB borrowings	$224,712	$141,498
Federal Reserve borrowings	36,673	5,388
Subordinated notes	52,167	52,132
Total	$313,552	$199,018
FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2023 and December 31, 2022 amounted to $1.33 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $717.0 million as of March 31, 2023.

As of or for the Three Months Ended March 31,
2023
Short-term borrowings
Maximum outstanding at any month-end during the period	$343,100
Balance outstanding at end of period	224,712
Average outstanding during the period	124,091
Average interest rate during the period	2.02%
Average interest rate at the end of the period	1.19
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.

Derivatives
On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings and brokered CDs. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026 (4.78%). The notional amount of the interest rate swap as of March 31, 2023 was $50.0 million. See Note 14 - Derivatives for more information on this interest rate swap.
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

	Average Percentages for the Three Months Ended March 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	19.41%	25.87%
Interest-bearing	64.25	62.10
FHLB and Federal Reserve borrowings	5.07	1.28
Subordinated notes	1.85	1.27
Other liabilities	0.93	0.91
Shareholders’ equity	8.49	8.57
Total	100.00%	100.00%
Uses of Funds:
Total loans	87.48%	73.85%
Investment securities	2.92	2.16
Correspondent bank stock	0.34	0.06
Mortgage loans held for sale	0.27	0.88
Interest-bearing deposits in other financial institutions	4.54	18.36
Federal funds sold	—	0.05
Noninterest-earning assets	4.45	4.64
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	23.20%	29.41%
Average loans to total average deposits	105.44	84.55
Average interest-bearing deposits to total average deposits	76.80	70.59
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity decreased $1.0 million, or 0.4%, from December 31, 2022 to $239.8 million as of March 31, 2023. The decrease was primarily due to a $5.3 million, net of tax, decrease to retained earnings upon the Company’s adoption of CECL on January 1, 2023, partially offset by net income.
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2023 and December 31, 2022, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$238,556	10.29%	$234,738	10.29%
Consolidated Company	215,534	9.28	212,229	9.28
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	238,556	10.29	234,738	10.29
Consolidated Company	215,534	9.28	212,229	9.28
Total capital to risk-weighted assets
Bank	257,661	11.12	252,398	11.06
Consolidated Company	287,639	12.39	282,889	12.37
Tier 1 capital to average assets
Bank	238,556	8.59	234,738	8.65
Consolidated Company	215,534	7.75	212,229	7.81
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
The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of March 31, 2023
	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$256,780	$—	$4,605	$—		$261,385
Subordinated notes	—	—	—	52,167	(1)	52,167
Time deposits	281,577	32,068	40,900	—		354,545
Minimum lease payments	3,129	4,657	1,512	1,565		10,863
Total	$541,486	$36,725	$47,017	$53,732		$678,960
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$207,561	$613,346	$211,285	$601,202
Standby letters of credit	8,809	14,189	8,571	16,737
Commitments to make loans to sell	40,210	—	13,553	—
Commitments to make loans	13,398	12,895	20,895	81,663
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
Critical Accounting Policies
Our accounting policies and procedures are described in Note 1 - Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity and Market Risk
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of March 31, 2023		As of December 31, 2022
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(2.51)%	(9.58)%	(2.26)%	(9.99)%
100	(1.31)	(4.97)	(1.13)	(5.09)
Base	—	—	—	—
-100	0.62	0.60	1.08	2.07
-200	4.02	(7.94)	4.33	(4.27)

The model simulations as of March 31, 2023 imply that our balance sheet has remained in a neutral position compared to our balance sheet as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new standard mirror controls under prior GAAP, there were some new controls implemented. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
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
Item 1A.  Risk Factors
The following risk factor represents a material change to the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023.
The soundness of other financial institutions could adversely affect us
The lack of soundness of other financial institutions or financial market utilities may adversely affect the Company. The Company’s ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interdependent because of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions or financial market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by other financial institutions, or the Company.

Recent events relating to the failures of certain banking entities in March and April of 2023 have caused general uncertainty regarding the adequacy of liquidity of banks, in particular regional banks which in turn has generated significant market volatility among publicly traded bank holding companies. Although we are not directly impacted by these recent bank failures, the resulting speed and with which news, including social media outlets, led depositors to withdraw or attempt to withdraw funds from these and other financial institutions, as well as the volatile impact to stock prices, could have a material effect on the Company’s operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2023 through January 31, 2023	347	$28.15	—	—
February 1, 2023 through February 28, 2023	1,541	27.00	—	—
March 1, 2023 through March 31, 2023	—	—	—	—
______________________________________
(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
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
______________________________________
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

First Western Financial, Inc.

May 5, 2023	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President

May 5, 2023	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp Chief Operating Officer, Chief Financial Officer, and Treasurer