Form 10-Q
period 2023-06-30
First Western Financial Inc
filed 2023-08-03
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 1, 2023
Common Stock, no par value	9,548,190

FIRST WESTERN FINANCIAL, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2023 and June 30, 2022	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2023 and June 30, 2022	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2023 and June 30, 2022	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and June 30, 2022	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	85

PART II. OTHER INFORMATION		86

Item 1.	Legal Proceedings	86

Item 1A.	Risk Factors	86

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 3.	Defaults upon Senior Securities	86

Item 4.	Mine Safety Disclosures	86

Item 5.	Other Information	87

Item 6.	Exhibits	88

SIGNATURES		89

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$6,285	$4,926
Interest-bearing deposits in other financial institutions	291,283	191,586
Total cash and cash equivalents	297,568	196,512

Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $69,551 and $74,718, respectively)	77,469	81,056
Correspondent bank stock, at cost	13,518	7,110
Mortgage loans held for sale, at fair value	19,746	8,839
Loans held for sale, at fair value	—	1,965
Loans (includes $17,523 and $23,321 measured at fair value, respectively)	2,495,582	2,469,413
Allowance for credit losses	(22,044)	(17,183)
Loans, net	2,473,538	2,452,230
Premises and equipment, net	25,473	25,118
Accrued interest receivable	11,135	10,445
Accounts receivable	5,116	4,873
Other receivables	3,331	1,973
Goodwill and other intangible assets, net	31,977	32,104
Deferred tax assets, net	7,202	6,914
Company-owned life insurance	16,333	16,152
Other assets	23,240	21,457
Total assets	$3,005,646	$2,866,748

Liabilities
Deposits:
Noninterest-bearing	$514,241	$583,092
Interest-bearing	1,861,153	1,822,137
Total deposits	2,375,394	2,405,229
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	312,600	146,886
Subordinated notes	52,223	52,132
Accrued interest payable	1,788	1,125
Other liabilities	21,399	20,512
Total liabilities	2,763,404	2,625,884

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,545,071 and 9,495,440 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	191,968	190,494
Retained earnings	51,143	51,887
Accumulated other comprehensive loss	(869)	(1,517)
Total shareholders’ equity	242,242	240,864
Total liabilities and shareholders’ equity	$3,005,646	$2,866,748
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$33,583	$20,546	$65,663	$39,833
Loans accounted for under the fair value option	351	346	778	346
Investment securities	627	418	1,256	755
Interest-bearing deposits in other financial institutions	1,666	549	3,069	781
Dividends, restricted stock	145	14	318	35
Total interest and dividend income	36,372	21,873	71,084	41,750

Interest expense:
Deposits	15,864	1,103	28,956	2,046
Other borrowed funds	2,073	390	4,120	828
Total interest expense	17,937	1,493	33,076	2,874
Net interest income	18,435	20,380	38,008	38,876
Less: Provision for credit losses(1)	1,843	519	1,533	729
Net interest income, after provision for credit losses	16,592	19,861	36,475	38,147

Non-interest income:
Trust and investment management fees	4,602	4,781	9,237	9,947
Net gain on mortgage loans	774	924	1,793	3,227
Net loss on loans held for sale	—	—	(178)	—
Bank fees	591	590	1,183	1,260
Risk management and insurance fees	103	83	230	192
Income on company-owned life insurance	91	87	181	173
Net gain on equity interests	—	—	—	1
Net loss on loans accounted for under the fair value option	(1,124)	(155)	(1,667)	(155)
Unrealized (loss)/gain recognized on equity securities	(11)	299	(1)	267
Other	(1,064)	89	(1,010)	174
Total non-interest income	3,962	6,698	9,768	15,086
Total income before non-interest expense	20,554	26,559	46,243	53,233

Non-interest expense:
Salaries and employee benefits	11,148	12,945	24,246	25,003
Occupancy and equipment	1,939	1,892	3,853	3,774
Professional services	1,858	2,027	3,781	3,553
Technology and information systems	831	1,076	1,663	2,122
Data processing	1,052	987	2,191	2,174
Marketing	379	428	770	985
Amortization of other intangible assets	62	77	126	154
Net gain on assets held for sale	—	(2)	—	(3)
Other	1,250	1,153	2,417	2,179
Total non-interest expense	18,519	20,583	39,047	39,941
Income before income taxes	2,035	5,976	7,196	13,292
Income tax expense	529	1,494	1,870	3,286
Net income available to common shareholders	$1,506	$4,482	$5,326	$10,006
Earnings per common share:
Basic	$0.16	$0.47	$0.56	$1.06
Diluted	0.16	0.46	0.55	1.03
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,506	$4,482	$5,326	$10,006
Other comprehensive income/(loss) items:
Unrealized losses on available-for-sale securities	—	—	—	(2,591)
Income tax effect	—	—	—	638
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	89	86	180	86
Income tax effect	(29)	(21)	(51)	(21)
Unrealized gain on cash flow hedge	952	—	684	—
Income tax effect	(165)	—	(165)	—
Total other comprehensive income (loss) items	847	65	648	(1,888)
Comprehensive income	$2,353	$4,547	$5,974	$8,118
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of April 1, 2022	9,430,007	$189,283	$35,713	$(1,730)	$223,266
Net income	—	—	4,482	—	4,482
Other comprehensive income, net of tax and reclassification	—	—	—	65	65
Settlement of share awards	44,405	(557)	—	—	(557)
Options exercised	4,298	88	—	—	88
Stock-based compensation	—	680	—	—	680
Balance as of June 30, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024

Balance as of April 1, 2023	9,507,564	$191,901	$49,637	$(1,716)	$239,822
Net income	—	—	1,506	—	1,506
Other comprehensive income, net of tax and reclassifications	—	—	—	847	847
Settlement of share awards	37,507	(232)	—	—	(232)
Stock-based compensation	—	299	—	—	299
Balance as of June 30, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242

Balance as of January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041
Net income	—	—	10,006	—	10,006
Other comprehensive loss, net of tax	—	—	—	(1,888)	(1,888)
Settlement of share awards	52,630	(688)	—	—	(688)
Options exercised	6,809	146	—	—	146
Stock-based compensation	—	1,407	—	—	1,407
Balance as of June 30, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024

Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	$190,494	$46,568	$(1,517)	$235,545
Net income	—	—	5,326	—	5,326
Other comprehensive income, net of tax and reclassifications	—	—	—	648	648
Dissolution of RSI entity	—	751	(751)	—	—
Settlement of share awards	43,871	(283)	—	—	(283)
Options exercised	5,760	115	—	—	115
Stock-based compensation	—	891	—	—	891
Balance as of June 30, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242
(1) Refer to Note 1 - Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$5,326	$10,006
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	(12)	126
Stock dividends received on correspondent bank stock	(318)	(33)
Provision for credit losses	1,533	729
Loss on loans held for sale	178	—
Net gain on mortgage loans	(1,793)	(3,227)
Origination of mortgage loans held for sale	(151,189)	(470,494)
Proceeds from mortgage loans	142,196	478,050
Gain on disposal of fixed assets	—	(50)
Depreciation and amortization	1,164	1,191
Net (accretion)/amortization of purchase accounting adjustments	285	(241)
Deferred income tax expense/(benefit)	(330)	(2,310)
Increase in cash surrender value of company-owned life insurance	(181)	(173)
Stock-based compensation	891	1,407
Change in fair value of equity securities	1	(267)
Change in fair value of loans accounted for under the fair value option	1,667	155
Change in fair value of loans held for sale	(551)	419
Net changes in operating assets and liabilities:
Change in accounts receivable	(89)	364
Change in accrued interest receivable and other assets	233	(1,104)
Change in accrued interest payable and other liabilities	(3,640)	(3,070)
Net cash (used in) provided by operating activities	(4,629)	11,478
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	—	3,218
Purchases	—	(9,000)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	3,701	3,124
Purchases	—	(28,439)
Purchases of correspondent bank stock	(26,082)	(2,978)
Redemption of correspondent bank stock	19,992	1,243
Contributions to low-income housing tax credit investments	—	(214)
Loan and note receivable originations and principal collections, net	(65,652)	(173,728)
Purchases of premises and equipment	(1,425)	(1,150)
Proceeds from loans held for sale previously classified as loans held for investment	40,602	—
Purchases of loans	(1,162)	(24,732)
Net cash used in investing activities	(30,026)	(232,656)
Cash flows from financing activities
Net change in deposits	(29,835)	(35,676)
Payments to Federal Home Loan Bank borrowings	(881,776)	—
Proceeds from Federal Home Loan Bank borrowings	977,645	70,000
Payments to Federal Reserve borrowings	(221,689)	(21,406)
Proceeds from Federal Reserve borrowings	291,534	—
Payments on subordinated notes	—	(6,575)
Proceeds from the exercise of stock options	115	146
Cash paid for withholding taxes on share-based awards	(283)	(688)
Net cash provided by financing activities	135,711	5,801

Net change in cash and cash equivalents	101,056	(215,377)
Cash and cash equivalents, beginning of year	196,512	386,983
Cash and cash equivalents, end of period	$297,568	$171,606

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$32,413	$2,925
Income tax payment	2,170	4,118
Cash paid for lease liabilities	1,592	1,542
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	39,221	—
Adoption of ASU 2016-13, net of tax	5,319	—
Dissolution of RSI entity	751	—
Change in unrealized loss on available-for-sale securities	—	(2,591)
Lease right-of-use-asset obtained in exchange for lease liabilities	1,704	—
Transfer of securities from available-for-sale to held-to-maturity	—	58,727
Security purchase settled in subsequent period	—	(3,000)
Transfers from loans to other real estate owned	—	378

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
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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
Business Combinations and Divestitures: Business combinations are accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration transferred in connection with the acquisition is allocated to the tangible and intangible assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity based on fair values. Goodwill acquired in connection with business combinations represents the excess of consideration transferred over the net tangible and identifiable intangible assets acquired. Certain assumptions and estimates are used in evaluating the fair value of assets acquired and liabilities assumed. These estimates may be affected by factors such as changing market conditions or changes in government regulations.
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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2023 and December 31, 2022, 80.0% and 77.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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

Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 are considered in scope of Topic 606.
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
On December 21, 2022, the FASB issued Accounting Standards Update (ASU) 2022-06, Reference Rate Reform
(Topic 848): Deferral of the Sunset Date of Topic 848. On June 30, 2023, LIBOR ceased to be a representative index rate. ASU 2022-06 extends the period of time financial statement preparers can utilize the reference rate reform relief guidance through December 31, 2024.
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
Bank Term Funding Program: On March 12, 2023, in response to two large bank failures, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors. The additional funding will be made available through the creation of a new Bank Term Funding Program (“BTFP”), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets valued at par as collateral. The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress.

As of June 30, 2023, the Company has pledged a par value of $47.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance. See Note 7 - Borrowings for details on the Company’s borrowings.
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

The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of two years. Subsequent to the two-year period, the Company reverts to its historical loss rate and historical prepayment and curtailment speeds on a straight-line basis over a one year reversion period.
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

NOTE 3 - LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	June 30, 2023	December 31, 2022
Cash, Securities, and Other	$150,620	$165,559
Consumer and Other	21,762	26,070
Construction and Development	310,382	285,627
1-4 Family Residential	880,600	899,722
Non-Owner Occupied CRE	558,276	493,134
Owner Occupied CRE	217,020	214,189
Commercial and Industrial	339,399	361,791
Total	2,478,059	2,446,092
Allowance for credit losses	(22,044)	(17,183)
Total, net	$2,456,015	$2,428,909
Loans accounted for under the fair value option(1)	17,523	23,321
Loans, net	$2,473,538	$2,452,230
______________________________________
(1)Includes $18.3 million and $23.4 million of unpaid principal balance of loans held for investment measured at fair value as of June 30, 2023 and December 31, 2022, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 13 – Fair Value.
As of June 30, 2023 and December 31, 2022, total loans held for investment included $221.0 million and $230.4 million, respectively, of performing loans purchased through mergers or acquisitions.
As of June 30, 2023, the Cash, Securities, and Other portion of the loan portfolio included $5.4 million of SBA Paycheck Protection Program (“PPP”) loans, or 3.6% of the total category. As of December 31, 2022, the Cash, Securities, and Other portion of the loan portfolio included $6.9 million of PPP loans, or 4.2% of the total category.
As of June 30, 2023, the Company’s Commercial and Industrial loans included four Main Street Lending Program (“MSLP”) loans with the net carrying amount of $5.5 million, or 1.6% of the total category. As of December 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $5.9 million, or 1.6% of the total category.
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of June 30, 2023, the Company’s loan portfolio included 45 non-acquired loans which were previously modified under the loan modification program, totaling $76.0 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of June 30, 2023, there were 14 of these loans, totaling $3.1 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2023. These loans are included in the allowance for credit loss general reserve in accordance with ASU 2016-13. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Accrued interest receivable is excluded from the estimate of credit losses.

For the three and six months ended June 30, 2023, the Company made protective advances of $0.3 million and $0.5 million to borrowers experiencing financial difficulty.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$1,704	$—	$—	$1,704	$148,916	$150,620	$—	$150,620
Consumer and Other	9	1,016	6	1,031	20,731	21,762	17,523	39,285
Construction and Development	—	—	—	—	310,382	310,382	—	310,382
1-4 Family Residential	651	—	—	651	879,949	880,600	—	880,600
Non-Owner Occupied CRE	—	—	—	—	558,276	558,276	—	558,276
Owner Occupied CRE	3,950	—	—	3,950	213,070	217,020	—	217,020
Commercial and Industrial	7,012	11,014	10,030	28,056	311,343	339,399	—	339,399
Total	$13,326	$12,030	$10,036	$35,392	$2,442,667	$2,478,059	$17,523	$2,495,582

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$1,735	$539	$4	$2,278	$163,281	$165,559	$—	$165,559
Consumer and Other	657	5	5	667	25,403	26,070	23,321	49,391
Construction and Development	—	—	201	201	285,426	285,627	—	285,627
1-4 Family Residential	1,752	—	5	1,757	897,965	899,722	—	899,722
Non-Owner Occupied CRE	1,071	—	—	1,071	492,063	493,134	—	493,134
Owner Occupied CRE	1,165	—	—	1,165	213,024	214,189	—	214,189
Commercial and Industrial	4,858	10,648	1,319	16,825	344,966	361,791	—	361,791
Total	$11,238	$11,192	$1,534	$23,964	$2,422,128	$2,446,092	$23,321	$2,469,413
(1)Refer to Note 13 - Fair Value for additional information on the measurement of loans accounted for under the fair value option.

As of June 30, 2023, the Company had no loans that were more than 90 days delinquent and accruing interest. As of December 31, 2022, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.
Non-Accrual Loans
The accrual of interest on loans is discontinued at the time the loan becomes 90 days or more delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted (dollars in thousands).

	As of June 30, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$—	$—	$—
Consumer and Other	6	6	—
Construction and Development	—	—	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	—	—	—
Commercial and Industrial(1)	2,076	10,030	—
Total	$2,082	$10,036	$—
(1)The Company recorded an allowance of $2.2 million on three individually analyzed loans totaling $8.9 million as of June 30, 2023.
The following presents the recorded investment in non-accrual loans by class as of the date noted (dollars in thousands):

	As of December 31, 2022
	Non-accrual loans with no ALLL	Total non-accrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$4	$4	$—
Consumer and Other	5	5	—
Construction and Development	201	201	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,165	1,165	—
Commercial and Industrial	10,762	10,762	25
Total(1)	$12,137	$12,137	$25
(1)The Company did not record a specific reserve on any individually analyzed loans as of December 31, 2022.
The Company recognized $0.2 million of interest income on non-accrual loans during the three and six months ended June 30, 2023. Additionally, two non-accrual loans totaling $1.8 million were paid off during the second quarter of 2023. The Company recognized an immaterial amount of interest income on non-accrual loans during the three and six months ended June 30, 2022.
Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted (dollars in thousands):

As of June 30, 2023
Collateral Dependent Loans
	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$—	$—	$—
Consumer and Other	—	—	—	—
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	10,030	10,030
Total	$—	$—	$10,030	$10,030
Allowance for Credit Losses on Loans
Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2023 and December 31, 2022 was $10.5 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP and unemployment twelve month forecasts improved as of June 30, 2023 when compared to December 31, 2022. As a result, we saw decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.8 million release of provision on pooled loans. The individually analyzed loan allowance was increased $2.2 million as of June 30, 2023.
Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2023 (dollars in thousands):

	Cash, Securities and Other	Consumer and Other	Construction and Development		1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended June 30, 2023
Beginning balance	$1,451	$196	$6,229		$3,821	$2,709	$1,272	$4,165	$19,843
Provision for credit losses	(140)	(50)	1,267		(242)	(214)	(90)	1,678	2,209
Charge-offs	—	(13)	—		—	—	—	—	(13)
Recoveries	—	4	—		—	—	—	1	5
Ending balance	$1,311	$137	$7,496		$3,579	$2,495	$1,182	$5,844	$22,044

Changes in allowance for credit losses for the six months ended June 30, 2023
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025		$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	—	(2,808)	(689)	(104)	2,091	3,470
Provision for credit losses	(80)	(145)	790		78	(306)	(224)	1,291	1,404
Charge-offs	—	(30)	—		—	—	—	—	(30)
Recoveries	—	15	—		—	—	—	2	17
Ending balance	$1,311	$137	$7,496		$3,579	$2,495	$1,182	$5,844	$22,044

Allowance for credit losses as of June 30, 2023 allocated to loans evaluated:
Individually	$—	$—	$—		$—	$—	$—	$2,195	$2,195
Collectively	1,311	137	7,496		3,579	2,495	1,182	3,649	19,849
Ending balance	$1,311	$137	$7,496		$3,579	$2,495	$1,182	$5,844	$22,044

Loans as of June 30, 2023:
Individually evaluated	$—	$—	$—		$—	$—	$—	$10,030	$10,030
Collectively evaluated	150,620	21,762	310,382		880,600	558,276	217,020	329,369	2,468,029
Loans held for investment measured at fair value	—	17,523	—		—	—	—	—	17,523
Ending balance	$150,620	$39,285	$310,382		$880,600	$558,276	$217,020	$339,399	$2,495,582

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the three months ended June 30, 2022
Beginning balance	$1,440	$283	$954	$3,789	$2,867	$1,328	$3,224	$13,885
Provision for loan losses	(246)	(16)	120	1,056	368	149	(912)	519
Charge-offs	—	(95)	—	—	—	—	—	(95)
Recoveries	—	48	—	—	—	—	—	48
Ending balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357

Changes in allowance for loan losses for the six months ended June 30, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
Provision for loan losses	(404)	58	(18)	1,292	283	185	(667)	729
Charge-offs	—	(192)	—	—	—	—	—	(192)
Recoveries	—	88	—	—	—	—	—	88
Ending balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357

Allowance for loan losses as of December 31, 2022 allocated to loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,198	191	2,025	6,309	3,490	1,510	2,460	17,183
Ending balance	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183

Loans as of December 31, 2022:
Individually evaluated	$4	$5	$201	$—	$—	$1,165	$10,762	$12,137
Collectively evaluated	165,555	26,065	285,426	899,722	493,134	213,024	351,029	2,433,955
Loans held for investment measured at fair value	$—	$23,321	$—	$—	$—	$—	$—	$23,321
Ending balance	$165,559	$49,391	$285,627	$899,722	$493,134	$214,189	$361,791	$2,469,413
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
The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of June 30, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table.

	Term Loans Amortized Cost by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Cash, Securities, and Other
Pass	$2,252	$12,232	$22,220	$5,712	$6,405	$13,269	$88,530	$—	$150,620
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$2,252	$12,232	$22,220	$5,712	$6,405	$13,269	$88,530	$—	$150,620
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$102	$2,164	$676	$800	$1,075	$27	$16,918	$—	$21,762
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated(1)	—	12,721	3,559	1,113	130	—	—	—	17,523
Total Consumer and Other	$102	$14,885	$4,235	$1,913	$1,205	$27	$16,918	$—	$39,285
Current year-to-date gross write-offs	$—	$—	$—	$3	$25	$2	$—	$—	$30
Construction and Development
Pass	$8,625	$231,454	$46,347	$19,620	$—	$—	$4,336	$—	$310,382
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Construction and Development	$8,625	$231,454	$46,347	$19,620	$—	$—	$4,336	$—	$310,382
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$29,331	$391,651	$154,576	$113,083	$38,392	$36,469	$117,098	$—	$880,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$29,331	$391,651	$154,576	$113,083	$38,392	$36,469	$117,098	$—	$880,600
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Non-Owner Occupied CRE
Pass	$31,476	$207,850	$130,026	$79,679	$24,756	$54,668	$24,758	$—	$553,213
Special mention	—	—	—	5,063	—	—	—	—	5,063
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$31,476	$207,850	$130,026	$84,742	$24,756	$54,668	$24,758	$—	$558,276
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$4,513	$46,604	$58,368	$41,498	$5,702	$52,374	$7,961	$—	$217,020
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$4,513	$46,604	$58,368	$41,498	$5,702	$52,374	$7,961	$—	$217,020
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$14,149	$80,825	$45,913	$15,064	$6,971	$14,060	$149,459	$—	$326,441
Special mention	—	—	—	2,928	—	—	—	—	2,928
Substandard	—	7,954	—	—	—	1,090	986	—	10,030
Not rated	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$14,149	$88,779	$45,913	$17,992	$6,971	$15,150	$150,445	$—	$339,399
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	$90,448	$993,455	$461,685	$284,560	$83,431	$171,957	$410,046	$—	$2,495,582
(1)Includes loans held for investment measured at fair value as of June 30, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the date noted (dollars in thousands):

December 31, 2022	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other	$165,555	$—	$4	$—	$165,559
Consumer and Other(1)	26,070	—	—	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,775	$2,185	$12,132	$23,321	$2,469,413
(1)Includes loans held for investment measured at fair value as of December 31, 2022. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

NOTE 4 - GOODWILL
The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of year	$30,400	$30,588
Acquisition activity	—	(188)
Balance, end of period	$30,400	$30,400
The Company initially recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. In the first quarter of 2022, goodwill was adjusted by ($0.2) million as a result of the measurement period adjustments.
Goodwill is tested annually for impairment on October 31 and reviewed quarterly for any potential triggering events.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of June 30, 2023, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of June 30, 2023 and December 31, 2022.
NOTE 2 - INVESTMENT SECURITIES
The following presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

June 30, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses(1)
Investment securities held-to-maturity:
U.S. Treasury debt	$247	$—	$(10)	$237	$—
Corporate bonds	23,758	—	(3,507)	20,251	(71)
GNMA mortgage-backed securities – residential	36,921	—	(3,278)	33,643	—
FNMA mortgage-backed securities – residential	6,370	—	(545)	5,825	—
Government CMO and MBS - commercial	6,293	11	(412)	5,892	—
Corporate CMO and MBS	3,951	—	(248)	3,703	—
Total securities held-to-maturity	$77,540	$11	$(8,000)	$69,551	$(71)
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

December 31, 2022	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities – residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities – residential	6,708	—	(506)	6,202
Government CMO and MBS - commercial	6,786	13	(403)	6,396
Corporate CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718
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
As of June 30, 2023, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

June 30, 2023	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	2,239	2,047
Due between five years and ten years	21,513	18,208
Due after ten years	253	233
Securities (CMO and MBS)	53,535	49,063
Total	$77,540	$69,551
During the year ended December 31, 2022, the Company committed $6.0 million in total to two bank technology funds. During the six months ended June 30, 2023, the Company made $0.4 million in contributions to the partnerships. During the year ended December 31, 2022, the Company made $1.3 million in contributions to both partnerships and received a $0.1 million return on investment. As of June 30, 2023, the Company held a balance of $1.7 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.3 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million in contributions to the SBIC fund during the six months ended June 30, 2023. During the year ended December 31, 2022, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. As of June 30, 2023 and December 31, 2022, the Company held a balance of $2.2 million and $2.0 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.8 million in future SBIC investments.
As of June 30, 2023, securities with market values totaling $48.4 million were pledged to secure various public deposits and credit facilities of the Company, including $47.3 million pledged under the BTFP program (refer to Note 1 - Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2022, securities with carrying values $22.6 million were pledged to secure various public deposits and credit facilities of the Company.
As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

The following presents securities with unrecognized losses aggregated by major security type and length of time in a continuous unrecognized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
June 30, 2023	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$237	$(10)	$237	$(10)
Corporate bonds	—	—	20,251	(3,507)	20,251	(3,507)
GNMA mortgage-backed securities – residential	6,267	(393)	27,377	(2,885)	33,644	(3,278)
FNMA mortgage-backed securities – residential	—	—	5,825	(545)	5,825	(545)
Government CMO and MBS - commercial	52	*	5,241	(412)	5,293	(412)
Corporate CMO and MBS	2,689	(162)	990	(86)	3,679	(248)
Total	$9,008	$(555)	$59,921	$(7,445)	$68,929	$(8,000)
(*) Immaterial

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$234	$(9)	$234	$(9)
Corporate bonds	20,911	(2,436)	455	(17)	21,366	(2,453)
GNMA mortgage-backed securities – residential	22,371	(1,051)	14,255	(1,749)	36,626	(2,800)
FNMA mortgage-backed securities - residential	6,202	(506)	—	—	6,202	(506)
Government CMO and MBS - commercial	5,591	(403)	—	—	5,591	(403)
Corporate CMO and MBS	3,499	(147)	395	(33)	3,894	(180)
Total	$58,574	$(4,543)	$15,339	$(1,808)	$73,913	$(6,351)
The Company did not sell any securities during the three and six months ended June 30, 2023 or during the year ended December 31, 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.3 million at June 30, 2023 and is excluded from the estimate of credit losses. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Six Months Ended June 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(1)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of June 30, 2023, there were no held-to-maturity securities past due or on non-accrual.
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

		June 30, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$9,033	$8,602

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$11,323	$11,163
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

	June 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	4.72 years	4.85 years

Weighted-Average Discount Rate
Operating leases	2.73%	2.63%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease Costs
Operating lease cost	$775	$824	$1,519	$1,619
Variable lease cost	480	528	973	1,086
Lease costs, net	$1,255	$1,352	$2,492	$2,705
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2023⁽¹⁾	$1,718
2024	3,425
2025	2,493
2026	1,170
2027	1,104
Thereafter	2,046
Total future minimum lease payments	11,956
Less: imputed interest	(633)
Present value of net future minimum lease payments	$11,323
______________________________________
(1)Amount represents the remaining six months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three months ended June 30, 2023 and 2022, the Company recognized $0.1 million of lease income. The Company recognized $0.2 million of lease income during the six months ended June 30, 2023 and 2022.

The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2023⁽¹⁾	$200
2024	350
2025	143
2026	97
2027	43
Thereafter	—
Total undiscounted operating lease income	$833
______________________________________
(1)Amount represents the remaining six months of the year.
NOTE 6 - DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	June 30, 2023	December 31, 2022
Money market deposit accounts	$1,297,732	$1,336,092
Time deposits	376,147	224,090
Negotiable order of withdrawal accounts	168,537	234,778
Savings accounts	18,737	27,177
Total interest-bearing deposits	$1,861,153	$1,822,137
Estimated aggregate time deposits of $250 or greater	$97,351	$77,972
Overdraft balances classified as loans totaled $0.1 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively.
The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2023(1)	$171,068
2024	159,574
2025	7,342
2026	900
2027	2,536
Thereafter	34,727
Total	$376,147
______________________________________
(1)Amount represents the remaining six months of year.
NOTE 7 - BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2023 and December 31, 2022 amounted to $1.32 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $646.8 million as of June 30, 2023. Each advance is payable at its maturity date.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of June 30, 2023, the Company has pledged a par value of $47.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.
The following presents the Company’s required maturities on FHLB and FRB borrowings due at a single maturity date as of the dates noted (dollars in thousands):

Maturity Date	Rate %	June 30, 2023	December 31, 2022
July 1, 2023(1)	5.23	$227,367	$131,498
May 5, 2023	0.76	—	10,000
August 1, 2023	5.30	50,000	—
March 27, 2024	4.78	30,997	—
Total		$308,364	$141,498
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2023 and December 31, 2022, the Company utilized $4.2 million and $5.4 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.
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
The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance (1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,958
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,893
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,823
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,549
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended June 30, 2023 and 2022, the Company recorded $0.7 million and $0.3 million, respectively, of interest expense related to the collective subordinated notes. For the six months ended June 30, 2023 and 2022, the Company recorded $1.3 million and $0.7 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$155,475	$633,104	$211,285	$601,202
Standby letters of credit	13,656	14,189	8,571	16,737
Commitments to make loans to sell	29,207	—	13,553	—
Commitments to make loans	15,592	9,348	20,895	81,663
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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funding balance. Refer to Note 3 - Loans and the Allowance for Credit Losses for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following table presents the changes in the ACL on unfunded loan commitments:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	$4,395	$419
Impact of adopting ASU 2016-13	—	3,481
(Release) provision for credit losses	(366)	129
Ending balance	$4,029	$4,029
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
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three and six months ended June 30, 2023, the Company did not issue any equity or debt securities under this registration statement.
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
As of June 30, 2023, all restricted stock awards were fully vested and no unrecognized compensation expense remains. During the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.2 million, respectively, for the restricted stock awards and no shares of the restricted stock awards vested.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of June 30, 2023, there were a total of 255,276 shares available for issuance under the the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options
The Company did not grant any stock options during the six months ended June 30, 2023 and 2022.
During the three and six months ended June 30, 2023 and 2022, the Company recognized no stock based compensation expense associated with stock options. As of June 30, 2023, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	184,165	$22.76
Exercised	(5,760)	20.00
Forfeited or expired	(8,180)	20.31
Outstanding as of June 30, 2023	170,225	23.04	1.7	(1)
Options fully vested / exercisable as of June 30, 2023	170,225	23.04	1.7	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of June 30, 2023, there were 170,225 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.
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
The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the six months ended June 30, 2023:

	Time Vesting Units	Financial Performance Units	Market Performance Units
Outstanding as of December 31, 2022	285,995	235,512	—
Granted	66,919	52,439	—
Vested	(60,672)	—	—
Forfeited	(18,337)	(10,461)	—
Outstanding as of June 30, 2023	273,905	277,490	—
During the three months ended June 30, 2023, the Company issued 37,507 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,913 shares, with a combined market value at the dates of settlement of $0.2 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the six months ended June 30, 2023, the Company issued 43,871 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 16,801 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended June 30, 2022, the Company issued 53,461 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 21,345 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the six months ended June 30, 2022, the Company issued 61,686 shares net of common stock upon the settlement of Restricted Stock Units. The remaining 25,634 shares, with a combined market value at the dates of settlement of $0.8 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.

Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 66,919 Time Vesting Units with a five-year service period during the six months ended June 30, 2023 that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended June 30, 2023 and 2022, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the six months ended June 30, 2023 and 2022, the Company recognized compensation expense of $0.8 million and $0.9 million, respectively, for the Time Vesting Units. As of June 30, 2023, there was $5.1 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 2.0 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of June 30, 2023 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	67,730	$110	0.5 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150	72,687	329	1.5 years	December 31, 2022	December 31, 2023
On November 18, 2020	114	23,943	249	1.4 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	97	33,798	395	2.5 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	0	—	—	3.5 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33	9,090	455	3.5 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	0	—	—	4.5 years	December 31, 2025	December 31, 2027
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of June 30, 2023.
(3) Performance threshold was not met for the year ended December 31, 2022. As of June 30, 2023, the threshold is not expected to be met for the year ended December 31, 2023. The 100% threshold is expected to be met for the year ended December 31, 2024.

The following presents the Company’s Financial Performance Units activity during the periods presented (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Grant Period	2023	2022	2023	2022	2023	2022
May 1, 2019 through April 30, 2020	—	—	$31	$29	$83	$90
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	38	29	86	82
On November 18, 2020	—	—	21	(2)	40	28
May 3, 2021 through August 11, 2021	—	—	(147)	58	(91)	139
May 2, 2022 through November 2022, excluding August 4, 2022 (1)	322	64,629	—	58	—	58
August 4, 2022 (2)	—	—	(24)	—	5	—
On May 1, 2023 (1)	52,117	—	—	—	—	—
(1) Performance threshold was not met as of the three and six months ended June 30, 2023, therefore, no compensation expense was recognized for the three and six months ended June 30, 2023.
(2) Performance threshold was not met for the year ended December 31, 2022. As of June 30, 2023, the threshold is not expected to be met for the year ended December 31, 2023. The 100% threshold is expected to be met for the year ended December 31, 2024.
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

NOTE 10 - EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$1,506	$4,482	$5,326	$10,006

Denominator:
Basic weighted average shares	9,532,397	9,450,987	9,518,135	9,434,742
Earnings per common share - basic	$0.16	$0.47	$0.56	$1.06

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$1,506	$4,482	$5,326	$10,006

Denominator:
Basic weighted average shares	9,532,397	9,450,987	9,518,135	9,434,742
Diluted effect of common stock equivalents:
Stock options	—	52,870	8,012	55,005
Time Vesting Units	70,151	122,090	97,689	155,813
Financial Performance Units	83,853	91,720	85,782	92,524
Market Performance Units	—	—	—	6,827
Total diluted effect of common stock equivalents	154,004	266,680	191,483	310,169
Diluted weighted average shares	9,686,401	9,717,667	9,709,618	9,744,911
Earnings per common share - diluted	$0.16	$0.46	$0.55	$1.03
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	170,225	—	63,299	—
Time Vesting Units	213,322	121,942	53,331	60,971
Financial Performance Units	9,090	—	2,273	—
Total potentially dilutive securities	392,637	121,942	118,903	60,971
NOTE 11 - INCOME TAXES
During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $0.5 million and $1.9 million, respectively, reflecting an effective tax rate of 26.0%. During the three and six months ended June 30, 2022, the Company recorded an income tax provision of $1.5 million and $3.3 million, respectively, reflecting an effective tax rate of 25.0% and 24.7%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of June 30, 2023 and December 31, 2022, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of year	$16,859	$12,833
Funded loans	5,690	15,079
Payments collected	(3,513)	(11,053)
Balance, end of period	$19,036	$16,859
Deposits from related parties held by the Bank as of June 30, 2023 and December 31, 2022 totaled $17.3 million and $36.9 million, respectively.
The Company leases office space from an entity controlled by one of the Company’s board members. During each of the six months ended June 30, 2023 and 2022, the Company incurred $0.1 million of expenses related to these leases.
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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$19,746	$—	$19,746
Loans held at fair value	$—	$—	$17,523	$17,523
Forward commitments and FSC	$—	$233	$—	$233
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$166	$166
IRLC, net	$—	$—	$453	$453
Equity warrants	$—	$—	$825	$825
Swap derivative asset	$—	$729	$—	$729
Financial Liabilities
Swap derivative liabilities	$—	$45	$—	$45

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$8,839	$—	$8,839
Loans held for sale	$1,965	$—	$—	$1,965
Loans held at fair value	$—	$—	$23,321	$23,321
Forward commitments and FSC	$—	$46	$—	$46
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$143	$143
IRLC, net	$—	$—	$229	$229
Equity warrants	$—	$—	$825	$825
There were no transfers between levels during the six months ended June 30, 2023 or year ended December 31, 2022. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost. See Note 2 – Investment Securities for more information.
As of June 30, 2023, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.
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

As of December 31, 2022, the Company reclassified $2.0 million of loans held for investment to loans held for sale. The transfer occurred at the point in time the company decided to sell the loan and received a commitment from third party investors to purchase the loan. During the six months ended June 30, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale and received a commitment from third party investors to purchase the loans. As of June 30, 2023, a total of $41.2 million reclassified loans held for sale had been sold.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of June 30, 2023 or December 31, 2022. As of June 30, 2023, there were 126 loans, totaling $0.2 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2022, there were 145 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. During the three and six months ended June 30, 2023, the Company recorded net charge-offs of $0.6 million and $1.0 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the condensed consolidated statements of income. During the three and six months ended June 30, 2022, the Company recorded no charge-offs on loans accounted for under the fair value option.
The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	June 30, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$19,746	$19,529	$217	$—	$—	$—	$—	$—	$—
Loans held for investment	17,523	18,274	(751)	148	157	(9)	148	157	(9)
	$37,269	$37,803	$(534)	$148	$157	$(9)	$148	$157	$(9)

	December 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$8,839	$8,750	$89	$—	$—	$—	$—	$—	$—
Loans held for sale	1,965	1,984	(19)	—	—	—	—	—	—
Loans held for investment	23,321	23,415	(94)	139	140	(1)	139	140	(1)
	$34,125	$34,149	$(24)	$139	$140	$(1)	$139	$140	$(1)
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage loans held for sale	$60	$(1,086)	$128	$(419)
Loans held for sale	—	—	(20)	—
Loans held for investment	(507)	328	(657)	328
	$(447)	$(758)	$(549)	$(91)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held for sale	2023	2022	2023	2022
Balance at beginning of period	$9,873	$33,663	$8,839	$30,620
Loans originated	97,117	279,412	151,189	470,494
Fair value changes	59	(1,086)	128	(419)
Sales	(87,303)	(285,777)	(140,403)	(474,443)
Settlements	—	(10)	(7)	(50)
Balance at end of period	$19,746	$26,202	$19,746	$26,202

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2023	2022	2023	2022
Balance at beginning of period	$—	$—	$1,965	$—
Loans transferred from held for investment	—	—	39,221	—
Fair value changes	—	—	(20)	—
Sales	—	—	(40,761)	—
Settlements	—	—	(405)	—
Balance at end of period	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment	2023	2022	2023	2022
Balance at beginning of period	$20,807	$6,380	$23,321	$—
Loans acquired	—	17,869	1,162	24,249
Fair value changes	(507)	328	(657)	328
Net charge-offs	(617)	—	(1,009)	—
Settlements	(2,160)	(3,100)	(5,294)	(3,100)
Balance at end of period	$17,523	$21,477	$17,523	$21,477
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
The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans:
Commercial and Industrial	$—	$—	$6,744	$6,744
The sales comparison approach was utilized for estimating the fair value of non-recurring assets. There were no assets measured on a nonrecurring basis for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on a collateral dependent loan. The Company sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of June 30, 2023 and December 31, 2022, the Company did not own any OREO properties.
As of June 30, 2023, total collateral dependent loans measured using fair value had carrying values of $8.9 million and were classified as Level 3. Collateral dependent loans accounted for $2.2 million of the allowance on individually analyzed loans as of June 30, 2023 and no specific reserves as of December 31, 2022. The Company recorded no charge offs from the allowance on individually analyzed loans during the six months ended June 30, 2023 or during the year ended December 31, 2022. During the three and six months ended June 30, 2023, the Company recorded an immaterial amount of charge offs. During the year ended December 31, 2022, the Company recorded $0.3 million of charge offs on loans held at amortized cost.
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended June 30, 2023	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$20,807	$—	$235	$723	$825
Acquisitions	—	—	—	—	454	—
Originations	—	—	—	9	(692)	—
Gains/(losses) in net income, net	—	(507)	—	(78)	(32)	—
Settlements	—	(2,777)	—	—	—	—
Ending balance	$—	$17,523	$—	$166	$453	$825

Three Months Ended June 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$6,215	$6,380	$—	$206	$990	$402
Acquisitions	—	17,869	—	—	1,083	—
Originations	—	—	—	—	(2,063)	—
Gains/(losses) in net income, net	—	328	—	(32)	826	323
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(3,100)	—	—	—	—
Ending balance	$—	$21,477	$—	$174	$836	$725

Six Months Ended June 30, 2023	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$23,321	$—	$143	$229	$825
Acquisitions	—	1,162	—	—	1,340	—
Originations	—	—	—	14	(2,178)	—
Gains/(losses) in net income, net	—	(657)	—	9	1,062	—
Settlements	—	(6,303)	—	—	—	—
Ending balance	$—	$17,523	$—	$166	$453	$825

Six Months Ended June 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	24,249	9	—	2,697	242
Originations	—	—	—	—	(3,417)	—
Gains/(losses) in net income, net	—	328	—	(63)	83	323
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(3,100)	—	—	—	—
Ending balance	$—	$21,477	$—	$174	$836	$725

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$17,523	Discounted cash flow	Discount rate	8% to 9% (8%)

Guarantee asset	166	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)

IRLC, net	453	Best execution model	Pull through	54% to 100% (90%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 88.9% (43.6%) 4.59% (4.59%) 0 to 3 years

Nonrecurring fair value
Collateral dependent loans:
Commercial and Industrial	6,575	Credit enhancement - guarantee asset value	Market rate adjustments	44% (27%)
Commercial and Industrial	169	Sales comparison, Market approach - guideline transaction method	Loss given default	35% to 61% (50)%

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$23,321	Discounted cash flow	Discount rate	4% to 18% (8)%

Guarantee asset	143	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 4% (4%)

IRLC, net	229	Best execution model	Pull through	73% to 100% (91%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 88.9% (34.8%) 4.04% to 4.14% (4.05%) 0 to 4 years

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
June 30, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$297,568	$297,568	$—	$—
Held-to-maturity securities, net of ACL	77,469	237	61,516	7,798
Loans, net(1)	2,456,015	—	—	2,370,315
Accrued interest receivable	11,135	11,135	—	—
Liabilities:
Deposits	2,375,394	1,999,248	—	392,455
Borrowings:
FHLB borrowings – fixed rate	308,364	—	308,316	—
Federal Reserve borrowings – fixed rate	4,236	4,236	—	—
Subordinated notes – fixed-to-floating rate	52,223	—	—	55,794
Accrued interest payable	1,788	1,788	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2022		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$196,512	$196,512	$—	$—
Held-to-maturity securities	81,056	234	67,433	7,051
Loans, net(1)	2,428,909	—	—	2,356,085
Accrued interest receivable	10,445	10,445	—	—
Liabilities:
Deposits	2,405,229	2,181,139	—	228,868
Borrowings:
FHLB borrowings – fixed rate	141,498	—	141,867	—
Federal Reserve borrowings – fixed rate	5,388	5,388	—	—
Subordinated notes – fixed-to-floating rate	52,132	—	—	60,384
Accrued interest payable	1,125	1,125	—	—
(1) Excludes loans accounted for under the fair value option of $17.5 million and $23.2 million as of June 30, 2023 and December 31, 2022, respectively, as these are carried at fair value.
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings and brokered CDs. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2023 was $50.0 million. As of June 30, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the six months ended June 30, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2023 was $19.0 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of June 30, 2023 (dollars in thousands):

	As of June 30, 2023

	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$684

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	18,991	45

Total included in other assets		$729

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	18,991	45

Total included in other liabilities		$45
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and six months ended June 30, 2023 is as follows (dollars in thousands):

Three Months Ended June 30, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$787	$—	$—

Six Months Ended June 30, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$519	$—	$—
For the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.2 million of interest income related to the swap to Other borrowed funds interest expense on the condensed consolidated statements of income.

The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three and six months ended June 30, 2023 was immaterial.
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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended June 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$36,142	$230	$36,372
Total interest expense	17,937	—	17,937
Provision for credit losses	1,843	—	1,843
Net interest income, after provision for credit losses	16,362	230	16,592
Non-interest income	3,167	795	3,962
Total income before non-interest expense	19,529	1,025	20,554
Depreciation and amortization expense	580	9	589
All other non-interest expense	16,520	1,410	17,930
Income (loss) before income taxes	$2,429	$(394)	$2,035

Goodwill	$30,400	$—	$30,400
Total assets	2,983,814	21,832	3,005,646

As of or for the three months ended June 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$21,644	$229	$21,873
Total interest expense	1,493	—	1,493
Provision for credit losses	519	—	519
Net interest income, after provision for credit losses	19,632	229	19,861
Non-interest income	5,649	1,049	6,698
Total income before non-interest expense	25,281	1,278	26,559
Depreciation and amortization expense	523	11	534
All other non-interest expense	17,834	2,215	20,049
Income before income taxes	$6,924	$(948)	$5,976

Goodwill	$30,400	$—	$30,400
Total assets	2,513,170	28,323	2,541,493

As of or for the six months ended June 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$70,742	$342	$71,084
Total interest expense	33,076	—	33,076
Provision for credit losses	1,533	—	1,533
Net interest income, after provision for credit losses	36,133	342	36,475
Non-interest income	7,940	1,828	9,768
Total income before non-interest expense	44,073	2,170	46,243
Depreciation and amortization expense	1,166	17	1,183
All other non-interest expense	34,723	3,141	37,864
Income before income taxes	$8,184	$(988)	$7,196

Goodwill	$30,400	$—	$30,400
Total assets	2,983,814	21,832	3,005,646

As of or for the six months ended June 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$41,331	$419	$41,750
Total interest expense	2,874	—	2,874
Provision for loan losses	729	—	729
Net interest income, after provision for loan losses	37,728	419	38,147
Non-interest income	11,710	3,376	15,086
Total income before non-interest expense	49,438	3,795	53,233
Depreciation and amortization expense	1,070	24	1,094
All other non-interest expense	34,431	4,416	38,847
Income before income taxes	$13,937	$(645)	$13,292

Goodwill	$30,400	$—	$30,400
Total assets	2,513,170	28,323	2,541,493
F
NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. As of June 30, 2023 and December 31, 2022, the balance of the LIHTC investment was $2.3 million and $2.4 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, there were no unfunded commitments related to the LIHTC investment. On June 26, 2023, the Company entered into agreements related to two additional LIHTC investments for $3.0 million per investment. The investments had not yet funded as of June 30, 2023, and there were no related LIHTC investment balances as of June 30, 2023. The total unfunded commitment related to the LIHTC investments as of June 30, 2023 was $6.0 million.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended June 30, 2023 and 2022, the Company recognized amortization expense of $0.1 million. During the six months ended June 30, 2023 and 2022, the Company recognized amortization expense of $0.2 million.
Additionally, during the three months ended June 30, 2023 and 2022, the Company recognized $0.1 million of tax credits and other benefits from the LIHTC investment. During the six months ended June 30, 2023 and 2022, the Company recognized $0.2 million of tax credits and other benefits. During the three and six months ended June 30, 2023 and 2022, the Company did not incur any impairment losses.

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the year ended December 31, 2022, First Western made capital injections of $6.0 million into the Bank. Management believes as of June 30, 2023, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2023, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios, which are fully effective following minimum ratios: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of June 30, 2023 and December 31, 2022, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2023, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2023 and December 31, 2022.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$242,040	10.34%	$140,484	6.0%	$187,312	8.0%
Consolidated	217,170	9.26	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	242,040	10.34	105,363	4.5	152,191	6.5
Consolidated	217,170	9.26	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	262,989	11.23	187,312	8.0	234,140	10.0
Consolidated	291,119	12.41	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	242,040	8.70	111,300	4.0	139,125	5.0
Consolidated	217,170	7.80	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	10.29%	$136,928	6.0%	$182,571	8.0%
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	234,738	10.29	102,696	4.5	148,339	6.5
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	252,398	11.06	182,571	8.0	228,213	10.0
Consolidated	282,889	12.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	234,738	8.65	108,506	4.0	135,633	5.0
Consolidated	212,229	7.81	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2023 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2023. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until June 30, 2023, we have expanded our footprint into thirteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the six months ended June 30, 2023, we had $3.01 billion in total assets, $46.2 million in total revenues, and provided fiduciary and advisory services on $6.50 billion of assets under management ("AUM").
Recent Industry Developments
During March and April of 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, we believe the Bank remains stable with strong fundamentals including uninsured deposits lower than our peers at $701.2 million, or 29.5% of total deposits as of June 30, 2023. The Company has a low amount of held-to-maturity securities, which represent 2.6% of Total assets, and carries unrecognized losses amounting to 3.3% of Total shareholders’ equity as of June 30, 2023. We feel we have maintained high credit quality standards which have kept our loan losses at immaterial levels and we have limited exposure to commercial real estate (“CRE”) non-owner occupied office space which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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
•Net gain on loans accounted for under the fair value option — unrealized gains or losses on the fair value adjustments to held for investment loans on which the Bank has elected the fair value option of accounting. Also includes realized gains or losses on charge-offs and recoveries.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2023, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended June 30, 2023 compared with the three months ended June 30, 2022. We reported net income available to common shareholders of $1.5 million for the three months ended June 30, 2023, compared to $4.5 million of net income available to common shareholders for the three months ended June 30, 2022, a $3.0 million, or 66.4% decrease. For the three months ended June 30, 2023, our income before income tax was $2.0 million, a $3.9 million, or 65.9% decrease from the three months ended June 30, 2022. The decrease was primarily driven by a $3.3 million decrease in net interest income, after provision for credit losses and a $2.7 million decrease in non-interest income, partially offset by a $2.1 million decrease in non-interest expense. The decrease in net interest income, after provision for credit losses, was primarily due to a $2.0 million allowance recorded on problem loan credits and higher interest expense driven primarily by higher deposit costs, offset partially by higher interest income. The decrease in non-interest income was driven by $1.2 million of impairment to the carrying value of contingent consideration asset and losses of $1.1 million recorded on loans accounted for under the fair value option in the second quarter of 2023. The decrease in non-interest expense was primarily driven by lower salaries and employee benefits related to staffing reductions to better align with lower revenue.
The six months ended June 30, 2023 compared with the six months ended June 30, 2022. We reported net income available to common shareholders of $5.3 million for the six months ended June 30, 2023, compared to $10.0 million of net income available to common shareholders for the six months ended June 30, 2022, a $4.7 million, or 46.8% decrease. For the six months ended June 30, 2023, our income before income tax was $7.2 million, a $6.1 million, or 45.9% decrease from the six months ended June 30, 2022. The decrease was primarily driven by a $5.3 million decrease in non-interest income and a $1.7 million decrease in net interest income, after provision for credit losses, partially offset by a $0.9 million decrease in non-interest expense. The decrease in non-interest income was due to a $1.4 million decrease in net gain on mortgage loans driven by a slowdown in new lock volume on held for sale loans associated with the rising interest rate environment, $1.2 million of impairment to the carrying value of contingent consideration asset, and losses of $1.7 million recorded on loans accounted for under the fair value option in the first half of 2023. The decrease in net interest income, after provision for credit losses, was primarily due to higher rates on deposits and borrowings resulting from year-over-year growth, offset partially by an increase in interest and fees on loans resulting from loan growth and higher loan yields. The decrease in non-interest expense was primarily driven by lower salaries and employee benefits related to staffing reductions to better align with current revenue.
Net Interest Income
The three months ended June 30, 2023 compared with the three months ended June 30, 2022. For the three months ended June 30, 2023, net interest income, before the provision for credit losses, was $18.4 million, a decrease of $1.9 million, or 9.5%, compared to the three months ended June 30, 2022. The decrease in net interest income was driven by a $299.9 million increase in average interest-bearing deposits with a 316 basis point increase in the average rates on interest-bearing deposits, in addition to a $422.3 million increase in average interest-bearing liabilities with a 318 basis point increase in the average rates, partially offset by a $461.6 million increase in average loans outstanding with a 135 basis point increase in average yield on loans. Net interest margin decreased 65 basis points to 2.73% in the second quarter of 2023 from 3.38% reported in the second quarter of 2022.
The six months ended June 30, 2023 compared with the six months ended June 30, 2022. For the six months ended June 30, 2023, net interest income, before the provision for credit losses, was $38.0 million, a decrease of $0.9 million, or 2.2%, compared to the six months ended June 30, 2022. The decrease in net interest income was driven by a $250.6 million increase in average interest-bearing deposits with a 293 basis point increase in the average rates on interest-bearing deposits, in addition to a $376.1 million increase in average interest-bearing liabilities with a 296 basis point increase in the average rates, partially offset by a $509.0 million increase in average loans outstanding and a 131 basis point increase in the average yield on loans. Net interest margin decreased 37 basis points to 2.83% for the six months ended June 30, 2023 from 3.20% reported for the six months ended June 30, 2022.
The increase in average loans outstanding for the three and six months ended June 30, 2023 compared to the same period in 2022 was due to organic loan growth. Average loan yields were 5.47% and 5.38% for the three and six months ended June 30, 2023, compared to 4.12% and 4.08% for the three and six months ended June 30, 2022. The increase in loan yields during the three and six month periods were primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.

Interest income on our investment securities portfolio increased as a result of higher average investment balances for the three and six months ended June 30, 2023 compared to the same period in 2022. Our average investment securities balances during the three and six months ended June 30, 2023 was $80.1 million and $81.1 million, an increase of $10.8 million and $18.6 million from the three and six months ended June 30, 2022.
Interest expense on deposits increased during the three and six months ended June 30, 2023 compared to the same period in 2022. Average interest-bearing deposit rates were 3.44% and 3.20% for the three and six months ended June 30, 2023, compared to 0.29% and 0.26% for the three and six months ended June 30, 2022. The growth in interest-bearing deposit rates was primarily attributable to the higher interest rate environment and highly competitive deposit market.
The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$135,757	$1,666	4.92%	$320,656	$547	0.68%
Federal funds sold	—	—	—	1,017	2	0.79
Investment securities(2)	80,106	627	3.14	69,320	418	2.42
Correspondent bank stock	8,844	145	6.58	1,555	14	3.61
Loans(3)	2,471,587	33,704	5.47	2,010,024	20,663	4.12
Mortgage loans held for sale(5)	15,841	230	5.82	19,452	229	4.72
Interest-earning assets(4)	2,712,135	36,372	5.38	2,422,024	21,873	3.62
Allowance for credit losses	(20,077)			(13,257)
Noninterest-earning assets	124,561			118,302
Total assets	$2,816,619			$2,527,069
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,847,788	15,864	3.44	$1,547,901	1,103	0.29
FHLB and Federal Reserve borrowings	123,578	1,361	4.42	20,815	28	0.54
Subordinated notes	52,186	712	5.47	32,533	362	4.46
Total interest-bearing liabilities	2,023,552	17,937	3.56	1,601,249	1,493	0.37
Noninterest-bearing liabilities:
Noninterest-bearing deposits	527,562			679,531
Other liabilities	23,850			19,194
Total noninterest-bearing liabilities	551,412			698,725
Total shareholders’ equity	241,655			227,095
Total liabilities and shareholders’ equity	$2,816,619			$2,527,069
Net interest rate spread(6)			1.82			3.25
Net interest income(7)		$18,435			$20,380
Net interest margin(8)			2.73			3.38

	As of and For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$131,705	$3,069	4.70%	$397,199	$778	0.39%
Federal funds sold	—	—	—	1,182	3	0.51
Investment securities(2)	81,106	1,256	3.12	62,530	755	2.43
Correspondent bank stock	9,216	318	6.96	1,618	35	4.36
Loans(3)	2,475,594	66,098	5.38	1,966,639	39,760	4.08
Mortgage loans held for sale(5)	11,704	343	5.91	21,067	419	4.01
Interest-earning assets(4)	2,709,325	71,084	5.29	2,450,235	41,750	3.44
Allowance for credit losses	(20,200)			(13,485)
Noninterest-earning assets	124,872			119,167
Total assets	$2,813,997			$2,555,917
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,827,006	28,956	3.20	$1,576,449	2,046	0.26
FHLB and Federal Reserve borrowings	133,057	2,735	4.15	26,925	67	0.50
Subordinated notes	52,161	1,385	5.35	32,735	761	4.69
Total interest-bearing liabilities	2,012,224	33,076	3.31	1,636,109	2,874	0.35
Noninterest-bearing liabilities:
Noninterest-bearing deposits	536,566			674,148
Other liabilities	25,021			21,363
Total noninterest-bearing liabilities	561,587			695,511
Total shareholders’ equity	240,186			224,297
Total liabilities and shareholders’ equity	$2,813,997			$2,555,917
Net interest rate spread(6)			1.98			3.09
Net interest income(7)		$38,008			$38,876
Net interest margin(8)			2.83			3.20
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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to 2022			Compared to 2022
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due Change in:		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(2,269)	$3,388	$1,119	$(6,187)	$8,478	$2,291
Federal funds sold	(2)	—	(2)	(3)	—	(3)
Investment securities	84	125	209	288	213	501
Correspondent bank stock	120	11	131	262	21	283
Loans	6,294	6,747	13,041	13,589	12,749	26,338
Mortgage loans held for sale	(52)	53	1	(274)	198	(76)
Total increase in interest income	4,175	10,324	14,499	7,675	21,659	29,334
Interest-bearing liabilities:
Interest-bearing deposits	2,575	12,186	14,761	3,971	22,939	26,910
FHLB and Federal Reserve borrowings	1,132	201	1,333	2,182	486	2,668
Subordinated notes	268	82	350	516	108	624
Total increase in interest expense	3,975	12,469	16,444	6,669	23,533	30,202
Increase in net interest income	$200	$(2,145)	$(1,945)	$1,006	$(1,874)	$(868)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. During the quarter two problem loans totaling $1.8 million were paid in full after successful workout by the resolution team. For the three and six months ended June 30, 2023, we recorded a $1.8 million and $1.5 million provision for credit losses. The provision recorded for the three and six months ended June 30, 2023 includes a $2.0 million allowance recorded on a non-performing asset, partially offset by general provisioning consistent with our net growth of the originated loan portfolio, changes in our portfolio mix and improved macro-economic forecasts used in our modeling.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended June 30, 2023 compared with the three months ended June 30, 2022. For the three months ended June 30, 2023 compared with the three months ended June 30, 2022, non-interest income decreased $2.7 million, or 40.8%, to $4.0 million. The decrease in non-interest income during the three months ended June 30, 2023 was primarily due to $1.2 million of impairment to the carrying value of a contingent consideration asset and losses of $1.1 million on loans accounted for under the fair value option.

The six months ended June 30, 2023 compared with the six months ended June 30, 2022. For the six months ended June 30, 2023 compared with the six months ended June 30, 2022, non-interest income decreased $5.3 million, or 35.3%, to $9.8 million. The decrease in non-interest income during the six months ended June 30, 2023 was due to lower mortgage segment activity as higher interest rates and decreased inventory levels drove declines in both refinance and purchase volume, $1.2 million of impairment to the carrying value of a contingent consideration asset recorded in the second quarter of 2023, and $1.7 million loss on loans accounted for under the fair value option.
The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$4,602	$4,781	$(179)	(3.7)%
Net gain on mortgage loans	774	924	(150)	(16.2)
Bank fees	591	590	1	0.2
Risk management and insurance fees	103	83	20	24.1
Income on company-owned life insurance	91	87	4	4.6
Net loss on loans accounted for under the fair value option	(1,124)	(155)	(969)	*
Unrealized (loss)/gain recognized on equity securities	(11)	299	(310)	*
Other	(1,064)	89	(1,153)	*
Total non-interest income	$3,962	$6,698	$(2,736)	(40.8)

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$9,237	$9,947	$(710)	(7.1)%
Net gain on mortgage loans	1,793	3,227	(1,434)	(44.4)
Bank fees	1,183	1,260	(77)	(6.1)
Risk management and insurance fees	230	192	38	19.8
Income on company-owned life insurance	181	173	8	4.6
Net gain on equity interests	—	1	(1)	*
Net loss on loans held for sale	(178)	—	(178)	*
Net loss on loans accounted for under the fair value option	(1,667)	(155)	(1,512)	*
Unrealized (loss)/gain recognized on equity securities	(1)	267	(268)	*
Other	(1,010)	174	(1,184)	*
Total non-interest income	$9,768	$15,086	$(5,318)	(35.3)
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Trust and investment management fees—For the three months ended June 30, 2023 compared to the same period in 2022, our trust and investment management fees decreased $0.2 million, or 3.7%. For the six months ended June 30, 2023 compared to the same period in 2022, our trust and investment management fees decreased $0.7 million, or 7.1%. The decreases for the three and six months ended June 30, 2023 are due to decreased average AUM balances from which fees are calculated compared to the same periods a year ago.

Net gain on mortgage loans—For the three months ended June 30, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $0.2 million, or 16.2%, to $0.8 million. For the six months ended June 30, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $1.4 million, or 44.4%, to $1.8 million. The decrease in net gain on mortgage loans during the three and six months was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates and reduced housing inventory.
Bank fees— For the three months ended June 30, 2023 compared to the same period in 2022, our bank fees remained consistent at $0.6 million. For the six months ended June 30, 2023 compared to the same period in 2022, our bank fees decreased by $0.1 million or 6.1%. The decrease during the six months was primarily driven by decreased treasury management fees as a result of rising interest rates driving higher earnings credit on commercial operating balances.
Net loss on loans held for sale— During the six months ended June 30, 2023, the Company transferred $39.2 million of non-relationship loans held for investment to loans held for sale. Upon transfer of the loans, the Company recorded a net loss on loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of the rising interest rates on comparable loans in the market.
Net (loss)/gain on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. For the three months ended June 30, 2023 compared to the same period in 2022, loans accounted for under the fair value option had an additional $1.0 million in losses recorded. For the six months ended June 30, 2023 compared to the same period in 2022, loans accounted for under the fair value option had an additional $1.5 million in losses recorded. The increase for the three and six months was attributable to net charge-offs during the periods and the decline in fair value as a result of the rising interest rates on comparable loans in the market.
Unrealized gains/(losses) on equity securities— For the three and six months ended June 30, 2023 compared to the same period in 2022, our unrealized gains on equity securities decreased by $0.3 million. The decrease was primarily driven by fair value adjustments on equity warrants in the prior year. There were no fair value adjustments on equity warrants recorded for the three and six months ended June 30, 2023.
Other— For the three and six months ended June 30, 2023 compared to the same period in 2022, other income decreased by $1.2 million. The decrease was attributable to $1.2 million of impairment to the carrying value of a contingent consideration asset related to the sale of First Western Capital Management in 2020. The value was established using asset growth assumptions provided by the buyer, which had not materialized.
Non-Interest Expense
The three months ended June 30, 2023 compared with the three months ended June 30, 2022. The decrease in non-interest expense of 10.0% to $18.5 million for the three months ended June 30, 2023, was due to lower Salaries and employee benefits related to staffing reductions to better align with current revenue.
The six months ended June 30, 2023 compared with the six months ended June 30, 2022. The decrease in non-interest expense of 2.2% to $39.0 million for the six months ended June 30, 2023, was due to lower Salaries and employee benefits related to staffing reductions to better align with current revenue, partially offset by higher health insurance costs, FDIC insurance costs, and lower deferred compensation due to fewer loan originations.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	$11,148	$12,945	$(1,797)	(13.9)%
Occupancy and equipment	1,939	1,892	47	2.5
Professional services	1,858	2,027	(169)	(8.3)
Technology and information systems	831	1,076	(245)	(22.8)
Data processing	1,052	987	65	6.6
Marketing	379	428	(49)	(11.4)
Amortization of other intangible assets	62	77	(15)	(19.5)
Net gain on assets held for sale	—	(2)	2	*
Other	1,250	1,153	97	8.4
Total non-interest expense	$18,519	$20,583	$(2,064)	(10.0)

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	$24,246	$25,003	$(757)	(3.0)%
Occupancy and equipment	3,853	3,774	79	2.1
Professional services	3,781	3,553	228	6.4
Technology and information systems	1,663	2,122	(459)	(21.6)
Data processing	2,191	2,174	17	0.8
Marketing	770	985	(215)	(21.8)
Amortization of other intangible assets	126	154	(28)	(18.2)
Net gain on assets held for sale	—	(3)	3	(100.0)
Other	2,417	2,179	238	10.9
Total non-interest expense	$39,047	$39,941	$(894)	(2.2)
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Salaries and employee benefits— The decrease in Salaries and employee benefits of $1.8 million, or 13.9%, for the three months ended June 30, 2023 was primarily related to lower wages and employee benefits related to staffing reductions to better align with current revenue. The decrease in Salaries and employee benefits of $0.8 million, or 3.0% for the six months ended June 30, 2023 was primarily related to lower wages and employee benefits related to staffing reductions to better align with current revenue, partially offset by higher health insurance costs and lower deferred compensation due to fewer loan originations.
Professional services— The decrease in Professional services of $0.2 million, or 8.3%, for the three months ended June 30, 2023, was driven by lower consulting and other professional fees, as the same period a year ago had higher professional fees related to the acquisition of Teton. The decrease was partially offset by an increase in FDIC insurance costs driven by the FDIC’s two basis point uniform increase in assessment rates during the first quarter of 2023 and the Company’s increase in total assets year-over-year. The increase in Professional services of $0.2 million, or 6.4% for the six months ended June 30, 2023, was primarily driven by higher FDIC insurance costs due to the FDIC’s rate increase, partially offset by lower consulting and other professional fees, as the same period a year ago had higher professional fees related to the acquisition of Teton.
Technology and information systems— The decrease in Technology and information systems of $0.2 million, or 22.8%, and $0.5 million, or 21.6%, for the three and six months ended June 30, 2023, was driven primarily by reduced software costs related to the trust and investment management system enhancement completed in 2022 and lower infrastructure costs, as the same periods a year ago had higher costs related to updates to technology equipment and integration costs as a result of the Teton acquisition.

Marketing— The decrease in marketing of $0.2 million, or 21.8%, for the six months ended June 30, 2023, was driven by lower advertising costs as well as reduced client onboarding costs related to the Teton acquisition compared to the same period last year.
Other—The increase in other of $0.1 million, or 8.4%, and $0.2 million, or 10.9%, for the three and six months ended June 30, 2023, was driven primarily by increased subscription costs related to system and process improvements and increased travel for client meetings.
Income Tax
The Company recorded an income tax provision of $0.5 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, reflecting an effective tax rate of 26.0% and 25.0%, respectively. The Company recorded an income tax provision of $1.9 million and $3.3 million, respectively, for the six months ended June 30, 2023 and 2022, respectively, reflecting an effective tax rate of 26.0% and 24.7%, respectively.
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
The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$19,529	$1,025	$20,554	$44,073	$2,170	$46,243
Income/(loss) before taxes	2,429	(394)	2,035	8,184	(988)	7,196
Profit margin	12.4%	(38.4)%	9.9%	18.6%	(45.5)%	15.6%

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$25,281	$1,278	$26,559	$49,438	$3,795	$53,233
Income (loss) before taxes	6,924	(948)	5,976	13,937	(645)	13,292
Profit margin	27.4%	(74.2)%	22.5%	28.2%	(17.0)%	25.0%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):
Wealth Management

	As of or for the Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$36,142	$21,644	$14,498	67.0%
Total interest expense	17,937	1,493	16,444	*
Provision for credit losses	1,843	519	1,324	*
Net interest income, after provision for credit losses	16,362	19,632	(3,270)	(16.7)
Non-interest income	3,167	5,649	(2,482)	(43.9)
Total income	19,529	25,281	(5,752)	(22.8)
Depreciation and amortization expense	580	523	57	10.9
All other non-interest expense	16,520	17,834	(1,314)	(7.4)
Income before income tax	$2,429	$6,924	$(4,495)	(64.9)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,983,814	2,513,170	470,644	18.7

	As of or for the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$70,742	$41,331	$29,411	71.2%
Total interest expense	33,076	2,874	30,202	*
Provision for credit losses	1,533	729	804	*
Net interest income, after provision for credit losses	36,133	37,728	(1,595)	(4.2)
Non-interest income	7,940	11,710	(3,770)	(32.2)
Total income	44,073	49,438	(5,365)	(10.9)
Depreciation and amortization expense	1,166	1,070	96	9.0
All other non-interest expense	34,723	34,431	292	0.8
Income before income tax	$8,184	$13,937	$(5,753)	(41.3)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,983,814	2,513,170	470,644	18.7
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
The Wealth Management segment reported income before income tax of $2.4 million and $8.2 million for the three and six months ended June 30, 2023, respectively, compared to $6.9 million and $13.9 million for the same period in 2022. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily driven by a decrease in non-interest income and a decrease in net interest income, after provision for credit losses. The decrease in non-interest income was primarily driven by $1.2 million of impairment to the carrying value of contingent consideration assets and losses on loans accounted for under the fair value option. The decrease in net interest income, after provision for credit losses was driven primarily by a $2.0 million allowance recorded on problem loan credits and an increase in average interest-bearing deposits with an increase on average rates on interest-bearing deposits, in addition to an increase in average interest-bearing liabilities with an increase on the average rates on interest-bearing liabilities.

Mortgage

	As of or for the Three Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$230	$229	$1	*%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	230	229	1	*
Non-interest income	795	1,049	(254)	(24.2)
Total income	1,025	1,278	(253)	(19.8)
Depreciation and amortization expense	9	11	(2)	(18.2)
All other non-interest expense	1,410	2,215	(805)	(36.3)
Income/(loss) before income tax	$(394)	$(948)	$554	(58.4)
Total assets	$21,832	$28,323	$(6,491)	(22.9)
__________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%

	As of or for the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$342	$419	$(77)	(18.4)%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	342	419	(77)	(18.4)
Non-interest income	1,828	3,376	(1,548)	(45.9)
Total income	2,170	3,795	(1,625)	(42.8)
Depreciation and amortization expense	17	24	(7)	(29.2)
All other non-interest expense	3,141	4,416	(1,275)	(28.9)
Income/(loss) before income tax	$(988)	$(645)	$(343)	53.2
Total assets	$21,832	$28,323	$(6,491)	(22.9)
The Mortgage segment reported a loss before income tax of $0.4 million and $1.0 million, respectively, for the three and six months ended June 30, 2023, compared to a loss before income tax of $0.9 million and $0.6 million, respectively, for the same periods in 2022. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, which continue to impact loan demand. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	June 30,	December 31,	$ Change	% Change
(Dollars in thousands)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$297,568	$196,512	$101,056	51.4%
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $69,551 and $74,718, respectively)	77,469	81,056	(3,587)	(4.4)
Loans (includes $17,523 and $23,321 measured at fair value, respectively)	2,495,582	2,469,413	26,169	1.1
Allowance for credit losses	(22,044)	(17,183)	(4,861)	28.3
Loans, net of allowance	2,473,538	2,452,230	21,308	0.9
Loans held for sale at fair value	—	1,965	(1,965)	*
Mortgage loans held for sale, at fair value	19,746	8,839	10,907	*
Goodwill and other intangible assets, net	31,977	32,104	(127)	(0.4)
Company-owned life insurance	16,333	16,152	181	1.1
Other assets	89,015	77,890	11,125	14.3
Total assets	$3,005,646	$2,866,748	$138,898	4.8

Deposits	$2,375,394	$2,405,229	$(29,835)	(1.2)
Borrowings	364,823	199,018	165,805	83.3
Other liabilities	23,187	21,637	1,550	7.2
Total liabilities	2,763,404	2,625,884	137,520	5.2
Total shareholders’ equity	242,242	240,864	1,378	0.6
Total liabilities and shareholders’ equity	$3,005,646	$2,866,748	$138,898	4.8
__________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Cash and cash equivalents increased by $101.1 million, or 51.4%, to $297.6 million as of June 30, 2023 compared to December 31, 2022. The increase was a result of additional Federal Reserve and FHLB borrowings obtained to support balance sheet growth and liquidity.
Investments decreased by $3.6 million, or 4.4%, to $77.5 million as of June 30, 2023 compared to December 31, 2022. The decrease is due to held-to-maturity securities payments received in the first half of 2023.
Loans increased by $26.2 million, or 1.1%, to $2.50 billion as of June 30, 2023 compared to December 31, 2022. The increase is due to net portfolio growth.
Mortgage loans held for sale increased $10.9 million, to $19.7 million as of June 30, 2023 compared to December 31, 2022. The increase was driven by higher funded loan volume and the timing of loan sale settlements.
Goodwill and other intangible assets, net decreased by $0.1 million, or 0.4%, to $32.0 million as of June 30, 2023 compared to December 31, 2022. The decrease was driven by amortization on intangible assets.
Other assets increased by $11.1 million, or 14.3%, to $89.0 million as of June 30, 2023 compared to December 31, 2022. The increase was primarily driven by the purchase of correspondent bank stock, which increased, net of redemptions, by $6.4 million as a result of increased borrowing activity. The increase was also driven by an increase in tax receivable of $1.7 million related to estimated tax payments made during the year and the addition of hedge swap collateral of $1.0 million and swap derivative assets of $0.7 million, partially offset by a decrease of $1.4 million of contingent consideration assets, primarily driven by the $1.2 million impairment to the carrying value of contingent consideration assets recorded during the second quarter of 2023.

Deposits decreased $29.8 million, or 1.2%, to $2.38 billion as of June 30, 2023 compared to December 31, 2022. The decrease was primarily attributable to seasonal outflows in the second quarter related to tax payments, partially offset by net deposit inflows of $38.0 million in June.
Money market deposit accounts decreased $38.4 million, or 2.9%, to $1.30 billion as of June 30, 2023 compared to December 31, 2022. Time deposit accounts increased $152.1 million, or 67.9%, from December 31, 2022 to $376.1 million as of June 30, 2023. Negotiable order of withdrawal, or NOW accounts, decreased $66.2 million, or 28.2%, to $168.5 million from December 31, 2022 to June 30, 2023. The primary driver for the net reduction in deposits was due to a mix shift from lower yielding deposit products into higher yielding products as clients seek higher rates for excess liquidity.
Borrowings increased $165.8 million, or 83.3%, to $364.8 million as of June 30, 2023 compared to December 31, 2022. The increase was a result of additional Federal Reserve and FHLB borrowings obtained to support balance sheet growth and liquidity.
Other liabilities increased $1.6 million, or 7.2%, to $23.2 million as of June 30, 2023 compared to December 31, 2022. The increase is primarily attributed to a $3.6 million increase in the allowance for credit losses on unfunded commitments primarily driven by the adoption of ASU 2016-13 on January 1, 2023, partially offset by a $2.2 million dollar decrease in salaries payable due to the payment of annual bonus’ in the first quarter of 2023.
Total shareholders’ equity increased $1.4 million, or 0.6%, from December 31, 2022 to $242.2 million as of June 30, 2023. The increase is primarily due to Net income for the year and a $1.5 million increase in Additional paid-in capital driven by stock-based compensation expense, partially offset by a $5.3 million net reduction to Retained earnings as a result of the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”).

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2023	2022	2023	2022
Managed Trust Balance as of Beginning of Period	$1,893	$2,095	$1,802	$2,204
New relationships	5	8	6	32
Closed relationships	(5)	—	(6)	(1)
Contributions	3	5	6	7
Withdrawals	(21)	(70)	(107)	(171)
Market change, net	82	(259)	256	(292)
Ending Balance	$1,957	$1,779	$1,957	$1,779
Yield*	0.17%	0.19%	0.17%	0.20%

Directed Trust Balance as of Beginning of Period	$1,292	$1,297	$1,285	$1,309
New relationships	—	6	—	6
Closed relationships	—	—	—	—
Contributions	2	14	4	21
Withdrawals	(13)	(14)	(15)	(17)
Market change, net	37	(99)	44	(115)
Ending Balance	$1,318	$1,204	$1,318	$1,204
Yield*	0.09%	0.09%	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$1,647	$1,943	$1,618	$2,063
New relationships	9	21	38	32
Closed relationships	(21)	(24)	(45)	(40)
Contributions	22	19	41	72
Withdrawals	(50)	(146)	(95)	(196)
Market change, net	48	(179)	98	(297)
Ending Balance	$1,655	$1,634	$1,655	$1,634
Yield*	0.74%	0.77%	0.74%	0.82%

Custody Balance as of Beginning of Period	$582	$704	$493	$633
New relationships	2	14	4	14
Closed relationships	—	(1)	—	(1)
Contributions	9	—	45	78
Withdrawals	(95)	(57)	(99)	(66)
Market change, net	33	(94)	88	(92)
Ending Balance	$531	$566	$531	$566
Yield*	0.03%	0.03%	0.03%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$968	$1,160	$909	$1,143
New relationships	—	1	—	14
Closed relationships	(1)	(1)	(1)	(39)
Contributions	31	28	57	51
Withdrawals	(23)	(22)	(47)	(55)
Market change, net	68	(71)	125	(19)
Ending Balance(1)	$1,043	$1,095	$1,043	$1,095
Yield*	0.14%	0.16%	0.15%	0.16%

Total Assets Under Management as of Beginning of Period	$6,382	$7,199	$6,107	$7,352
New relationships	16	50	48	98
Closed relationships	(27)	(26)	(52)	(81)
Contributions	67	66	153	229
Withdrawals	(202)	(309)	(363)	(505)
Market change, net	268	(702)	611	(815)
Total Assets Under Management	$6,504	$6,278	$6,504	$6,278
Yield*	0.28%	0.30%	0.28%	0.32%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period are one quarter in arrears.

AUM increased $121.9 million, or 1.9%, during the three months ended June 30, 2023, and $397.0 million, or 6.5%, for the six months ended June 30, 2023. The increase was attributable to improving market conditions year-over-year resulting in an increase in the value of assets under management balances offset partially by withdrawals.
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
The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in accumulated other comprehensive loss on April 1, 2022 remained in accumulated other comprehensive loss and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of June 30, 2023 and December 31, 2022, all our investments in securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$247	$—	$(10)	$237	$—
Corporate bonds	23,758	—	(3,507)	20,251	(71)
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	36,921	—	(3,278)	33,643	—
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	6,370	—	(545)	5,825	—
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	6,293	11	(412)	5,892	—
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	3,951	—	(248)	3,703	—
Total securities held-to-maturity	$77,540	$11	$(8,000)	$69,551	$(71)

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities—residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities—residential	6,708	—	(506)	6,202
GMO and MBS—commercial	6,786	13	(403)	6,396
CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of June 30, 2023. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of June 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$247	* %	$—	—%	$—	—%
U.S. Government agency	—	—	—	—	—	—	—	—
Corporate bonds	—	—	1,992	0.11	21,513	1.26	253	0.01
GNMA mortgage-backed securities - residential	—	—	82	*	—	—	36,839	1.18
FNMA mortgage-backed securities - residential	—	—	—	—	1,222	0.02	5,148	0.13
Government CMO and MBS - commercial	—	—	224	0.01	954	0.04	5,115	0.15
Corporate CMO and MBS	—	—	—	—	24	*	3,927	0.19
Total held-to-maturity	$—	—%	$2,545	0.12%	$23,713	1.32%	$51,282	1.66%

	Maturity as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$243	*	$—	—%	$—	—%
U.S. Government agency	—	—	—	—%	—	—	—	—
Corporate bonds	—	—	1,991	0.11	21,548	1.20	280	0.01
GNMA mortgage-backed securities - residential	—	—	103	*	—	—	39,323	1.22
FNMA mortgage-backed securities - residential	—	—	—	—	1,334	0.02	5,374	0.12
Government CMO and MBS - commercial	—	—	47	*	1,200	0.04	5,539	0.14
Corporate CMO and MBS	—	—	—	—	26	*	4,048	0.19
Total held-to-maturity	$—	—%	$2,384	0.11%	$24,108	1.26%	$54,564	1.68%
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS as well as bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.3 million at June 30, 2023 and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Six Months Ended June 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2023 and December 31, 2022, we had mortgage loans held for sale of $19.7 million and $8.8 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of June 30, 2023, the Company has $17.5 million in loans accounted for under the fair value option with an unpaid principal balance amount of $18.3 million. See Note 13 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2023, the Company has $5.4 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.
On January 1, 2023, the Company adopted ASU 2016-13, Current Expected Credit Losses or CECL which requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of June 30, 2023, the Company held $221.3 million in acquired loans with $2.2 million in allowance for credit losses as well as $4.0 million in unamortized discounts.
The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	June 30,		December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$150,620	6.1%	$165,559	6.7%
Consumer and Other	21,762	0.9	26,070	1.0
Construction and Development	310,382	12.5	285,627	11.7
1-4 Family Residential	880,600	35.5	899,722	36.8
Non-Owner Occupied CRE	558,276	22.5	493,134	20.2
Owner Occupied CRE	217,020	8.8	214,189	8.8
Commercial and Industrial	339,399	13.7	361,791	14.8
Loans held for investment at amortized cost	$2,478,059	100.0%	$2,446,092	100.0%
Loans accounted for under the fair value option(2)	$17,523		$23,321
Total loans held for investment	2,495,582		2,469,413
Mortgage loans held for sale, at fair value(3)	19,746		8,839
Loans held for sale, at fair value	—		1,965
______________________________________
(1)Includes PPP loans of $5.4 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $18.3 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of June 30, 2023 and December 31, 2022, respectively.
(3)Includes $19.5 million and $8.8 million of unpaid principal balance of mortgage loans held for sale as of June 30, 2023 and December 31, 2022, respectively.

•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $5.4 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.5 million and $5.9 million as of June 30, 2023 and December 31, 2022, respectively, are classified within this line item.
•Loans held for investment accounted for under the fair value option—consists of unsecured consumer loans that had an unpaid principal balance of $18.3 million and $23.4 million as of June 30, 2023 and December 31, 2022, respectively.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of June 30, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$67,528	$81,936	(1)	$473	$683	$150,620
Consumer and Other	16,277	3,002		1,377	1,106	21,762
Construction and Development	104,249	174,594		25,556	5,983	310,382
1-4 Family Residential	29,112	157,748		32,807	660,933	880,600
Non-Owner Occupied CRE	24,878	343,501		176,541	13,356	558,276
Owner Occupied CRE	19,319	92,324		94,663	10,714	217,020
Commercial and Industrial	117,717	175,334		46,348	—	339,399
Total	$379,080	$1,028,439		$377,765	$692,775	$2,478,059
Loans accounted for under the fair value option	284	16,600		639	—	17,523
Total loans	$379,364	$1,045,039		$378,404	$692,775	$2,495,582
Amounts with fixed rates	128,295	698,574		254,320	23,290	1,104,479
Amounts with floating rates	251,069	346,465		124,084	669,485	1,391,103
Total loans	$379,364	$1,045,039		$378,404	$692,775	$2,495,582

	As of December 31, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$58,461	$104,848	(1)	$1,565	$685	$165,559
Consumer and Other	16,955	6,570		1,495	1,050	26,070
Construction and Development	71,046	199,632		14,694	255	285,627
1-4 Family Residential	25,862	179,207		34,205	660,448	899,722
Non-Owner Occupied CRE	34,341	258,327		185,297	15,169	493,134
Owner Occupied CRE	6,427	81,499		114,734	11,529	214,189
Commercial and Industrial	94,513	218,043		49,235	—	361,791
Total	$307,605	$1,048,126		$401,225	$689,136	$2,446,092
Loans accounted for under the fair value option	17	22,563		741	—	23,321
Total Loans	$307,622	$1,070,689		$401,966	$689,136	$2,469,413
Amounts with fixed rates	126,298	505,084		202,062	86,872	920,316
Amounts with floating rates	181,324	565,605		199,904	602,264	1,549,097
Total loans	$307,622	$1,070,689		$401,966	$689,136	$2,469,413
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of June 30, 2023, the Company’s loan portfolio included 45 non-acquired loans which were previously modified under the loan modification program, totaling $76.0 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of June 30, 2023, there were 14 of these loans, totaling $3.1 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of June 30, 2023 and included in the allowance for credit losses. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
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

The amount of lost interest for non-accrual loans was $0.5 million and immaterial for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the amount of lost interest was $0.9 million and $0.1 million.
We had $10.1 million and $12.3 million in non-performing assets as of June 30, 2023 and December 31, 2022, respectively.
The following presents the amortized cost basis of non-performing loans as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2023	2022
Non-accrual loans by category
Cash, Securities, and Other	$—	$4
Consumer and Other	6	5
Construction and Development	—	201
Owner Occupied CRE	—	1,165
Commercial and Industrial	10,030	10,762
Total non-accrual loans	10,036	12,137
OREO	—	—
Total non-performing assets	$10,036	$12,137
Non-accrual loans to total loans(1)	0.40%	0.50%
Non-performing assets to total assets	0.33	0.43
Allowance for credit losses to non-accrual loans	219.65	139.14
Accruing loans 90 or more days past due	$—	$25
______________________________________
(1)Excludes mortgage loans held for sale of $19.7 million and $8.8 million as of June 30, 2023 and December 31, 2022, respectively. Excludes $18.3 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under the fair value option.
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

As of June 30, 2023 and December 31, 2022, non-performing loans of $10.0 million and $12.1 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted (dollars in thousands):

	As of June 30, 2023
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$150,620	$—	$—	$—	$150,620
Consumer and Other(2)	21,762	—	—	17,523	39,285
Construction and Development	310,382	—	—	—	310,382
1-4 Family Residential	880,600	—	—	—	880,600
Non-Owner Occupied CRE	553,213	5,063	—	—	558,276
Owner Occupied CRE	217,020	—	—	—	217,020
Commercial and Industrial	326,441	2,928	10,030	—	339,399
Total	$2,460,038	$7,991	$10,030	$17,523	$2,495,582

	As of December 31, 2022
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$165,555	$—	$4	$—	$165,559
Consumer and Other(2)	26,070	—	—	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,775	$2,185	$12,132	$23,321	$2,469,413
______________________________________
(1)Includes PPP loans of $5.4 million and $6.9 million as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $18.3 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of June 30, 2023 and December 31, 2022, respectively.
Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2023 and December 31, 2022 was $10.5 million and $9.8 million, respectively.
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
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP and unemployment twelve month forecasts improved as of June 30, 2023 when compared to December 31, 2022. As a result, we saw decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.8 million release of provision on pooled loans. The individually analyzed loan allowance was increased $2.2 million as of June 30, 2023.

The following presents summary information regarding our allowance for credit losses during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(4)	2023	2022(4)
Average loans outstanding(1)(2)	$2,471,587	$2,010,024	$2,475,594	$1,966,639
Total loans outstanding at end of period(3)	$2,478,059	$2,124,917	$2,478,059	$2,124,917
Allowance for credit losses at beginning of period	$19,843	$13,885	$17,183	$13,732
Impact of adopting ASU 2016-13	—	—	3,470	—
Provision for credit losses	2,209	519	1,404	729
Charge-offs:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	(13)	(95)	(30)	(192)
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	—	—
Total charge-offs	(13)	(95)	(30)	(192)
Recoveries:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	4	48	15	88
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	1	—	2	—
Total recoveries	5	48	17	88
Net (charge-offs) recoveries	(8)	(47)	(13)	(104)
Allowance for credit losses at end of period	$22,044	$14,357	$22,044	$14,357
Allowance for credit losses to total loans(3)	0.89%	0.68%	0.89%	0.68%
Net charge-offs to average loans	*	*	*	0.01
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $15.8 million and $19.5 million for the three months ended June 30, 2023 and 2022, respectively, and $11.7 million and $21.1 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Excludes mortgage loans held for sale of $19.7 million and $26.2 million as of June 30, 2023 and 2022, respectively. Includes $4.9 million and $9.1 million in bank originated PPP loans as of June 30, 2023 and 2022, respectively, and $0.5 million and $1.6 million of acquired PPP loans as of June 30, 2023 and 2022, respectively. Excludes $18.3 million and $21.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option.
(4)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(*)Immaterial

The following presents the allocation of the allowance for credit losses among loan categories and other summary information. The allocation for credit losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of June 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	%(2)	Amount(1)	%(2)
Cash, Securities, and Other	$1,311	6.1%	$1,198	6.7%
Consumer and Other	137	0.9	191	1.0
Construction and Development	7,496	12.5	2,025	11.7
1-4 Family Residential	3,579	35.5	6,309	36.8
Non-Owner Occupied CRE	2,495	22.5	3,490	20.2
Owner Occupied CRE	1,182	8.8	1,510	8.8
Commercial and Industrial	5,844	13.7	2,460	14.8
Total allowance for credit losses	$22,044	100.0%	$17,183	100.0%
______________________________________
(1)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(2)Represents the percentage of loans to total loans in the respective category.

Allowance for credit losses - off-balance sheet credit exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance. Refer above for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following table presents the changes in the ACL on unfunded loan commitments:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Beginning balance	$4,395	$419
Impact of adopting ASU 2016-13	—	3,481
Provision for credit losses	(366)	129
Ending balance	$4,029	$4,029
Deferred Tax Assets, Net
Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of June 30, 2023, increased $0.3 million, or 4.2%, compared to December 31, 2022.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $29.8 million, or 1.2%, to $2.38 billion as of June 30, 2023 from December 31, 2022. Total average deposits for the three months ended June 30, 2023 were $2.38 billion, an increase of $147.9 million, or 6.6%, compared to $2.23 billion as of June 30, 2022. The decrease in total deposits from December 31, 2022 was primarily attributable to seasonal outflows in the second quarter related to tax payments. The increase in average deposits for the three months ended June 30, 2023 compared to the same period in 2022 was driven primarily by organic growth through new and expanded client relationships.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	As of or for the Three Months Ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,278,448	3.81%	$1,057,026	0.27%
Demand deposit accounts	186,205	0.42	306,590	0.15
Uninsured time deposits	74,343	3.21	55,137	1.06
Other time deposits	289,293	4.08	96,774	0.49
Total time deposits	363,636	3.90	151,911	0.70
Savings accounts	19,499	0.04	32,374	0.03
Total interest-bearing deposits	1,847,788	3.44	1,547,901	0.29
Noninterest-bearing accounts	527,562		679,531
Total deposits	$2,375,350	2.68%	$2,227,432	0.20%

	As of or for the Six Months Ended June 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,272,057	3.59%	$1,076,066	0.24%
NOW accounts	199,881	0.42	307,579	0.15
Uninsured time deposits	73,338	2.97	53,696	1.05
Other time deposits	259,798	3.75	106,501	0.48
Total time deposits	333,136	3.58	160,197	0.67
Savings accounts	21,932	0.03	32,607	0.04
Total interest-bearing deposits	1,827,006	3.20	1,576,449	0.26
Noninterest-bearing accounts	536,566		674,148
Total deposits	$2,363,572	2.47%	$2,250,597	0.18%

Average noninterest-bearing deposits to average total deposits was 22.2% and 30.5% for the three months ended June 30, 2023 and 2022, respectively, and 22.7% and 30.0% for the six months ended June 30, 2023 and 2022, respectively.
Our average cost of funds was 2.82% and 0.26% for the three months ended June 30, 2023 and 2022, respectively, and 2.62% and 0.25% for the six months ended June 30, 2023 and 2022, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment, a highly competitive deposit market, and an increase in short-term borrowings which provided additional liquidity for funding the growth in the balance sheet.

Total money market accounts as of June 30, 2023 were $1.30 billion, a decrease of $38.4 million, or 2.9%, compared to December 31, 2022. NOW accounts decreased $66.2 million, or 28.2%, to $168.5 million compared to December 31, 2022. Total time deposits as of June 30, 2023 were $376.1 million, an increase of $152.1 million, or 67.9%, from December 31, 2022. These changes are a result of mix shift from lower yielding deposit products into higher yielding products as clients seek higher rates for excess liquidity.
The following presents the amount of certificates of deposit by time remaining until maturity as of June 30, 2023 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$37,547	$39,569	$64,700	$43,443	$185,259
Other	48,593	45,359	84,701	12,235	190,888
Total	$86,140	$84,928	$149,401	$55,678	$376,147
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2023 and December 31, 2022, borrowings totaled $364.8 million and $199.0 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of June 30, 2023, the Company has pledged a par value of $47.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance. The borrowing can be pre-paid at any time without penalty.
The increase in borrowings as of June 30, 2023 compared to December 31, 2022 is attributed to additional FHLB borrowings driven by a desire to have increased cash levels on our balance sheet through the end of the quarter as the financial industry was experiencing heightened deposit balance volatility, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $4.2 million. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	June 30,	December 31,
	2023	2022
Borrowings
FHLB borrowings	$277,367	$141,498
Federal Reserve borrowings	35,233	5,388
Subordinated notes	52,223	52,132
Total	$364,823	$199,018

FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2023 and December 31, 2022 amounted to $1.32 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $646.8 million as of June 30, 2023.

As of or for the Six Months Ended June 30,
2023
Short-term borrowings
Maximum outstanding at any month-end during the period	$343,100
Balance outstanding at end of period	227,367
Average outstanding during the period	106,788
Average interest rate during the period	2.26%
Average interest rate at the end of the period	2.62
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.

Derivatives

Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2023 was $50.0 million.
Derivatives Not Designated as Hedges: During the six months ended June 30, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2023 was $19.0 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Sources of Funds:
Deposits:
Noninterest-bearing	18.73%	19.07%
Interest-bearing	65.60	64.93
FHLB and Federal Reserve borrowings	4.39	4.73
Subordinated notes	1.85	1.85
Other liabilities	0.85	0.89
Shareholders’ equity	8.58	8.53
Total	100.00%	100.00%
Uses of Funds:
Total loans	87.04%	87.26%
Investment securities	2.84	2.88
Correspondent bank stock	0.31	0.33
Mortgage loans held for sale	0.56	0.42
Interest-bearing deposits in other financial institutions	4.82	4.68
Noninterest-earning assets	4.43	4.43
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	22.21%	22.70%
Average loans to total average deposits	104.05	104.74
Average interest-bearing deposits to total average deposits	77.79	77.30
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $1.4 million, or 0.6%, from December 31, 2022 to $242.2 million as of June 30, 2023. The increase was primarily due to Net income for the year and a $1.5 million increase in Additional paid-in capital driven by stock-based compensation expense, partially offset by a $5.3 million net reduction to Retained earnings as a result of the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”).
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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2023 and December 31, 2022, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$242,040	10.34%	$234,738	10.29%
Consolidated Company	217,170	9.26	212,229	9.28
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	242,040	10.34	234,738	10.29
Consolidated Company	217,170	9.26	212,229	9.28
Total capital to risk-weighted assets
Bank	262,989	11.23	252,398	11.06
Consolidated Company	291,119	12.41	282,889	12.37
Tier 1 capital to average assets
Bank	242,040	8.70	234,738	8.65
Consolidated Company	217,170	7.80	212,229	7.81
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
The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of June 30, 2023
	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$308,364	$—	$4,236	$—		$312,600
Subordinated notes	—	—	—	52,223	(1)	52,223
Time deposits	320,470	18,118	37,559	—		376,147
Minimum lease payments	3,457	4,793	2,167	1,539		11,956
Total	$632,291	$22,911	$43,962	$53,762		$752,926
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$155,475	$633,104	$211,285	$601,202
Standby letters of credit	13,656	14,189	8,571	16,737
Commitments to make loans to sell	29,207	—	13,553	—
Commitments to make loans	15,592	9,348	20,895	81,663
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of June 30, 2023		As of December 31, 2022
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(4.33)%	(13.70)%	(2.26)%	(9.99)%
100	(2.37)	(7.45)	(1.13)	(5.09)
Base	—	—	—	—
-100	2.13	4.81	1.08	2.07
-200	6.21	(2.11)	4.33	(4.27)

The model simulations as of June 30, 2023 imply that our balance sheet is more liability sensitive compared to our balance sheet as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new standard mirror controls under prior GAAP, there were some new controls implemented. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2023 through April 30, 2023	—	$—	—	—
May 1, 2023 through May 31, 2023	14,913	15.75	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
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
10.1†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and Scott C. Wylie (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.2†
Second Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.3†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and John Sawyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.4†	Amendment to 2016 Omnibus Incentive Plan dated April 26, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.5†
Employment Agreement, dated June 22, 2023, by and between First Western Financial, Inc. and Matthew C. Cassell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 22, 2023, File No. 001-38595)

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

First Western Financial, Inc.

August 3, 2023	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President

August 3, 2023	By:	/s/ Julie A. Courkamp
Date		Julie A. Courkamp Chief Operating Officer, Chief Financial Officer, and Treasurer