Form 10-Q
period 2023-09-30
First Western Financial Inc
filed 2023-11-03
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 1, 2023
Common Stock, no par value	9,561,769

FIRST WESTERN FINANCIAL, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and September 30, 2022	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	88

Item 4.	Controls and Procedures	89

PART II. OTHER INFORMATION		90

Item 1.	Legal Proceedings	90

Item 1A.	Risk Factors	90

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	90

Item 3.	Defaults upon Senior Securities	90

Item 4.	Mine Safety Disclosures	90

Item 5.	Other Information	91

Item 6.	Exhibits	92

SIGNATURES		93

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
•unforeseen or catastrophic events, including pandemics, wars, terrorist attacks, extreme weather events or other natural disasters;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$6,439	$4,926
Interest-bearing deposits in other financial institutions	265,045	191,586
Total cash and cash equivalents	271,484	196,512

Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $66,487 and $74,718), respectively	75,539	81,056
Correspondent bank stock, at cost	11,305	7,110
Mortgage loans held for sale, at fair value	12,105	8,839
Loans held for sale, at fair value	—	1,965
Loans (includes $15,464 and $23,321 measured at fair value, respectively)	2,530,459	2,469,413
Allowance for credit losses	(23,175)	(17,183)
Loans, net	2,507,284	2,452,230
Premises and equipment, net	25,410	25,118
Accrued interest receivable	11,633	10,445
Accounts receivable	5,292	4,873
Other receivables	3,052	1,973
Goodwill and other intangible assets, net	31,916	32,104
Deferred tax assets, net	6,624	6,914
Company-owned life insurance	16,429	16,152
Other assets	24,680	21,457
Total assets	$3,002,753	$2,866,748

Liabilities
Deposits:
Noninterest-bearing	$476,308	$583,092
Interest-bearing	1,943,688	1,822,137
Total deposits	2,419,996	2,405,229
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	259,930	146,886
Subordinated notes	52,279	52,132
Accrued interest payable	3,203	1,125
Other liabilities	21,089	20,512
Total liabilities	2,756,497	2,625,884

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,560,209 and 9,495,440 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	192,573	190,494
Retained earnings	54,261	51,887
Accumulated other comprehensive loss	(578)	(1,517)
Total shareholders’ equity	246,256	240,864
Total liabilities and shareholders’ equity	$3,002,753	$2,866,748
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$34,141	$24,988	$99,804	$64,821
Loans accounted for under the fair value option	300	513	1,078	859
Investment securities	607	653	1,863	1,408
Interest-bearing deposits in other financial institutions	1,292	533	4,361	1,314
Dividends, restricted stock	141	108	459	143
Total interest and dividend income	36,481	26,795	107,565	68,545

Interest expense:
Deposits	17,467	2,706	46,423	4,752
Other borrowed funds	2,248	1,027	6,368	1,855
Total interest expense	19,715	3,733	52,791	6,607
Net interest income	16,766	23,062	54,774	61,938
Less: Provision for credit losses(1)	329	1,756	1,862	2,485
Net interest income, after provision for credit losses	16,437	21,306	52,912	59,453

Non-interest income:
Trust and investment management fees	4,846	4,639	14,083	14,586
Net gain on mortgage loans	654	728	2,447	3,955
Net loss on loans held for sale	—	—	(178)	—
Bank fees	427	587	1,610	1,847
Risk management and insurance fees	145	115	375	307
Income on company-owned life insurance	96	88	277	261
Net gain on equity interests	—	6	—	7
Net loss on loans accounted for under the fair value option	(252)	(134)	(1,919)	(289)
Unrealized (loss)/gain recognized on equity securities	(19)	75	(20)	342
Other	202	85	(808)	259
Total non-interest income	6,099	6,189	15,867	21,275
Total income before non-interest expense	22,536	27,495	68,779	80,728

Non-interest expense:
Salaries and employee benefits	10,968	11,566	35,214	36,569
Occupancy and equipment	1,807	1,836	5,660	5,610
Professional services	1,867	2,316	5,648	5,869
Technology and information systems	906	1,172	2,569	3,294
Data processing	1,159	888	3,350	3,062
Marketing	355	403	1,125	1,388
Amortization of other intangible assets	62	77	188	231
Net gain on assets held for sale	—	(1)	—	(4)
Net gain on sale of other real estate owned	—	(41)	—	(41)
Other	1,190	1,044	3,607	3,223
Total non-interest expense	18,314	19,260	57,361	59,201
Income before income taxes	4,222	8,235	11,418	21,527
Income tax expense	1,104	2,014	2,974	5,300
Net income available to common shareholders	$3,118	$6,221	$8,444	$16,227
Earnings per common share:
Basic	$0.33	$0.66	$0.89	$1.72
Diluted	0.32	0.64	0.87	1.67
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,118	$6,221	$8,444	$16,227
Other comprehensive income/(loss) items:
Unrealized losses on available-for-sale securities	—	—	—	(2,591)
Income tax effect	—	—	—	638
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	86	97	266	183
Income tax effect	(21)	(24)	(72)	(45)
Unrealized gain on cash flow hedge	299	—	983	—
Income tax effect	(73)	—	(238)	—
Total other comprehensive income/(loss) items	291	73	939	(1,815)
Comprehensive income	$3,409	$6,294	$9,383	$14,412
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of July 1, 2022	9,478,710	$189,494	$40,195	$(1,665)	$228,024
Net income	—	—	6,221	—	6,221
Other comprehensive income, net of tax and reclassifications	—	—	—	73	73
Settlement of share awards	11,796	(147)	—	—	(147)
Options exercised	1,500	33	—	—	33
Stock-based compensation	—	658	—	—	658
Balance as of September 30, 2022	9,492,006	$190,038	$46,416	$(1,592)	$234,862

Balance as of July 1, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242
Net income	—	—	3,118	—	3,118
Other comprehensive income, net of tax and reclassifications	—	—	—	291	291
Settlement of share awards	8,638	(78)	—	—	(78)
Options exercised	6,500	130	—	—	130
Stock-based compensation	—	553	—	—	553
Balance as of September 30, 2023	9,560,209	$192,573	$54,261	$(578)	$246,256

Balance as of January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041
Net income	—	—	16,227	—	16,227
Other comprehensive loss, net of tax and reclassifications	—	—	—	(1,815)	(1,815)
Settlement of share awards	64,426	(835)	—	—	(835)
Options exercised	8,309	179	—	—	179
Stock-based compensation	—	2,065	—	—	2,065
Balance as of September 30, 2022	9,492,006	$190,038	$46,416	$(1,592)	$234,862

Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	$190,494	$46,568	$(1,517)	$235,545
Net income	—	—	8,444	—	8,444
Other comprehensive income, net of tax and reclassifications	—	—	—	939	939
Dissolution of RSI entity	—	751	(751)	—	—
Settlement of share awards	52,509	(361)	—	—	(361)
Options exercised	12,260	245	—	—	245
Stock-based compensation	—	1,444	—	—	1,444
Balance as of September 30, 2023	9,560,209	$192,573	$54,261	$(578)	$246,256
(1) Refer to Note 1 - Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$8,444	$16,227
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	(12)	130
Stock dividends received on correspondent bank stock	(459)	(155)
Provision for credit losses	1,862	2,485
Loss on loans held for sale	178	—
Net gain on mortgage loans	(2,447)	(3,955)
Origination of mortgage loans held for sale	(217,774)	(377,631)
Proceeds from mortgage loans	216,913	398,216
Gain on disposal of fixed assets	—	(21)
Depreciation and amortization	1,748	1,724
Net amortization of purchase accounting adjustments	555	367
Deferred income tax expense	155	451
Increase in cash surrender value of company-owned life insurance	(277)	(261)
Stock-based compensation	1,444	2,065
Gain on assets held for sale	—	(4)
Gain on sale of other real estate owned	—	(41)
Change in fair value of equity securities	20	(342)
Change in fair value of loans accounted for under the fair value option	1,919	289
Change in fair value of loans held for sale	(269)	1,178
Net changes in operating assets and liabilities:
Change in accounts receivable	(227)	399
Change in accrued interest receivable and other assets	50	(2,649)
Change in accrued interest payable and other liabilities	(1,757)	(2,236)
Net cash provided by operating activities	10,066	36,236
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	—	3,218
Purchases	—	(9,000)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	5,717	5,990
Purchases	—	(31,440)
Purchases of correspondent bank stock	(23,727)	(12,060)
Redemption of correspondent bank stock	19,991	2,016
Contributions to low-income housing tax credit investments	(1,140)	(214)
Loan and note receivable originations and principal collections, net	(101,180)	(371,341)
Purchases of premises and equipment	(1,890)	(2,036)
Proceeds from loans held for sale previously classified as loans held for investment	40,602	—
Purchases of loans	(1,162)	(32,599)
Proceeds from sale of assets held for sale	—	125
Proceeds from sale of other real estate owned	—	232
Net cash used in investing activities	(62,789)	(447,109)
Cash flows from financing activities
Net change in deposits	14,767	(38,227)
Payments to Federal Home Loan Bank borrowings	(1,262,893)	(40,000)
Proceeds from Federal Home Loan Bank borrowings	1,306,462	297,432
Payments to Federal Reserve borrowings	(292,059)	(22,836)
Proceeds from Federal Reserve borrowings	361,534	—
Payments on subordinated notes	—	(6,575)
Proceeds from the exercise of stock options	245	179
Cash paid for withholding taxes on share-based awards	(361)	(835)
Net cash provided by financing activities	127,695	189,138

Net change in cash and cash equivalents	74,972	(221,735)
Cash and cash equivalents, beginning of year	196,512	386,983
Cash and cash equivalents, end of period	$271,484	$165,248

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$50,713	$6,298
Income tax payment	2,935	4,534
Cash paid for lease liabilities	2,370	2,601
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	39,221	—
Adoption of ASU 2016-13, net of tax	5,319	—
Dissolution of RSI entity	751	—
Change in unrealized loss on available-for-sale securities	—	(2,591)
Lease right-of-use-asset obtained in exchange for lease liabilities	1,704	43
Transfer of securities from available-for-sale to held-to-maturity	—	58,727
Transfers from loans to other real estate owned	—	378

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
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the full year ending December 31, 2023. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of September 30, 2023 and December 31, 2022, 79.5% and 77.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are considered in scope of Topic 606.
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
Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2023. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company has developed a LIBOR transition plan, which addresses governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and is working on transitioning existing LIBOR loans to SOFR. As of September 30, 2023, all commercial loans indexed to LIBOR have been converted to the new index. The Company continues to convert remaining loans to the new index and expects to finalize the transition in 2023. Consumer indexed loans are being managed in accordance with Interagency Guidance.
Bank Term Funding Program: On March 12, 2023, in response to two large bank failures, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors. The additional funding has been made available through the creation of a new Bank Term Funding Program (“BTFP”), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets valued at par as collateral. The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. See Note 7 - Borrowings for details on the Company’s borrowings.
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

On August 23, 2023 the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement. This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The Company does not presently have any joint ventures that would be impacted but will evaluate as needed.

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

NOTE 2 - INVESTMENT SECURITIES
The following presents the amortized cost and fair value of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

September 30, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses(1)
Investment securities held-to-maturity:
U.S. Treasury debt	$250	$—	$(11)	$239	$—
Corporate bonds	23,729	—	(3,334)	20,395	(71)
GNMA mortgage-backed securities – residential	35,503	—	(4,152)	31,351	—
FNMA mortgage-backed securities – residential	6,178	—	(730)	5,448	—
Government CMO and MBS - commercial	6,033	10	(558)	5,485	—
Corporate CMO and MBS	3,917	—	(348)	3,569	—
Total securities held-to-maturity	$75,610	$10	$(9,133)	$66,487	$(71)
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

December 31, 2022	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities – residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities – residential	6,708	—	(506)	6,202
Government CMO and MBS - commercial	6,786	13	(403)	6,396
Corporate CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

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
As of September 30, 2023, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

September 30, 2023	Amortized Cost	Fair Value
Due within one year	$250	$239
Due between one year and five years	1,993	1,874
Due between five years and ten years	21,495	18,303
Due after ten years	241	218
Securities (CMO and MBS)	51,631	45,853
Total	$75,610	$66,487
During the year ended December 31, 2022, the Company committed $6.0 million in total to two bank technology funds. During the nine months ended September 30, 2023, the Company made a total of $0.6 million in contributions to the partnerships, and received a $0.1 million return on investment. During the year ended December 31, 2022, the Company made $1.3 million in contributions to both partnerships and received a $0.1 million return on investment. As of September 30, 2023, the Company held a balance of $1.9 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.1 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million in contributions to the SBIC fund during the nine months ended September 30, 2023. During the year ended December 31, 2022, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. As of September 30, 2023 and December 31, 2022, the Company held a balance of $2.2 million and $2.0 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.8 million in future SBIC investments.
As of September 30, 2023, securities with market values totaling $45.2 million were pledged to secure various public deposits and credit facilities of the Company, including $39.5 million pledged under the BTFP program (refer to Note 1 - Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2022, securities with carrying values of $22.6 million were pledged to secure various public deposits and credit facilities of the Company.

As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The following presents securities with unrecognized losses aggregated by major security type and length of time in a continuous unrecognized loss position as of the date noted (dollars in thousands, before tax):

	Less than 12 Months		12 Months or Longer		Total
September 30, 2023	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$239	$(11)	$239	$(11)
Corporate bonds	—	—	20,395	(3,334)	20,395	(3,334)
GNMA mortgage-backed securities – residential	—	—	31,351	(4,152)	31,351	(4,152)
FNMA mortgage-backed securities – residential	—	—	5,449	(730)	5,449	(730)
Government CMO and MBS - commercial	48	*	4,884	(558)	4,932	(558)
Corporate CMO and MBS	—	—	3,547	(348)	3,547	(348)
Total	$48	*	$65,865	$(9,133)	$65,913	$(9,133)
(*) Immaterial

	Less than 12 Months		12 Months or Longer		Total
December 31, 2022	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$—	$—	$234	$(9)	$234	$(9)
Corporate bonds	20,911	(2,436)	455	(17)	21,366	(2,453)
GNMA mortgage-backed securities – residential	22,371	(1,051)	14,255	(1,749)	36,626	(2,800)
FNMA mortgage-backed securities - residential	6,202	(506)	—	—	6,202	(506)
Government CMO and MBS - commercial	5,591	(403)	—	—	5,591	(403)
Corporate CMO and MBS	3,499	(147)	395	(33)	3,894	(180)
Total	$58,574	$(4,543)	$15,339	$(1,808)	$73,913	$(6,351)
The Company did not sell any securities during the three and nine months ended September 30, 2023 or during the year ended December 31, 2022.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million at September 30, 2023 and is excluded from the estimate of credit losses. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Nine Months Ended September 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(1)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Refer to Note 1—Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of September 30, 2023, there were no held-to-maturity securities past due or on non-accrual.

NOTE 3 - LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted (dollars in thousands):

	September 30, 2023	December 31, 2022
Cash, Securities, and Other	$148,618	$165,559
Consumer and Other	23,464	26,070
Construction and Development	347,053	285,627
1-4 Family Residential	915,011	899,722
Non-Owner Occupied CRE	523,910	493,134
Owner Occupied CRE	206,958	214,189
Commercial and Industrial	349,981	361,791
Total	2,514,995	2,446,092
Allowance for credit losses	(23,175)	(17,183)
Total, net	$2,491,820	$2,428,909
Loans accounted for under the fair value option(1)	15,464	23,321
Loans, net	$2,507,284	$2,452,230
______________________________________
(1)Includes $16.1 million and $23.4 million of unpaid principal balance of loans held for investment measured at fair value as of September 30, 2023 and December 31, 2022, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 13 – Fair Value.
As of September 30, 2023 and December 31, 2022, total loans held for investment included $212.2 million and $230.4 million, respectively, of performing loans purchased through mergers or acquisitions.
As of September 30, 2023, the Cash, Securities, and Other portion of the loan portfolio included $4.8 million of SBA Paycheck Protection Program (“PPP”) loans, or 3.2% of the total category. As of December 31, 2022, the Cash, Securities, and Other portion of the loan portfolio included $6.9 million of PPP loans, or 4.2% of the total category.
As of September 30, 2023, the Company’s Commercial and Industrial loans included four Main Street Lending Program (“MSLP”) loans with the net carrying amount of $5.1 million, or 1.5% of the total category. As of December 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $5.9 million, or 1.6% of the total category.
Loan Modifications
On January 1, 2023 the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. ASU 2022-02 eliminates the recognition measurement guidance for troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. If a modification results in a new loan under the guidance, the Company will recognize any unearned deferred net revenue and measure the ACL on the loan on a collective basis rather than individually analyzed.

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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of September 30, 2023, the Company’s loan portfolio included 43 non-acquired loans which were previously modified under the loan modification program, totaling $72.9 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of September 30, 2023, there were 14 of these loans, totaling $3.0 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2023. These loans are included in the allowance for credit loss general reserve in accordance with ASU 2016-13. Management maintains a heightened level of loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Accrued interest receivable is excluded from the estimate of credit losses.
For the nine months ended September 30, 2023, the Company made protective advances of $0.5 million to borrowers experiencing financial difficulty.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$3,732	$—	$1,704	$5,436	$143,182	$148,618	$—	$148,618
Consumer and Other	8	5	7,503	7,516	15,948	23,464	15,464	38,928
Construction and Development	2,752	—	—	2,752	344,301	347,053	—	347,053
1-4 Family Residential	3,651	2,438	625	6,714	908,297	915,011	—	915,011
Non-Owner Occupied CRE	—	—	—	—	523,910	523,910	—	523,910
Owner Occupied CRE	—	—	3,980	3,980	202,978	206,958	—	206,958
Commercial and Industrial	4,556	—	37,885	42,441	307,540	349,981	—	349,981
Total	$14,699	$2,443	$51,697	$68,839	$2,446,156	$2,514,995	$15,464	$2,530,459

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$1,735	$539	$4	$2,278	$163,281	$165,559	$—	$165,559
Consumer and Other	657	5	5	667	25,403	26,070	23,321	49,391
Construction and Development	—	—	201	201	285,426	285,627	—	285,627
1-4 Family Residential	1,752	—	5	1,757	897,965	899,722	—	899,722
Non-Owner Occupied CRE	1,071	—	—	1,071	492,063	493,134	—	493,134
Owner Occupied CRE	1,165	—	—	1,165	213,024	214,189	—	214,189
Commercial and Industrial	4,858	10,648	1,319	16,825	344,966	361,791	—	361,791
Total	$11,238	$11,192	$1,534	$23,964	$2,422,128	$2,446,092	$23,321	$2,469,413
(1)Refer to Note 13 - Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of September 30, 2023, the Company had no loans that were more than 90 days delinquent and accruing interest. As of December 31, 2022, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.
The following table presents the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three months and nine months ended September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$—	$185	$—	0.1%
Total	$—	$—	$—	$185	$—

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the period ended September 30, 2023:

	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	Reduced the amortized cost basis of the loan by $185 thousand	—	Added a weighted-average 2.8 years to the life of the loan, which reduced monthly payment amounts for the borrower
For all loans that have been modified during the period, the borrowers continue to pay as agreed.

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

	As of September 30, 2023
	Non-accrual loans with no ACL	Total non-accrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	7,503	7,503	—
Construction and Development	—	—	—
1-4 Family Residential	3,063	3,063	—
Owner Occupied CRE	3,980	3,980	—
Commercial and Industrial(1)	30,795	39,370	—
Total	$47,045	$55,620	$—
(1)The Company recorded an allowance of $4.0 million on two individually analyzed loans totaling $8.6 million as of September 30, 2023.
The following presents the recorded investment in non-accrual loans by class as of the date noted (dollars in thousands):

	As of December 31, 2022
	Non-accrual loans with no ALLL	Total non-accrual loans	Loans past due over 89 days still accruing
Cash, Securities, and Other	$4	$4	$—
Consumer and Other	5	5	—
Construction and Development	201	201	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,165	1,165	—
Commercial and Industrial	10,762	10,762	25
Total(1)	$12,137	$12,137	$25
(1)The Company did not record a specific reserve on any individually analyzed loans as of December 31, 2022.
The Company recognized an immaterial amount and $0.2 million of interest income on non-accrual loans during the three and nine months ended September 30, 2023, respectively. The Company recognized no interest income and an immaterial amount of interest income on non-accrual loans during the three and nine months ended September 30, 2022, respectively.
Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted (dollars in thousands):

	As of September 30, 2023
	Collateral Dependent Loans
	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	—	—
Construction and Development	—	—	—	—
1-4 Family Residential	3,063	—	—	3,063
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	39,370	39,370
Total	$7,043	$1,704	$39,370	$48,117
Allowance for Credit Losses on Loans
Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2023 and December 31, 2022 was $10.8 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 - Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of September 30, 2023 is based on a slightly improved macro-economic forecast assuming a soft landing as compared to assumptions previously used as of January 1, 2023 projecting the likelihood of a deeper recession. As a result, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $1.5 million release of provision on pooled loans for the nine months ended September 30, 2023. The allowance on individually analyzed loans was $4.0 million as of September 30, 2023.
Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment during the periods presented (dollars in thousands):

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended September 30, 2023
Beginning balance	$1,311	$137	$7,496	$3,579	$2,495	$1,182	$5,844	$22,044
Provision for credit losses	(185)	(15)	405	38	(240)	(172)	1,490	1,321
Charge-offs	—	(12)	—	—	—	—	(186)	(198)
Recoveries	—	4	—	3	—	—	1	8
Ending balance	$1,126	$114	$7,901	$3,620	$2,255	$1,010	$7,149	$23,175

Changes in allowance for credit losses for the nine months ended September 30, 2023
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
Provision for credit losses	(265)	(160)	1,195	116	(546)	(396)	2,781	2,725
Charge-offs	—	(42)	—	—	—	—	(186)	(228)
Recoveries	—	19	—	3	—	—	3	25
Ending balance	$1,126	$114	$7,901	$3,620	$2,255	$1,010	$7,149	$23,175

Allowance for credit losses as of September 30, 2023 allocated to loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$4,000	$4,000
Collectively	1,126	114	7,901	3,620	2,255	1,010	3,149	19,175
Ending balance	$1,126	$114	$7,901	$3,620	$2,255	$1,010	$7,149	$23,175

Loans as of September 30, 2023:
Individually evaluated	$1,704	$7,500	$—	$3,063	$—	$3,980	$39,370	$55,617
Collectively evaluated	146,914	15,964	347,053	911,948	523,910	202,978	310,611	2,459,378
Loans held for investment measured at fair value	—	15,464	—	—	—	—	—	15,464
Ending balance	$148,618	$38,928	$347,053	$915,011	$523,910	$206,958	$349,981	$2,530,459

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for loan losses for the three months ended September 30, 2022
Beginning balance	$1,194	$220	$1,074	$4,845	$3,235	$1,477	$2,312	$14,357
Provision for loan losses	(97)	9	496	824	402	31	91	1,756
Charge-offs	—	(50)	—	—	—	—	—	(50)
Recoveries	—	18	—	—	—	—	—	18
Ending balance	$1,097	$197	$1,570	$5,669	$3,637	$1,508	$2,403	$16,081

Changes in allowance for loan losses for the nine months ended September 30, 2022
Beginning balance	$1,598	$266	$1,092	$3,553	$2,952	$1,292	$2,979	$13,732
Provision for loan losses	(501)	67	478	2,116	685	216	(576)	2,485
Charge-offs	—	(242)	—	—	—	—	—	(242)
Recoveries	—	106	—	—	—	—	—	106
Ending balance	$1,097	$197	$1,570	$5,669	$3,637	$1,508	$2,403	$16,081

Allowance for loan losses as of December 31, 2022 allocated to loans evaluated:
Individually	$—	$—	$—	$—	$—	$—	$—	$—
Collectively	1,198	191	2,025	6,309	3,490	1,510	2,460	17,183
Ending balance	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183

Loans as of December 31, 2022:
Individually evaluated	$4	$5	$201	$—	$—	$1,165	$10,762	$12,137
Collectively evaluated	165,555	26,065	285,426	899,722	493,134	213,024	351,029	2,433,955
Loans held for investment measured at fair value	$—	$23,321	$—	$—	$—	$—	$—	$23,321
Ending balance	$165,559	$49,391	$285,627	$899,722	$493,134	$214,189	$361,791	$2,469,413
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
The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of September 30, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table.

	Term Loans Amortized Cost by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Cash, Securities, and Other
Pass	$7,626	$11,995	$21,546	$5,982	$6,556	$13,243	$79,966	$—	$146,914
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	—	1,704
Not rated	—	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$7,626	$11,995	$21,546	$5,982	$6,556	$13,243	$81,670	$—	$148,618
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$650	$1,612	$662	$716	$922	$26	$11,376	$—	$15,964
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	7,500	—	7,500
Not rated(1)	—	11,548	2,965	835	116	—	—	—	15,464
Total Consumer and Other	$650	$13,160	$3,627	$1,551	$1,038	$26	$18,876	$—	$38,928
Current year-to-date gross write-offs	$—	$—	$—	$6	$34	$2	$—	$—	$42
Construction and Development
Pass	$24,410	$253,895	$45,112	$20,590	$—	$—	$3,046	$—	$347,053
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Construction and Development	$24,410	$253,895	$45,112	$20,590	$—	$—	$3,046	$—	$347,053
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$76,406	$379,601	$148,757	$109,485	$38,171	$33,324	$126,204	$—	$911,948
Special mention	—	—	—	—	—	—	—	—	—
Substandard	625	2,438	—	—	—	—	—	—	3,063
Not rated	—	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$77,031	$382,039	$148,757	$109,485	$38,171	$33,324	$126,204	$—	$915,011

	Term Loans Amortized Cost by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$37,094	$179,154	$130,893	$76,321	$24,567	$54,024	$16,825	$—	$518,878
Special mention	—	—	—	5,032	—	—	—	—	5,032
Substandard	—	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$37,094	$179,154	$130,893	$81,353	$24,567	$54,024	$16,825	$—	$523,910
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$3,259	$44,366	$54,788	$38,315	$5,631	$51,826	$4,793	$—	$202,978
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	3,980	—	—	—	—	—	3,980
Not rated	—	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$3,259	$44,366	$58,768	$38,315	$5,631	$51,826	$4,793	$—	$206,958
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$39,928	$70,374	$15,972	$14,190	$6,703	$14,542	$144,812	$—	$306,521
Special mention	—	—	—	1,656	—	—	648	—	2,304
Substandard	185	7,590	29,358	1,300	—	1,040	1,683	—	41,156
Not rated	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$40,113	$77,964	$45,330	$17,146	$6,703	$15,582	$147,143	$—	$349,981
Current year-to-date gross write-offs	$—	$186	$—	$—	$—	$—	$—	$—	$186
Total	$190,183	$962,573	$454,033	$274,422	$82,666	$168,025	$398,557	$—	$2,530,459
(1)Includes loans held for investment measured at fair value as of September 30, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
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

NOTE 4 - GOODWILL
The following presents changes in the carrying amount of goodwill as of the dates noted (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of year	$30,400	$30,588
Acquisition activity	—	(188)
Balance, end of period	$30,400	$30,400
The Company initially recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. In the first quarter of 2022, goodwill was adjusted by ($0.2) million as a result of the measurement period adjustments.
Goodwill is tested annually for impairment on October 31 and reviewed quarterly for any potential triggering events.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of September 30, 2023, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of September 30, 2023 and December 31, 2022.
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

		September 30, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,410	$8,602

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$10,547	$11,163
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

	September 30, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	4.58 years	4.85 years

Weighted-Average Discount Rate
Operating leases	2.70%	2.63%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease Costs
Operating lease cost	$720	$768	$2,239	$2,387
Variable lease cost	453	523	1,426	1,609
Lease costs, net	$1,173	$1,291	$3,665	$3,996
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2023⁽¹⁾	$868
2024	3,425
2025	2,493
2026	1,170
2027	1,104
Thereafter	2,046
Total future minimum lease payments	11,106
Less: imputed interest	(559)
Present value of net future minimum lease payments	$10,547
______________________________________
(1)Amount represents the remaining three months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million of lease income. The Company recognized $0.3 million of lease income during the nine months ended September 30, 2023 and 2022.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2023⁽¹⁾	$80
2024	282
2025	67
2026	19
2027	4
Thereafter	—
Total undiscounted operating lease income	$452
______________________________________
(1)Amount represents the remaining three months of the year.

NOTE 6 - DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted (dollars in thousands):

	September 30, 2023	December 31, 2022
Money market deposit accounts	$1,388,726	$1,336,092
Time deposits	373,459	224,090
Negotiable order of withdrawal accounts	164,000	234,778
Savings accounts	17,503	27,177
Total interest-bearing deposits	$1,943,688	$1,822,137
Estimated aggregate time deposits of $250 or greater	$95,241	$77,972
Overdraft balances classified as loans totaled $0.6 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.
The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2023(1)	$85,012
2024	241,825
2025	8,555
2026	903
2027	2,432
Thereafter	34,732
Total	$373,459
______________________________________
(1)Amount represents the remaining three months of year.
NOTE 7 - BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2023 and December 31, 2022 amounted to $1.28 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $624.8 million as of September 30, 2023. Each advance is payable at its maturity date.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of September 30, 2023, the Company has pledged a par value of $45.6 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.

The following presents the Company’s required maturities on FHLB and FRB borrowings due at a single maturity date as of the dates noted (dollars in thousands):

Maturity Date	Rate %	September 30, 2023	December 31, 2022
October 1, 2023(1)	5.49	$175,068	$131,498
May 5, 2023	0.76	—	10,000
November 30, 2023	5.50	50,000	—
March 27, 2024	4.78	30,997	—
Total		$256,065	$141,498
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of September 30, 2023 and December 31, 2022, the Company utilized $3.9 million and $5.4 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.
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
The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance (1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,964
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,904
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,837
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,574
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended September 30, 2023 and 2022, the Company recorded $0.7 million and $0.3 million, respectively, of interest expense related to the collective subordinated notes. For the nine months ended September 30, 2023 and 2022, the Company recorded $2.0 million and $1.0 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 17 – Regulatory Capital Matters for additional information. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Condensed Consolidated Balance Sheets. Commitments may expire without being utilized. The Company’s exposure to credit loss is represented by the contractual amount of these commitments, although material losses are not anticipated. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted (dollars in thousands):

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$117,594	$596,467	$211,285	$601,202
Standby letters of credit	11,597	14,425	8,571	16,737
Commitments to make loans to sell	22,408	—	13,553	—
Commitments to make loans	11,913	11,552	20,895	81,663
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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$4,029	$419
Impact of adopting ASU 2016-13	—	3,481
(Release) provision for credit losses	(991)	(862)
Ending balance	$3,038	$3,038
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
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three and nine months ended September 30, 2023, the Company did not issue any equity or debt securities under this registration statement.
Restricted Stock Awards
In 2017, the Company issued 105,264 shares of common stock ("Restricted Stock Awards") with a value of $3.0 million to the sole member of EMC Holdings, LLC ("EMC"), subject to forfeiture based on his continued employment with the Company. Half of the Restricted Stock Awards ($1.5 million or 52,632 shares) vested ratably over five years. These awards fully vested during the year ended December 31, 2022. The remaining $1.5 million, or 52,632 shares, were eligible to be earned based on performance of the mortgage division of the Company. The performance based awards fully vested during the year ended December 31, 2020.
As of September 30, 2023, all restricted stock awards were fully vested and no unrecognized compensation expense remained. During the three and nine months ended September 30, 2022, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2022, 10,527 shares of the restricted stock awards vested. As of September 30, 2022, all restricted stock awards were fully vested and no unrecognized compensation expense remained.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of September 30, 2023, there were a total of 281,682 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2023 and 2022.
During the three and nine months ended September 30, 2023 and 2022, the Company recognized no stock based compensation expense associated with stock options. As of September 30, 2023, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	184,165	$22.76
Exercised	(12,260)	20.00
Forfeited or expired	(22,180)	20.11
Outstanding as of September 30, 2023	149,725	23.38	1.6	(1)
Options fully vested / exercisable as of September 30, 2023	149,725	23.38	1.6	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of September 30, 2023, there were 149,725 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2023 and 2026.
Restricted Stock Units
Pursuant to the 2016 Plan, the Company may grant associates and non-associate directors long-term cash and stock-based compensation. Historically, the Company has granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting. These restricted stock units include time vesting units, financial performance units, and market performance units, which are summarized here and expanded further below.
The following presents the activity for the Time Vesting Units, the Financial Performance Units, and the Market Performance Units during the nine months ended September 30, 2023:

	Time Vesting Units	Financial Performance Units	Market Performance Units
Outstanding as of December 31, 2022	285,995	235,512	—
Granted	77,871	102,167	—
Vested	(72,862)	—	—
Forfeited	(29,707)	(24,937)	—
Outstanding as of September 30, 2023	261,297	312,742	—

During the three months ended September 30, 2023, the Company issued 8,610 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 3,580 shares, with a combined market value at the dates of settlement of $0.1 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the nine months ended September 30, 2023, the Company issued 52,481 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 20,381 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended September 30, 2022, the Company issued 2,740 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 1,111 shares were surrendered with an immaterial combined market value at the dates of settlement to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the nine months ended September 30, 2022, the Company issued 64,426 shares net of common stock upon the settlement of Restricted Stock Units. The remaining 26,745 shares, with a combined market value at the dates of settlement of $0.8 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 77,871 Time Vesting Units with a five-year service period during the nine months ended September 30, 2023 that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense of $1.2 million and $1.3 million, respectively, for the Time Vesting Units. As of September 30, 2023, there was $5.2 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.5 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of September 30, 2023 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	62,625	$47	0.3 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150	70,536	237	1.3 years	December 31, 2022	December 31, 2023
On November 18, 2020	114	23,129	90	2.1 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	92	31,030	384	2.3 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	0	—	—	3.3 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33	9,090	184	3.3 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	0	—	—	4.3 years	December 31, 2025	December 31, 2027
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of September 30, 2023.
(3) Performance threshold was not met for the year ended December 31, 2022. As of September 30, 2023, the threshold is not expected to be met for the year ended December 31, 2023. The 100% threshold is expected to be met for the year ended December 31, 2024.

The following presents the Company’s Financial Performance Units activity during the periods presented (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Grant Period	2023	2022	2023	2022	2023	2022
May 1, 2019 through April 30, 2020 (3)	22,577	—	$(18)	$4	$65	$94
May 1, 2020 through December 31, 2020, excluding November 18, 2020 (3)	24,230	—	29	45	115	127
On November 18, 2020 (3)	2,921	—	91	(1)	131	27
May 3, 2021 through August 11, 2021	—	—	10	72	(81)	211
May 2, 2022 through November 2022, excluding August 4, 2022 (1)	322	64,629	—	31	—	89
August 4, 2022 (2)	—	27,272	14	28	19	28
On May 1, 2023 (1)	52,117	—	—	—	—	—
(1) Performance threshold was not met as of the three and nine months ended September 30, 2023, therefore, no compensation expense was recognized for the three and nine months ended September 30, 2023.
(2) Performance threshold was not met for the year ended December 31, 2022. As of September 30, 2023, the threshold is not expected to be met for the year ended December 31, 2023. The 100% threshold is expected to be met for the year ended December 31, 2024.
(3) Granted shares represent the final performance period payout percentage above the 100% threshold initially granted.
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

NOTE 10 - EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$3,118	$6,221	$8,444	$16,227

Denominator:
Basic weighted average shares	9,553,331	9,481,311	9,529,996	9,450,436
Earnings per common share - basic	$0.33	$0.66	$0.89	$1.72

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$3,118	$6,221	$8,444	$16,227

Denominator:
Basic weighted average shares	9,553,331	9,481,311	9,529,996	9,450,436
Diluted effect of common stock equivalents:
Stock options	—	30,599	5,341	45,934
Time Vesting Units	45,143	80,757	80,174	130,795
Financial Performance Units	144,796	80,411	105,452	85,362
Market Performance Units	—	—	—	4,551
Total diluted effect of common stock equivalents	189,939	191,767	190,967	266,642
Diluted weighted average shares	9,743,270	9,673,078	9,720,963	9,717,078
Earnings per common share - diluted	$0.32	$0.64	$0.87	$1.67
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	149,725	—	100,730	—
Time Vesting Units	136,437	115,636	87,440	79,193
Financial Performance Units	9,090	94,210	4,545	31,403
Total potentially dilutive securities	295,252	209,846	192,715	110,596
NOTE 11 - INCOME TAXES
During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $1.1 million and $3.0 million, respectively, reflecting an effective tax rate of 26.1% and 26.0%, respectively. During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $2.0 million and $5.3 million, respectively, reflecting an effective tax rate of 24.5% and 24.6%, respectively.

NOTE 12 - RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of September 30, 2023 and December 31, 2022, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of year	$16,859	$12,833
Funded loans	7,118	15,079
Payments collected	(4,211)	(11,053)
Changes in related parties	283	—
Balance, end of period	$20,049	$16,859
Deposits from related parties held by the Bank as of September 30, 2023 and December 31, 2022 totaled $15.0 million and $36.9 million, respectively.
The Company leases office space from an entity controlled by one of the Company’s board members. During each of the nine months ended September 30, 2023 and 2022, the Company incurred $0.2 million of expenses related to these leases.
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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$12,105	$—	$12,105
Loans held at fair value	$—	$—	$15,464	$15,464
Forward commitments and FSC	$—	$261	$—	$261
Equity securities	$607	$122	$—	$729
Guarantee asset	$—	$—	$158	$158
IRLC, net	$—	$—	$319	$319
Equity warrants	$—	$—	$825	$825
Swap derivative asset	$—	$1,490	$—	$1,490
Financial Liabilities
Swap derivative liabilities	$—	$537	$—	$537

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$8,839	$—	$8,839
Loans held for sale	$1,965	$—	$—	$1,965
Loans held at fair value	$—	$—	$23,321	$23,321
Forward commitments and FSC	$—	$46	$—	$46
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$143	$143
IRLC, net	$—	$—	$229	$229
Equity warrants	$—	$—	$825	$825
There were no transfers between levels during the nine months ended September 30, 2023 or year ended December 31, 2022. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost. See Note 2 – Investment Securities for more information.
As of September 30, 2023, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in the Other line item in the Condensed Consolidated Statements of Income.
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

As of December 31, 2022, the Company reclassified $2.0 million of loans held for investment to loans held for sale. The transfer occurred at the point in time the company decided to sell the loan and received a commitment from third party investors to purchase the loan. During the nine months ended September 30, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale and received a commitment from third party investors to purchase the loans. As of September 30, 2023, a total of $40.8 million reclassified loans held for sale had been sold.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of September 30, 2023 or December 31, 2022. As of September 30, 2023, there were 113 loans, totaling $0.3 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2022, there were 145 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. During the three and nine months ended September 30, 2023, the Company recorded net charge-offs of $0.4 million and $1.5 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the condensed consolidated statements of income. During the three and nine months ended September 30, 2022, the Company recorded an immaterial amount of charge-offs on loans accounted for under the fair value option.
The following provides more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	September 30, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$12,105	$12,051	$54	$—	$—	$—	$—	$—	$—
Loans held for investment	15,464	16,105	(641)	286	299	(13)	286	299	(13)
	$27,569	$28,156	$(587)	$286	$299	$(13)	$286	$299	$(13)

	December 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$8,839	$8,750	$89	$—	$—	$—	$—	$—	$—
Loans held for sale	1,965	1,984	(19)	—	—	—	—	—	—
Loans held for investment	23,321	23,415	(94)	139	140	(1)	139	140	(1)
	$34,125	$34,149	$(24)	$139	$140	$(1)	$139	$140	$(1)
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage loans held for sale	$(163)	$(556)	$(35)	$(975)
Loans held for sale	—	—	(20)	—
Loans held for investment	110	(105)	(547)	223
	$(53)	$(661)	$(602)	$(752)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held for sale	2023	2022	2023	2022
Balance at beginning of period	$19,746	$26,202	$8,839	$30,620
Loans originated	66,586	82,372	217,774	377,631
Fair value changes	(163)	(556)	(35)	(975)
Sales	(74,064)	(95,053)	(214,467)	(394,261)
Settlements	—	(222)	(6)	(272)
Balance at end of period	$12,105	$12,743	$12,105	$12,743

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for sale	2023	2022	2023	2022
Balance at beginning of period	$—	$—	$1,965	$—
Loans transferred from held for investment	—	—	39,221	—
Fair value changes	—	—	(20)	—
Sales	—	—	(40,761)	—
Settlements	—	—	(405)	—
Balance at end of period	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment	2023	2022	2023	2022
Balance at beginning of period	$17,523	$21,477	$23,321	$—
Loans acquired	—	7,860	1,162	32,109
Fair value changes	110	(105)	(547)	223
Net charge-offs	(363)	—	(1,371)	—
Settlements	(1,806)	(6,361)	(7,101)	(9,461)
Balance at end of period	$15,464	$22,871	$15,464	$22,871
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
The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans:
Commercial and Industrial	$—	$—	$4,575	$4,575
The credit enhancement - guarantee asset value approach was utilized for estimating the fair value of non-recurring assets. There were no assets measured on a nonrecurring basis for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on a collateral dependent loan. The Company sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of September 30, 2023 and December 31, 2022, the Company did not own any OREO properties.
As of September 30, 2023, total collateral dependent loans measured using fair value had carrying values of $8.6 million and were classified as Level 3. Collateral dependent loans accounted for $4.0 million of the allowance on individually analyzed loans as of September 30, 2023 and no specific reserves as of December 31, 2022. The Company recorded $0.2 million of charge-offs from the allowance on individually analyzed loans during the nine months ended September 30, 2023 and no charge-offs during the year ended December 31, 2022. During the three and nine months ended September 30, 2023, the Company recorded an immaterial amount of charge-offs in addition to the charge-offs from the allowance on individually analyzed loans. During the year ended December 31, 2022, the Company recorded $0.3 million of charge-offs on loans held at amortized cost.
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended September 30, 2023	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$17,523	$—	$166	$453	$825
Acquisitions	—	—	—	—	312	—
Originations	—	—	—	6	(606)	—
Gains/(losses) in net income, net	—	110	—	(8)	160	—
Settlements	—	(2,169)	—	(6)	—	—
Ending balance	$—	$15,464	$—	$158	$319	$825

Three Months Ended September 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$21,477	$—	$174	$990	$725
Acquisitions	—	7,867	(11)	—	170	102
Originations	—	—	—	—	(720)	—
Gains/(losses) in net income, net	—	(134)	—	(15)	(302)	—
Settlements	—	(6,339)	—	—	—	—
Ending balance	$—	$22,871	$(11)	$159	$138	$827

Nine Months Ended September 30, 2023	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$23,321	$—	$143	$229	$825
Acquisitions	—	1,162	—	—	1,652	—
Originations	—	—	—	20	(2,784)	—
Gains/(losses) in net income, net	—	(547)	—	11	1,222	—
Settlements	—	(8,472)	—	(16)	—	—
Ending balance	$—	$15,464	$—	$158	$319	$825

Nine Months Ended September 30, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	32,599	(2)	—	1,253	344
Originations	—	—	—	—	(2,783)	—
Gains/(losses) in net income, net	—	(289)	—	(78)	195	323
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Settlements	—	(9,439)	—	—	—	—
Ending balance	$—	$22,871	$(11)	$159	$138	$827

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted (dollars in thousands):

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2023
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$15,464	Discounted cash flow	Discount rate	8% to 9% (8%)

Guarantee asset	158	Discounted cash flow	Discount rate Prepayment rate	6% (6%) 5% (5%)

IRLC, net	319	Best execution model	Pull through	53% to 100% (91%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 88.9% (43.6%) 4.92% (4.92%) 0 to 3 years

Nonrecurring fair value
Collateral dependent loans:
Commercial and Industrial	4,575	Credit enhancement - guarantee asset value	Market rate adjustments	38% (21%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022
	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$23,321	Discounted cash flow	Discount rate	4% to 18% (8)%

Guarantee asset	143	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 4% (4%)

IRLC, net	229	Best execution model	Pull through	73% to 100% (91%)

Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 88.9% (34.8%) 4.04% to 4.14% (4.05%) 0 to 4 years

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
September 30, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$271,484	$271,484	$—	$—
Held-to-maturity securities, net of ACL	75,539	239	58,120	8,128
Loans, net(1)	2,491,820	—	—	2,383,883
Accrued interest receivable	11,633	11,633	—	—
Liabilities:
Term deposits(2)	373,459	322,144	—	50,460
Non-term deposits	2,046,537	2,046,537	—	—
Borrowings:
FHLB borrowings – fixed rate	175,067	—	175,269	—
FHLB borrowings – floating rate	50,000	—	49,978	—
Federal Reserve borrowings – fixed rate	34,863	3,865	30,862	—
Subordinated notes – fixed-to-floating rate	52,279	—	—	47,370
Accrued interest payable	3,203	3,203	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2022		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$196,512	$196,512	$—	$—
Held-to-maturity securities	81,056	234	67,433	7,051
Loans, net(1)	2,428,909	—	—	2,356,085
Accrued interest receivable	10,445	10,445	—	—
Liabilities:
Term deposits(2)	224,090	181,036	—	43,586
Non-term deposits	2,181,139	2,181,139	—	—
Borrowings:
FHLB borrowings – fixed rate	141,498	—	141,867	—
Federal Reserve borrowings – fixed rate	5,388	5,388	—	—
Subordinated notes – fixed-to-floating rate	52,132	—	—	60,384
Accrued interest payable	1,125	1,125	—	—
(1) Excludes loans accounted for under the fair value option of $15.5 million and $23.3 million as of September 30, 2023 and December 31, 2022, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $322.1 million and $181.0 million as of September 30, 2023 and December 31, 2022, respectively, are classified under Level 1 fair value measurement.
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings and brokered CDs. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of September 30, 2023 was $50.0 million. As of September 30, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the nine months ended September 30, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of September 30, 2023 was $24.5 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of September 30, 2023 (dollars in thousands):

	As of September 30, 2023

	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$983

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	24,525	507

Total included in other assets		$1,490

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	24,525	537

Total included in other liabilities		$537
The effect of cash flow hedge accounting on accumulated other comprehensive income for the three and nine months ended September 30, 2023 is as follows (dollars in thousands):

Three Months Ended September 30, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$226	$—	$—

Nine Months Ended September 30, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$745	$—	$—
For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.3 million of interest income related to the swap to Other borrowed funds interest expense on the condensed consolidated statements of income.

The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three and nine months ended September 30, 2023 was immaterial.
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended September 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$36,267	$214	$36,481
Total interest expense	19,715	—	19,715
Provision for credit losses	329	—	329
Net interest income, after provision for credit losses	16,223	214	16,437
Non-interest income	5,424	675	6,099
Total income before non-interest expense	21,647	889	22,536
Depreciation and amortization expense	581	8	589
All other non-interest expense	15,964	1,761	17,725
Income (loss) before income taxes	$5,102	$(880)	$4,222

Goodwill	$30,400	$—	$30,400
Total assets	2,989,028	13,725	3,002,753

As of or for the three months ended September 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$26,638	$157	$26,795
Total interest expense	3,733	—	3,733
Provision for credit losses	1,756	—	1,756
Net interest income, after provision for credit losses	21,149	157	21,306
Non-interest income	5,333	856	6,189
Total income before non-interest expense	26,482	1,013	27,495
Depreciation and amortization expense	596	10	606
All other non-interest expense	16,761	1,893	18,654
Income (loss) before income taxes	$9,125	$(890)	$8,235

Goodwill	$30,400	$—	$30,400
Total assets	2,713,652	15,047	2,728,699

As of and for the nine months ended September 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$107,009	$556	$107,565
Total interest expense	52,791	—	52,791
Provision for credit losses	1,862	—	1,862
Net interest income, after provision for credit losses	52,356	556	52,912
Non-interest income	13,364	2,503	15,867
Total income before non-interest expense	65,720	3,059	68,779
Depreciation and amortization expense	1,747	25	1,772
All other non-interest expense	50,687	4,902	55,589
Income (loss) before income taxes	$13,286	$(1,868)	$11,418

Goodwill	$30,400	$—	$30,400
Total assets	2,989,028	13,725	3,002,753

As of and for the nine months ended September 30, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$67,969	$576	$68,545
Total interest expense	6,607	—	6,607
Provision for credit losses	2,485	—	2,485
Net interest income, after provision for credit losses	58,877	576	59,453
Non-interest income	17,043	4,232	21,275
Total income before non-interest expense	75,920	4,808	80,728
Depreciation and amortization expense	1,666	34	1,700
All other non-interest expense	51,192	6,309	57,501
Income (loss) before income taxes	$23,062	$(1,535)	$21,527

Goodwill	$30,400	$—	$30,400
Total assets	2,713,652	15,047	2,728,699
F
NOTE 16 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two additional LIHTC investments for $3.0 million per investment. As of September 30, 2023, total unfunded commitments related to LIHTC investments totaled $4.9 million. As of December 31, 2022, there were no unfunded commitments related to LIHTC investments. As of September 30, 2023 and December 31, 2022, the total balance of all LIHTC investments was $3.2 million and $2.4 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for these investments. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended September 30, 2023 and 2022, the Company recognized amortization expense of $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of $0.3 million.
Additionally, during the three months ended September 30, 2023 and 2022, the Company recognized $0.1 million of tax credits and other benefits from the LIHTC investment. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.3 million of tax credits and other benefits. During the three and nine months ended September 30, 2023 and 2022, the Company did not incur any impairment losses.

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the year ended December 31, 2022, First Western made capital injections of $6.0 million into the Bank. Management believes as of September 30, 2023, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of September 30, 2023, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of September 30, 2023 and December 31, 2022, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2023, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of September 30, 2023 and December 31, 2022.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$246,454	10.42%	$141,943	6.0%	$189,258	8.0%
Consolidated	220,952	9.32	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	246,454	10.42	106,457	4.5	153,772	6.5
Consolidated	220,952	9.32	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	267,546	11.31	189,258	8.0	236,572	10.0
Consolidated	295,045	12.45	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	246,454	8.88	110,967	4.0	138,709	5.0
Consolidated	220,952	7.96	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	10.29%	$136,928	6.0%	$182,571	8.0%
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	234,738	10.29	102,696	4.5	148,339	6.5
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	252,398	11.06	182,571	8.0	228,213	10.0
Consolidated	282,889	12.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	234,738	8.65	108,506	4.0	135,633	5.0
Consolidated	212,229	7.81	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2023 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2023. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until September 30, 2023, we have expanded our footprint into fourteen full service profit centers, three loan production offices, and one trust office located across five states. As of and for the nine months ended September 30, 2023, we had $3.00 billion in total assets, $68.8 million in total revenues, and provided fiduciary and advisory services on $6.40 billion of assets under management ("AUM").
Recent Industry Developments
During March and April of 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, we believe the Bank remains stable with strong fundamentals including uninsured deposits lower than our peer average, at $756.5 million, or 31.3% of total deposits as of September 30, 2023. The Company has a low amount of held-to-maturity securities, which represent 2.5% of Total assets, and carries unrecognized losses amounting to 3.7% of Total shareholders’ equity as of September 30, 2023. We feel we have maintained high credit quality standards which have kept our loan losses at immaterial levels and we have limited exposure to commercial real estate (“CRE”) non-owner occupied office space which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.

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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of September 30, 2023, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.
Results of Operations
Overview
The three months ended September 30, 2023 compared with the three months ended September 30, 2022. We reported net income available to common shareholders of $3.1 million for the three months ended September 30, 2023, compared to $6.2 million of net income available to common shareholders for the three months ended September 30, 2022, a $3.1 million, or 49.9% decrease. For the three months ended September 30, 2023, our income before income tax was $4.2 million, a $4.0 million, or 48.7% decrease from the three months ended September 30, 2022. The decrease was primarily driven by a $4.9 million decrease in net interest income, after provision for credit losses partially offset by a $0.9 million decrease in non-interest expense. The decrease in net interest income, after provision for credit losses, was primarily due to higher interest expense driven primarily by higher deposit costs, offset partially by higher interest income. The decrease in non-interest expense was primarily driven by lower salaries and employee benefits related to staffing reductions to better align with current revenue.
The nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. We reported net income available to common shareholders of $8.4 million for the nine months ended September 30, 2023, compared to $16.2 million of net income available to common shareholders for the nine months ended September 30, 2022, a $7.8 million, or 48.0% decrease. For the nine months ended September 30, 2023, our income before income tax was $11.4 million, a $10.1 million, or 47.0% decrease from the nine months ended September 30, 2022. The decrease was primarily driven by a $6.5 million decrease in net interest income, after provision for credit losses and a $5.4 million decrease in non-interest income, partially offset by a $1.8 million decrease in non-interest expense. The decrease in net interest income, after provision for credit losses, was primarily due to higher rates on deposits and borrowings resulting from increased market rates, offset partially by an increase in interest and fees on loans resulting from loan growth and higher loan yields. The decrease in non-interest income was due to a $1.6 million increase in losses on loans accounted for under the fair value option, a $1.5 million decrease in net gain on mortgage loans driven by a slowdown in new lock volume associated with the rising interest rate environment, and $1.2 million of impairment to the carrying value of contingent consideration asset recorded during the nine months ended September 30, 2023. The decrease in non-interest expense was primarily driven by lower salaries and employee benefits related to staffing reductions to better align with current revenue.
Net Interest Income
The three months ended September 30, 2023 compared with the three months ended September 30, 2022. For the three months ended September 30, 2023, net interest income, before the provision for credit losses, was $16.8 million, a decrease of $6.3 million, or 27.3%, compared to the three months ended September 30, 2022. The decrease in net interest income was driven by a $366.0 million increase in average interest-bearing deposits with a 302 basis point increase in the average rates on interest-bearing deposits, as part of a $391.9 million increase in average interest-bearing liabilities with a 295 basis point increase in the average rates, partially offset by a $261.1 million increase in average loans outstanding with a 94 basis point increase in average yield on loans. Net interest margin decreased 128 basis points to 2.46% in the third quarter of 2023 from 3.74% reported in the third quarter of 2022.

The nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net interest income, before the provision for credit losses, was $54.8 million, a decrease of $7.2 million, or 11.6%, compared to the nine months ended September 30, 2022. The decrease in net interest income was driven by a $289.5 million increase in average interest-bearing deposits with a 298 basis point increase in the average rates on interest-bearing deposits, as part of a $381.4 million increase in average interest-bearing liabilities with a 296 basis point increase in the average rates, partially offset by a $425.4 million increase in average loans outstanding and a 117 basis point increase in the average yield on loans. Net interest margin decreased 67 basis points to 2.71% for the nine months ended September 30, 2023 from 3.38% reported for the nine months ended September 30, 2022.
The increase in average loans outstanding for the three and nine months ended September 30, 2023 compared to the same period in 2022 was due to organic loan growth primarily in our construction and development and residential mortgage portfolios. The growth in our construction and development portfolio was driven by draws on existing commitments, partially offset by payoffs. Average loan yields were 5.43% and 5.40% for the three and nine months ended September 30, 2023, compared to 4.49% and 4.23% for the three and nine months ended September 30, 2022. The increase in loan yields during the three and nine month periods were primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.
Interest income on our investment securities portfolio decreased during the three months ended September 30, 2023 compared to the same period in 2022, as a result of lower average investment balances. Our average investment securities balance during the three months ended September 30, 2023 was $78.1 million, a decrease of $9.3 million compared to the same period in 2022. Interest income on our investment securities portfolio increased during the nine months ended September 30, 2023 compared to the same period in 2022, as a result of higher average investment balances. Our average investment securities balance during the nine months ended September 30, 2023 was $80.1 million, an increase of $9.3 million.
Interest expense on deposits increased during the three and nine months ended September 30, 2023 compared to the same period in 2022. Average interest-bearing deposit rates were 3.75% and 3.39% for the three and nine months ended September 30, 2023, compared to 0.73% and 0.41% for the three and nine months ended September 30, 2022. The growth in interest-bearing deposit rates was primarily attributable to the higher interest rate environment and highly competitive deposit market.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$102,510	$1,292	5.00%	$101,564	$528	2.06%
Federal funds sold	—	—	—	260	5	7.63
Investment securities(2)	78,057	607	3.09	87,340	653	2.97
Correspondent bank stock	7,162	141	7.81	4,924	108	8.70
Loans(3)	2,502,419	34,227	5.43	2,241,343	25,344	4.49
Mortgage loans held for sale(5)	12,680	214	6.70	11,535	157	5.40
Total interest-earning assets	2,702,828	36,481	5.35	2,446,966	26,795	4.34
Allowance for credit losses	(22,122)			(14,981)
Noninterest-earning assets	125,774			126,457
Total assets	$2,806,480			$2,558,442
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,846,318	17,467	3.75	$1,480,288	2,706	0.73
FHLB and Federal Reserve borrowings	125,250	1,447	4.58	119,025	665	2.22
Subordinated notes	52,242	801	6.08	32,564	362	4.41
Total interest-bearing liabilities	2,023,810	19,715	3.86	1,631,877	3,733	0.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	512,956			673,949
Other liabilities	24,228			20,103
Total noninterest-bearing liabilities	537,184			694,052
Total shareholders’ equity	245,486			232,513
Total liabilities and shareholders’ equity	$2,806,480			$2,558,442
Net interest rate spread(6)			1.49			3.44
Net interest income(7)		$16,766			$23,062
Net interest margin(8)			2.46			3.74

	As of and For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$121,866	$4,361	4.78%	$297,571	$1,306	0.59%
Federal funds sold	—	—	—	871	8	1.23
Investment securities(2)	80,090	1,863	3.11	70,800	1,408	2.66
Correspondent bank stock	8,524	459	7.20	2,726	143	7.01
Loans(3)	2,484,634	100,326	5.40	2,059,213	65,104	4.23
Mortgage loans held for sale(5)	12,033	556	6.18	17,854	576	4.31
Interest-earning assets(4)	2,707,147	107,565	5.31	2,449,035	68,545	3.74
Allowance for credit losses	(20,848)			(13,989)
Noninterest-earning assets	125,165			121,723
Total assets	$2,811,464			$2,556,769
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,833,514	46,423	3.39	$1,544,043	4,752	0.41
FHLB and Federal Reserve borrowings	130,426	4,182	4.29	57,963	732	1.69
Subordinated notes	52,189	2,186	5.60	32,677	1,123	4.59
Total interest-bearing liabilities	2,016,129	52,791	3.50	1,634,683	6,607	0.54
Noninterest-bearing liabilities:
Noninterest-bearing deposits	528,609			674,081
Other liabilities	24,754			20,939
Total noninterest-bearing liabilities	553,363			695,020
Total shareholders’ equity	241,972			227,066
Total liabilities and shareholders’ equity	$2,811,464			$2,556,769
Net interest rate spread(6)			1.81			3.20
Net interest income(7)		$54,774			$61,938
Net interest margin(8)			2.71			3.38
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
(6)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(7)Net interest income is the difference between income earned on interest-earning assets and expense paid on interest-bearing liabilities.
(8)Net interest margin is equal to net interest income divided by average interest-earning assets.

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to 2022			Compared to 2022
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due Change in:		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$12	$752	$764	$(6,288)	$9,343	$3,055
Federal funds sold	(5)	—	(5)	(8)	—	(8)
Investment securities	(72)	26	(46)	216	239	455
Correspondent bank stock	44	(11)	33	312	4	316
Loans	3,571	5,312	8,883	17,178	18,044	35,222
Mortgage loans held for sale	19	38	57	(269)	249	(20)
Total increase in interest income	3,569	6,117	9,686	11,141	27,879	39,020
Interest-bearing liabilities:
Interest-bearing deposits	3,463	11,298	14,761	7,329	34,342	41,671
FHLB and Federal Reserve borrowings	72	710	782	2,323	1,127	3,450
Subordinated notes	302	137	439	817	246	1,063
Total increase in interest expense	3,837	12,145	15,982	10,469	35,715	46,184
Increase/(decrease) in net interest income	$(268)	$(6,028)	$(6,296)	$672	$(7,836)	$(7,164)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and nine months ended September 30, 2023, we recorded a $0.3 million and $1.9 million provision for credit losses. The provision recorded for the three months ended September 30, 2023 includes a $2.0 million allowance recorded on a non-performing asset, partially offset by reduced model loss rates used in on our quantitative model, largely driven by the economic outlook scenario assuming a soft landing as compared to a more severe and deep recession previously forecasted, and a favorable change in loan mix. The provision recorded for the nine months ended September 30, 2023 includes a $4.0 million allowance recorded on a non-performing asset and general provisioning consistent with our net growth of the originated loan portfolio, partially offset by changes in our portfolio mix and reduced model loss rates used in our modeling.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Company’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended September 30, 2023 compared with the three months ended September 30, 2022. For the three months ended September 30, 2023 compared with the three months ended September 30, 2022, non-interest income decreased $0.1 million, or 1.5%, to $6.1 million. The decrease in non-interest income during the three months ended September 30, 2023 was primarily due to a decrease in bank fees of $0.2 million and increase in losses on loans accounted for under the fair value option of $0.1 million, partially offset by an increase in Trust and investment management fees of $0.2 million.

The nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. For the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, non-interest income decreased $5.4 million, or 25.4%, to $15.9 million. The decrease in non-interest income during the nine months ended September 30, 2023 was due to a $1.6 million increase in losses on loans accounted for under the fair value option, a $1.5 million decrease in net gain on mortgage loans driven by a slowdown in new lock volume on held for sale loans associated with the rising interest rate environment, and $1.2 million of impairment to the carrying value of a contingent consideration asset recorded during the second quarter of 2023.
The following presents the significant categories of our non-interest income during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$4,846	$4,639	$207	4.5%
Net gain on mortgage loans	654	728	(74)	(10.2)
Bank fees	427	587	(160)	(27.3)
Risk management and insurance fees	145	115	30	26.1
Income on company-owned life insurance	96	88	8	9.1
Net gain on equity interests	—	6	(6)	*
Net loss on loans accounted for under the fair value option	(252)	(134)	(118)	(88.1)
Unrealized gain/(loss) recognized on equity securities	(19)	75	(94)	*
Other	202	85	117	*
Total non-interest income	$6,099	$6,189	$(90)	(1.5)

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$14,083	$14,586	$(503)	(3.4)%
Net gain on mortgage loans	2,447	3,955	(1,508)	(38.1)
Bank fees	1,610	1,847	(237)	(12.8)
Risk management and insurance fees	375	307	68	22.1
Income on company-owned life insurance	277	261	16	6.1
Net loss on loans held for sale	(178)	—	(178)	*
Net gain on equity interests	—	7	(7)	(100.0)
Net loss on loans accounted for under the fair value option	(1,919)	(289)	(1,630)	*
Unrealized gain/(loss) recognized on equity securities	(20)	342	(362)	*
Other	(808)	259	(1,067)	*
Total non-interest income	$15,867	$21,275	$(5,408)	(25.4)
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Trust and investment management fees—For the three months ended September 30, 2023 compared to the same period in 2022, our trust and investment management fees increased $0.2 million, or 4.5%. For the nine months ended September 30, 2023 compared to the same period in 2022, our trust and investment management fees decreased $0.5 million, or 3.4%. The increase for the three months ended September 30, 2023 was due to an increase in our fee structure starting in the third quarter of 2023. The decrease for the nine months ended September 30, 2023 was due to decreased value of average AUM balances caused by unfavorable market conditions from which fees are calculated compared to the same period a year ago, partially offset by an increase in our fee structure.

Net gain on mortgage loans—For the three months ended September 30, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $0.1 million, or 10.2%, to $0.7 million. For the nine months ended September 30, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $1.5 million, or 38.1%, to $2.4 million. The decrease in net gain on mortgage loans during the three and nine months was primarily driven by a slowdown in new lock volume on held for sale loans associated with the rising interest rate environment.
Bank fees— For the three months ended September 30, 2023 compared to the same period in 2022, our bank fees decreased by $0.2 million, or 27.3%, to $0.4 million. For the nine months ended September 30, 2023 compared to the same period in 2022, our bank fees decreased by $0.2 million or 12.8%. The decreases during the three and nine months was primarily driven by decreased treasury management fees as a result of rising interest rates driving higher earnings credit on commercial operating balances, partially offset by higher loan fees as a result of prepayment and swap derivative activity.
Net loss on loans held for sale— During the nine months ended September 30, 2023, the Company transferred $39.2 million of non-relationship loans held for investment to loans held for sale. Upon transfer of the loans, the Company recorded a net loss on loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of the rising interest rates on comparable loans in the market.
Net (loss)/gain on loans accounted for under the fair value option— The Company elected the fair value option on certain new loans purchased in 2022. For the three months ended September 30, 2023 compared to the same period in 2022, loans accounted for under the fair value option had an additional $0.1 million in losses recorded. For the nine months ended September 30, 2023 compared to the same period in 2022, loans accounted for under the fair value option had an additional $1.6 million in losses recorded. The increase for the three and nine months was attributable to net charge-offs during the periods and the decline in fair value as a result of the rising interest rates on comparable loans in the market.
Unrealized gains/(losses) on equity securities— For the three months ended September 30, 2023 compared to the same period in 2022, unrealized gain on equity securities decreased by $0.1 million. For the nine months ended September 30, 2023 compared to the same period in 2022, our unrealized gain on equity securities decreased by $0.4 million. The decreases were primarily driven by fair value adjustments on equity warrants in the prior year. There were no fair value adjustments on equity warrants recorded for the three and nine months ended September 30, 2023.
Other— For the three months ended September 30, 2023 compared to the same period in 2022, other income increased by $0.1 million. For the nine months ended September 30, 2023 compared to the same period in 2022, other income decreased by $1.1 million. The decrease for the nine months ended September 30, 2023 compared to the same period in 2022 was attributable to $1.2 million of impairment to the carrying value of a contingent consideration asset recorded during the second quarter of 2023, related to the sale of First Western Capital Management in 2020. The value was established using asset growth assumptions provided by the buyer, which had not materialized.
Non-Interest Expense
The three months ended September 30, 2023 compared with the three months ended September 30, 2022. The decrease in non-interest expense of 4.9% to $18.3 million for the three months ended September 30, 2023, was due to lower Salaries and employee benefits related to staffing reductions to better align with current revenue, as well as a decrease in Professional services.
The nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The decrease in non-interest expense of 3.1% to $57.4 million for the nine months ended September 30, 2023, was due to lower Salaries and employee benefits related to staffing reductions to better align with current revenue and lower Technology and information system costs.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	$10,968	$11,566	$(598)	(5.2)%
Occupancy and equipment	1,807	1,836	(29)	(1.6)
Professional services	1,867	2,316	(449)	(19.4)
Technology and information systems	906	1,172	(266)	(22.7)
Data processing	1,159	888	271	30.5
Marketing	355	403	(48)	(11.9)
Amortization of other intangible assets	62	77	(15)	(19.5)
Net gain on assets held for sale	—	(1)	1	100.0
Net gain on sale of other real estate owned	—	(41)	41	100.0
Other	1,190	1,044	146	14.0
	$18,314	$19,260	$(946)	(4.9)

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	35,214	36,569	(1,355)	(3.7)%
Occupancy and equipment	5,660	5,610	50	0.9
Professional services	5,648	5,869	(221)	(3.8)
Technology and information systems	2,569	3,294	(725)	(22.0)
Data processing	3,350	3,062	288	9.4
Marketing	1,125	1,388	(263)	(18.9)
Amortization of other intangible assets	188	231	(43)	(18.6)
Net gain on assets held for sale	—	(4)	4	100.0
Net gain on sale of other real estate owned	—	(41)	41	100.0
Other	3,607	3,223	384	11.9
Total non-interest expense	$57,361	$59,201	$(1,840)	(3.1)
Salaries and employee benefits— The decrease in Salaries and employee benefits of $0.6 million, or 5.2%, for the three months ended September 30, 2023 was primarily related to lower wages and employee benefits related to staffing reductions to better align with current revenue. The decrease in Salaries and employee benefits of $1.4 million, or 3.7% for the nine months ended September 30, 2023 was primarily related to lower wages and employee benefits related to staffing reductions to better align with current revenue, partially offset by lower deferred compensation due to fewer loan originations.
Professional services— The decrease in Professional services of $0.4 million, or 19.4%, and $0.2 million, or 3.8% for the three and nine months ended September 30, 2023, was driven by lower consulting and other professional fees, as the same periods a year ago had additional expenses related to the acquisition of Teton and corporate activity to support the growth of the Company. The decrease was partially offset by higher FDIC insurance costs due to the FDIC’s rate increase.
Technology and information systems— The decrease in Technology and information systems of $0.3 million, or 22.7%, and $0.7 million, or 22.0%, for the three and nine months ended September 30, 2023, was driven primarily by reduced software costs related to the trust and investment management system enhancement completed in 2022 and lower infrastructure costs due to the Company bringing certain outsourced information technology support in-house.
Marketing— The decrease in marketing of $0.3 million, or 18.9%, for the nine months ended September 30, 2023, was driven by lower advertising costs as well as reduced client onboarding costs related to the Teton acquisition compared to the same period last year.

Other—The increase in other of $0.1 million, or 14.0%, and $0.4 million, or 11.9%, for the three and nine months ended September 30, 2023, was driven primarily by increased subscription costs related to system and process improvements, and increased fees related to reciprocal deposit balance growth.
Income Tax
The Company recorded an income tax provision of $1.1 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, reflecting an effective tax rate of 26.1% and 24.5%, respectively. The Company recorded an income tax provision of $3.0 million and $5.3 million for the nine months ended September 30, 2023 and 2022, respectively, reflecting an effective tax rate of 26.0% and 24.6%, respectively.
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
The following presents key metrics related to our segments during the periods presented (dollars in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$21,647	$889	$22,536	$65,720	$3,059	$68,779
Income/(loss) before taxes	5,102	(880)	4,222	13,286	(1,868)	11,418
Profit margin	23.6%	(99.0)%	18.7%	20.2%	(61.1)%	16.6%

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$26,482	$1,013	$27,495	$75,920	$4,808	$80,728
Income/(loss) before taxes	9,125	(890)	8,235	23,062	(1,535)	21,527
Profit margin	34.5%	(87.9)%	30.0%	30.4%	(31.9)%	26.7%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented (dollars in thousands):
Wealth Management

	As of or for the Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$36,267	$26,638	$9,629	36.1%
Total interest expense	19,715	3,733	15,982	*
Provision for credit losses	329	1,756	(1,427)	(81.3)%
Net interest income, after provision for credit losses	16,223	21,149	(4,926)	(23.3)
Non-interest income	5,424	5,333	91	1.7
Total income	21,647	26,482	(4,835)	(18.3)
Depreciation and amortization expense	581	596	(15)	(2.5)
All other non-interest expense	15,964	16,761	(797)	(4.8)
Income before income taxes	$5,102	$9,125	$(4,023)	(44.1)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,989,028	2,713,652	275,376	10.1

	As of or for the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$107,009	$67,969	$39,040	57.4%
Total interest expense	52,791	6,607	46,184	*
Provision for credit losses	1,862	2,485	(623)	(25.1)%
Net interest income, after provision for credit losses	52,356	58,877	(6,521)	(11.1)
Non-interest income	13,364	17,043	(3,679)	(21.6)
Total income	65,720	75,920	(10,200)	(13.4)
Depreciation and amortization expense	1,747	1,666	81	4.9
All other non-interest expense	50,687	51,192	(505)	(1.0)
Income before income taxes	$13,286	$23,062	$(9,776)	(42.4)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,989,028	2,713,652	275,376	10.1
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
The Wealth Management segment reported income before income tax of $5.1 million and $13.3 million for the three and nine months ended September 30, 2023, respectively, compared to $9.1 million and $23.1 million for the same periods in 2022. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily driven by a decrease in net interest income, after provision for credit losses. For the nine months ended September 30, 2023, the decrease was also attributable to a decrease in non-interest income, driven by $1.2 million of impairment to the carrying value of contingent consideration assets and losses on loans accounted for under the fair value option. The decrease in net interest income, after provision for credit losses was driven primarily by an increase in average interest-bearing deposits with an increase on average rates on interest-bearing deposits, in addition to an increase in average interest-bearing liabilities with an increase on the average rates on interest-bearing liabilities. The provision for credit losses for the three and nine months ended September 30, 2023 included a $2.0 million and $4.0 million allowance, respectively, recorded on problem loan credits.

Mortgage

	As of or for the Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$214	$157	$57	36.3
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	214	157	57	36.3
Non-interest income	675	856	(181)	(21.1)
Total income	889	1,013	(124)	(12.2)
Depreciation and amortization expense	8	10	(2)	(20.0)
All other non-interest expense	1,761	1,893	(132)	(7.0)
Loss before income taxes	$(880)	$(890)	$10	1.1
Total assets	$13,725	$15,047	$(1,322)	(8.8)

	As of or for the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest income	$556	$576	$(20)	(3.5)
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	556	576	(20)	(3.5)
Non-interest income	2,503	4,232	(1,729)	(40.9)
Total income	3,059	4,808	(1,749)	(36.4)
Depreciation and amortization expense	25	34	(9)	(26.5)
All other non-interest expense	4,902	6,309	(1,407)	(22.3)
Loss before income taxes	$(1,868)	$(1,535)	$(333)	(21.7)
Total assets	$13,725	$15,047	$(1,322)	(8.8)
The Mortgage segment reported a loss before income tax of $0.9 million and $1.9 million, respectively, for the three and nine months ended September 30, 2023, compared to a loss before income tax of $0.9 million and $1.5 million, respectively, for the same periods in 2022. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, which continue to impact loan demand. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted (dollars in thousands):

	September 30,	December 31,	$ Change	% Change
(Dollars in thousands)	2023	2022
Balance Sheet Data:
Cash and cash equivalents	$271,484	$196,512	$74,972	38.2%
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0, (fair value of $66,487 and $74,718, respectively)	75,539	81,056	(5,517)	(6.8)
Loans (includes $15,464 and $23,321 measured at fair value, respectively)	2,530,459	2,469,413	61,046	2.5
Allowance for credit losses	(23,175)	(17,183)	(5,992)	(34.9)
Loans, net of allowance	2,507,284	2,452,230	55,054	2.2
Loans held for sale at fair value	—	1,965	(1,965)	(100.0)
Mortgage loans held for sale, at fair value	12,105	8,839	3,266	36.9
Goodwill and other intangible assets, net	31,916	32,104	(188)	(0.6)
Company-owned life insurance	16,429	16,152	277	1.7
Other assets	87,996	77,890	10,106	13.0
Total assets	$3,002,753	$2,866,748	$136,005	4.7

Deposits	$2,419,996	$2,405,229	$14,767	0.6
Borrowings	312,209	199,018	113,191	56.9
Other liabilities	24,292	21,637	2,655	12.3
Total liabilities	2,756,497	2,625,884	130,613	5.0
Total shareholders’ equity	246,256	240,864	5,392	2.2
Total liabilities and shareholders’ equity	$3,002,753	$2,866,748	$136,005	4.7
__________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Cash and cash equivalents increased by $75.0 million, or 38.2%, to $271.5 million as of September 30, 2023 compared to December 31, 2022. The increase was a result of additional Federal Reserve and FHLB borrowings obtained to support balance sheet growth and liquidity.
Investments decreased by $5.5 million, or 6.8%, to $75.5 million as of September 30, 2023 compared to December 31, 2022. The decrease is due to held-to-maturity securities payments received through the first nine months of 2023.
Loans increased by $61.0 million, or 2.5%, to $2.53 billion as of September 30, 2023 compared to December 31, 2022. The increase is due to net portfolio growth, primarily in the construction and development, non-owner occupied commercial real estate, and residential mortgage portfolios. The growth in our construction and development portfolio was driven by draws on existing commitments, partially offset by payoffs.
Mortgage loans held for sale increased $3.3 million, or 36.9%, to $12.1 million as of September 30, 2023 compared to December 31, 2022. The increase was driven by higher funded loan volume and the timing of loan sale settlements.
Goodwill and other intangible assets, net decreased by $0.2 million, or 0.6%, to $31.9 million as of September 30, 2023 compared to December 31, 2022. The decrease was driven by amortization on intangible assets.

Other assets increased by $10.1 million, or 13.0%, to $88.0 million as of September 30, 2023 compared to December 31, 2022. The increase was primarily driven by the purchase of correspondent bank stock, which increased, net of redemptions, by $3.7 million as a result of increased borrowing activity. The increase was also driven by an increase in tax receivable of $2.0 million related to estimated tax payments made during the year, and the addition of hedge swap collateral of $1.0 million and swap derivative assets of $1.0 million, partially offset by a decrease of $1.4 million of contingent consideration assets, primarily driven by the $1.2 million impairment to the carrying value of contingent consideration assets recorded during the second quarter of 2023.
Deposits increased $14.8 million, or 0.6%, to $2.42 billion as of September 30, 2023 compared to December 31, 2022. The increase was primarily attributable to new and expanded deposit relationships.
Money market deposit accounts increased $52.6 million, or 3.9%, to $1.39 billion as of September 30, 2023 compared to December 31, 2022. Time deposit accounts increased $149.4 million, or 66.7%, from December 31, 2022 to $373.5 million as of September 30, 2023. Negotiable order of withdrawal, or NOW accounts, decreased $70.8 million, or 30.1%, to $164.0 million from December 31, 2022 to September 30, 2023. These changes are a result of mix shift from lower yielding deposit products into higher yielding products as clients seek higher rates for excess liquidity.
Borrowings increased $113.2 million, or 56.9%, to $312.2 million as of September 30, 2023 compared to December 31, 2022. The increase was a result of additional Federal Reserve and FHLB borrowings obtained to support balance sheet growth and liquidity.
Other liabilities increased $2.7 million, or 12.3%, to $24.3 million as of September 30, 2023 compared to December 31, 2022. The increase is primarily attributed to a $2.6 million increase in the allowance for credit losses on unfunded commitments primarily driven by the adoption of ASU 2016-13 on January 1, 2023, partially offset by a $1.4 million decrease in salaries payable due to the payment of annual bonus’ through the first nine months of 2023.
Total shareholders’ equity increased $5.4 million, or 2.2%, from December 31, 2022 to $246.3 million as of September 30, 2023. The increase is primarily due to Net income for the year and a $2.1 million increase in Additional paid-in capital driven by stock-based compensation expense, partially offset by a $5.3 million net reduction to Retained earnings as a result of the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”).

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2023	2022	2023	2022
Managed Trust Balance as of Beginning of Period	$1,957	$1,779	$1,802	$2,204
New relationships	3	5	9	37
Closed relationships	(2)	—	(8)	(1)
Contributions	5	2	11	9
Withdrawals	(16)	(30)	(123)	(201)
Market change, net	(107)	(66)	149	(358)
Ending Balance	$1,840	$1,690	$1,840	$1,690
Yield*	0.19%	0.22%	0.19%	0.21%

Directed Trust Balance as of Beginning of Period	$1,318	$1,204	$1,285	$1,309
New relationships	—	—	—	6
Closed relationships	(2)	(4)	(2)	(4)
Contributions	58	29	62	50
Withdrawals	(8)	(4)	(23)	(21)
Market change, net	45	(29)	89	(144)
Ending Balance	$1,411	$1,196	$1,411	$1,196
Yield*	0.09%	0.09%	0.08%	0.09%

Investment Agency Balance as of Beginning of Period	$1,655	$1,634	$1,618	$2,063
New relationships	6	4	44	36
Closed relationships	(32)	(13)	(77)	(53)
Contributions	13	25	54	97
Withdrawals	(53)	(49)	(148)	(245)
Market change, net	(41)	(62)	57	(359)
Ending Balance	$1,548	$1,539	$1,548	$1,539
Yield*	0.84%	0.78%	0.80%	0.84%

Custody Balance as of Beginning of Period	$531	$566	$493	$633
New relationships	3	—	7	14
Closed relationships	—	—	—	(1)
Contributions	7	—	52	78
Withdrawals	(6)	(44)	(105)	(110)
Market change, net	(28)	—	60	(92)
Ending Balance	$507	$522	$507	$522
Yield*	0.03%	0.03%	0.03%	0.04%

401(k)/Retirement Balance as of Beginning of Period	$1,043	$1,095	$909	$1,143
New relationships	3	—	3	14
Closed relationships	(3)	(2)	(4)	(41)
Contributions	32	35	89	86
Withdrawals	(24)	(29)	(71)	(84)
Market change, net	39	(128)	164	(147)
Ending Balance(1)	$1,090	$971	$1,090	$971
Yield*	0.14%	0.17%	0.14%	0.17%

Total Assets Under Management as of Beginning of Period	$6,504	$6,278	$6,107	$7,352
New relationships	15	9	63	107
Closed relationships	(39)	(19)	(91)	(100)
Contributions	115	91	268	320
Withdrawals	(107)	(156)	(470)	(661)
Market change, net	(92)	(285)	519	(1,100)
Total Assets Under Management	$6,396	$5,918	$6,396	$5,918
Yield*	0.30%	0.32%	0.29%	0.33%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period are one quarter in arrears.

AUM decreased $108.2 million, or 1.7%, during the three months ended September 30, 2023 due to withdrawals and unfavorable market conditions partially offset by contributions. For the nine months ended September 30, 2023, AUM increased $288.8 million, or 4.7%. The increase was attributable to improving market conditions year-over-year resulting in an increase in the value of assets under management balances offset partially by withdrawals.
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
The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in accumulated other comprehensive loss on April 1, 2022 remained in accumulated other comprehensive loss and is being amortized out with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of September 30, 2023 and December 31, 2022, all our investments in securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted (dollars in thousands):

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$250	$—	$(11)	$239	$—
Corporate bonds	23,729	—	(3,334)	20,395	(71)
Government National Mortgage Association ("GNMA") mortgage -backed securities—residential	35,503	—	(4,152)	31,351	—
Federal National Mortgage Association ("FNMA") mortgage-backed securities—residential	6,178	—	(730)	5,448	—
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") - commercial	6,033	10	(558)	5,485	—
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	3,917	—	(348)	3,569	—
Total securities held-to-maturity	$75,610	$10	$(9,133)	$66,487	$(71)

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities—residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities—residential	6,708	—	(506)	6,202
GMO and MBS—commercial	6,786	13	(403)	6,396
CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of September 30, 2023. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of September 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$250	*	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	1,993	0.12	21,495	1.29	241	0.01
GNMA mortgage-backed securities - residential	—	—	75	*	—	—	35,428	1.15
FNMA mortgage-backed securities - residential	—	—	—	—	1,164	0.02	5,014	0.13
Government CMO and MBS - commercial	—	—	204	0.01	1,406	0.06	4,423	0.13
Corporate CMO and MBS	—	—	—	—	21	*	3,896	0.20
Total held-to-maturity	$250	*	$2,272	0.13%	$24,086	1.37%	$49,002	1.62%

	Maturities as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$243	*	$—	—%	$—	—%
Corporate bonds	—	—	1,991	0.11%	21,548	1.20	280	0.01
GNMA mortgage-backed securities - residential	—	—	103	*	—	—	39,323	1.22
FNMA mortgage-backed securities - residential	—	—	—	—	1,334	0.02	5,374	0.12
Government CMO and MBS - commercial	—	—	47	*	1,200	0.04	5,539	0.14
Corporate CMO and MBS	—	—	—	—	26	*	4,048	0.19
Total held-to-maturity	$—	—%	$2,384	0.11%	$24,108	1.26%	$54,564	1.68%
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS as well as bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million at September 30, 2023 and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Nine Months Ended September 30, 2023	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(1)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2023 and December 31, 2022, we had mortgage loans held for sale of $12.1 million and $8.8 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of September 30, 2023, the Company has $15.5 million in loans accounted for under the fair value option with an unpaid principal balance amount of $16.1 million. See Note 13 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2023, the Company has $4.8 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.
On January 1, 2023, the Company adopted ASU 2016-13, Current Expected Credit Losses or CECL which requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of September 30, 2023, the Company held $212.2 million in acquired loans with $1.9 million in allowance for credit losses as well as $3.8 million in unamortized discounts.
The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	September 30,		December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$148,618	5.9%	$165,559	6.7%
Consumer and Other	23,464	0.9	26,070	1.0
Construction and Development	347,053	13.8	285,627	11.7
1-4 Family Residential	915,011	36.5	899,722	36.8
Non-Owner Occupied CRE	523,910	20.8	493,134	20.2
Owner Occupied CRE	206,958	8.2	214,189	8.8
Commercial and Industrial	349,981	13.9	361,791	14.8
Loans held for investment at amortized cost	$2,514,995	100.0%	$2,446,092	100.0%
Loans accounted for under the fair value option(2)	$15,464		$23,321
Total loans held for investment	2,530,459		2,469,413
Mortgage loans held for sale, at fair value(3)	12,105		8,839
Loans held for sale, at fair value	—		1,965
______________________________________
(1)Includes PPP loans of $4.8 million and $6.9 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $16.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of September 30, 2023 and December 31, 2022, respectively.
(3)Includes $12.1 million and $8.8 million of unpaid principal balance of mortgage loans held for sale as of September 30, 2023 and December 31, 2022, respectively.

•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $4.8 million and $6.9 million as of September 30, 2023 and December 31, 2022, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.1 million and $5.9 million as of September 30, 2023 and December 31, 2022, respectively, are classified within this line item.
•Loans held for investment accounted for under the fair value option—consists of unsecured consumer loans that had an unpaid principal balance of $16.1 million and $23.4 million as of September 30, 2023 and December 31, 2022, respectively.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of September 30, 2023
(Dollars in thousands)	One Year or Less	One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$79,261	$67,461	(1)	$1,216	$680	$148,618
Consumer and Other	17,112	3,801		1,308	1,243	23,464
Construction and Development	121,432	181,745		35,349	8,527	347,053
1-4 Family Residential	42,270	161,617		34,671	676,453	915,011
Non-Owner Occupied CRE	30,009	314,239		166,416	13,246	523,910
Owner Occupied CRE	20,006	88,715		89,239	8,998	206,958
Commercial and Industrial	114,818	189,603		45,560	—	349,981
Total	$424,908	$1,007,181		$373,759	$709,147	$2,514,995
Loans accounted for under the fair value option	173	14,708		583	—	15,464
Total loans	$425,081	$1,021,889		$374,342	$709,147	$2,530,459
Amounts with fixed rates	139,497	708,703		251,464	23,612	1,123,276
Amounts with floating rates	285,584	313,186		122,878	685,535	1,407,183
Total loans	$425,081	$1,021,889		$374,342	$709,147	$2,530,459

	As of December 31, 2022
(Dollars in thousands)	One Year or Less	One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$58,461	$104,848	(1)	$1,565	$685	$165,559
Consumer and Other	16,955	6,570		1,495	1,050	26,070
Construction and Development	71,046	199,632		14,694	255	285,627
1-4 Family Residential	25,862	179,207		34,205	660,448	899,722
Non-Owner Occupied CRE	34,341	258,327		185,297	15,169	493,134
Owner Occupied CRE	6,427	81,499		114,734	11,529	214,189
Commercial and Industrial	94,513	218,043		49,235	—	361,791
Total	$307,605	$1,048,126		$401,225	$689,136	$2,446,092
Loans accounted for under the fair value option	17	22,563		741	—	23,321
Total loans	$307,622	$1,070,689		$401,966	$689,136	$2,469,413
Amounts with fixed rates	126,298	505,084		202,062	86,872	920,316
Amounts with floating rates	181,324	565,605		199,904	602,264	1,549,097
Total loans	$307,622	$1,070,689		$401,966	$689,136	$2,469,413
______________________________________
(1) Includes PPP loans.
Loan Modifications
On January 1, 2023 the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. ASU 2022-02 eliminates the recognition measurement guidance for troubled debt restructured ("TDR") loans, and instead requires an entity to evaluate whether a modification represents a new loan or a continuation of an existing loan in accordance with ASC Topic 310-20, Receivables - Nonrefundable Fees and Other Costs. If a modification results in a new loan under the guidance, the Company will recognize any unearned deferred net revenue and measure the ACL on the loan on a collective basis rather than individually analyzed.
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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of September 30, 2023, the Company’s loan portfolio included 43 non-acquired loans which were previously modified under the loan modification program, totaling $72.9 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are no longer in their deferral period. As of September 30, 2023, there were 14 of these loans, totaling $3.0 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of September 30, 2023 and included in the allowance for credit losses. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Interest receivable is excluded from the estimate of credit losses.

The following table presents the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty during the year ended September 30, 2023, disaggregated by class of financing receivable and type of concession granted during the period. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$—	$185	$—	0.1%
Total	$—	$—	$—	$185	$—

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the period ended September 30, 2023:

	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	Reduced the amortized cost basis of the loan by $185 thousand	—	Added a weighted-average 2.8 years to the life of the loan, which reduced monthly payment amounts for the borrower
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
The amount of lost interest for non-accrual loans was $1.9 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the amount of lost interest was $2.8 million and $0.1 million.
We had amortized cost of $55.6 million and $12.3 million in non-performing assets as of September 30, 2023 and December 31, 2022, respectively.

The following presents the amortized cost basis of non-performing loans as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2023	2022
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$4
Consumer and Other	7,503	5
Construction and Development	—	201
1-4 Family Residential	3,063	—
Owner Occupied CRE	3,980	1,165
Commercial and Industrial	39,370	10,762
Total non-accrual loans	55,620	12,137
OREO	—	—
Total non-performing assets	$55,620	$12,137
Non-accrual loans to total loans(1)	2.21%	0.50%
Non-performing assets to total assets	1.85	0.43
Allowance for credit losses to non-accrual loans	41.67	139.14
Accruing loans 90 or more days past due	$—	$25
______________________________________
(1)Excludes mortgage loans held for sale of $12.1 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively. Excludes $16.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under the fair value option.
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

As of September 30, 2023 and December 31, 2022, non-performing loans of $55.6 million and $12.1 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted (dollars in thousands):

	As of September 30, 2023
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$146,914	$—	$1,704	$—	$148,618
Consumer and Other(2)	15,964	—	7,500	15,464	38,928
Construction and Development	347,053	—	—	—	347,053
1-4 Family Residential	911,948	—	3,063	—	915,011
Non-Owner Occupied CRE	518,878	5,032	—	—	523,910
Owner Occupied CRE	202,978	—	3,980	—	206,958
Commercial and Industrial	306,521	2,304	41,156	—	349,981
Total	$2,450,256	$7,336	$57,403	$15,464	$2,530,459

	As of December 31, 2022
	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other(1)	$165,555	$—	$4	$—	$165,559
Consumer and Other(2)	26,070	—	—	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,775	$2,185	$12,132	$23,321	$2,469,413
______________________________________
(1)Includes PPP loans of $4.8 million and $6.9 million as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $16.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under fair value option as of September 30, 2023 and December 31, 2022, respectively.
Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2023 and December 31, 2022 was $10.8 million and $9.8 million, respectively.
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
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of September 30, 2023 is based on a slightly improved macro-economic forecast assuming a soft landing as compared to assumptions previously used as of January 1, 2023 projecting the likelihood of a deeper recession. As a result, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $1.5 million release of provision on pooled loans for the nine months ended September 30, 2023. The allowance on individually analyzed loans was $4.0 million as of September 30, 2023.

The following presents summary information regarding our allowance for credit losses during the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average loans outstanding(1)(2)	$2,502,419	$2,241,343	$2,484,634	$2,059,213
Total loans outstanding at end of period(3)	$2,514,995	$2,328,451	$2,514,995	$2,328,451
Allowance for credit losses at beginning of period	$22,044	$14,357	$17,183	$13,732
Impact of adopting ASU 2016-13	—	—	3,470	—
Provision for credit losses	1,321	1,756	2,725	2,485
Charge-offs:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	(12)	(50)	(42)	(242)
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	(186)	—	(186)	—
Total charge-offs	(198)	(50)	(228)	(242)
Recoveries:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	4	18	19	106
Construction and Development	—	—	—	—
1-4 Family Residential	3	—	3	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	1	—	3	—
Total recoveries	8	18	25	106
Net (charge-offs) recoveries	(190)	(32)	(203)	(136)
Allowance for credit losses at end of period	$23,175	$16,081	$23,175	$16,081
Allowance for credit losses to total loans(4)	0.92%	0.69%	0.92%	0.69%
Net charge-offs to average loans	0.01	*	0.01	0.01
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $12.7 million and $11.5 million for the three months ended September 30, 2023 and 2022, respectively, and $12.0 million and $17.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Excludes mortgage loans held for sale of $12.1 million and $12.7 million as of September 30, 2023 and 2022, respectively. Includes $4.4 million and $6.9 million in bank originated PPP loans as of September 30, 2023 and 2022, respectively, and $0.4 million and $0.8 million of acquired PPP loans as of September 30, 2023 and 2022, respectively. Excludes $16.1 million and $22.6 million of unpaid principal balance of loans held for investment accounted for under the fair value option.
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

	As of September 30, 2023		As of December 31, 2022
(Dollars in thousands)	Amount	%(2)	Amount(1)	%(2)
Cash, Securities, and Other	$1,126	5.9%	$1,198	6.7%
Consumer and Other	114	0.9	191	1.0
Construction and Development	7,901	13.8	2,025	11.7
1-4 Family Residential	3,620	36.5	6,309	36.8
Non-Owner Occupied CRE	2,255	20.8	3,490	20.2
Owner Occupied CRE	1,010	8.2	1,510	8.8
Commercial and Industrial	7,149	13.9	2,460	14.8
Total allowance for credit losses	$23,175	100.0%	$17,183	100.0%
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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$4,029	$419
Impact of adopting ASU 2016-13	—	3,481
Provision for credit losses	(991)	(862)
Ending balance	$3,038	$3,038
Deferred Tax Assets, Net
Deferred tax assets, net represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of September 30, 2023, decreased $0.3 million, or 4.2%, compared to December 31, 2022.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits increased by $14.8 million, or 0.6%, to $2.42 billion as of September 30, 2023 from December 31, 2022. Total average deposits for the three months ended September 30, 2023 were $2.36 billion, an increase of $205.0 million, or 9.5%, compared to $2.15 billion as of September 30, 2022. The increase in total deposits from December 31, 2022 was primarily attributable to new and expanded deposit relationships. The increase in average deposits for the three months ended September 30, 2023 compared to the same period in 2022 was driven primarily by new and expanded deposit relationships.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	As of or for the Three Month Period Ending September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,293,580	4.05%	$1,019,639	0.91%
Demand deposit accounts	159,219	0.38	289,545	0.14
Uninsured time deposits	67,273	4.08	52,992	1.24
Other time deposits	309,030	4.37	87,514	0.50
Total time deposits	376,303	4.32	140,506	0.78
Savings accounts	17,216	0.09	30,598	0.02
Total interest-bearing deposits	1,846,318	3.75	1,480,288	0.73
Noninterest-bearing accounts	512,956		673,949
Total deposits	$2,359,274	2.94%	$2,154,237	0.50%

	As of and for the Nine Months Ended September 30,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,279,310	3.75%	$1,057,051	0.45%
NOW accounts	186,178	0.41	301,501	0.15
Uninsured time deposits	65,436	3.60	52,001	1.13
Other time deposits	282,247	3.91	101,560	0.49
Total time deposits	347,683	3.85	153,561	0.71
Savings accounts	20,343	0.05	31,930	0.04
Total interest-bearing deposits	1,833,514	3.39	1,544,043	0.41
Noninterest-bearing accounts	528,609		674,081
Total deposits	$2,362,123	2.63%	$2,218,124	0.29%

Average noninterest-bearing deposits to average total deposits was 21.7% and 31.3% for the three months ended September 30, 2023 and 2022, respectively, and 22.4% and 30.4% for the nine months ended September 30, 2023 and 2022, respectively.
Our average cost of funds was 3.08% and 0.64% for the three months ended September 30, 2023 and 2022, respectively, and 2.77% and 0.38% for the nine months ended September 30, 2023 and 2022, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment, a highly competitive deposit market, and an increase in short-term borrowings which provided additional liquidity for funding the growth in the balance sheet.

The following presents the amount of certificates of deposit by time remaining until maturity as of September 30, 2023 (dollars in thousands):

	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$23,214	$34,346	$31,776	$4,674	$94,010
Other	61,798	80,398	90,611	46,642	279,449
Total	$85,012	$114,744	$122,387	$51,316	$373,459
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2023 and December 31, 2022, borrowings totaled $312.2 million and $199.0 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. As of September 30, 2023, the Company has pledged a par value of $45.6 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advanced based on the date of the advance. The borrowing can be pre-paid at any time without penalty.
The increase in borrowings as of September 30, 2023 compared to December 31, 2022 is attributed to additional FHLB and Federal Reserve borrowings driven by a desire to have increased cash levels on our balance sheet through the end of the quarter to support balance sheet growth and liquidity, partially offset by the paydown of loans in the Paycheck Protection Program Loan Facility (“PPPLF”) from the Federal Reserve with a period end balance of $3.9 million. Borrowing from the PPPLF is expected to trend in the same direction as the PPP loan balances. The following presents balances of each of the borrowing facilities as of the dates noted (dollars in thousands):

	September 30,	December 31,
	2023	2022
Borrowings
FHLB borrowings	$225,067	$141,498
Federal Reserve borrowings	34,863	5,388
Subordinated notes	52,279	52,132
Total	$312,209	$199,018

FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2023 and December 31, 2022 amounted to $1.28 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $624.8 million as of September 30, 2023.

As of or for the Nine Months Ended September 30,
2023
Short-term borrowings
Maximum outstanding at any month-end during the period	$343,100
Balance outstanding at end of period	225,067
Average outstanding during the period	101,026
Average interest rate during the period	4.93%
Average interest rate at the end of the period	5.49
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.

Derivatives

Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of September 30, 2023 was $50.0 million.
Derivatives Not Designated as Hedges: During the nine months ended September 30, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of September 30, 2023 was $24.5 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Sources of Funds:
Deposits:
Noninterest-bearing	18.28%	18.80%
Interest-bearing	65.79	65.22
FHLB and Federal Reserve borrowings	4.46	4.64
Subordinated notes	1.86	1.86
Other liabilities	0.86	0.88
Shareholders’ equity	8.75	8.60
Total	100.00%	100.00%
Uses of Funds:
Total loans, net	88.38%	87.63%
Investment securities	2.78	2.85
Correspondent bank stock	0.26	0.30
Mortgage loans held for sale	0.45	0.43
Interest-bearing deposits in other financial institutions	3.65	4.33
Noninterest-earning assets	4.48	4.46
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	21.74%	22.38%
Average loans to total average deposits	106.07	105.19
Average interest-bearing deposits to total average deposits	78.26	77.62
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $5.4 million, or 2.2%, from December 31, 2022 to $246.3 million as of September 30, 2023. The increase was primarily due to Net income for the year and a $2.1 million increase in Additional paid-in capital driven primarily by stock-based compensation expense, partially offset by a $5.3 million net reduction to Retained earnings as a result of the adoption of ASU 2016-13 for Current Expected Credit Losses (“CECL”).
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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2023 and December 31, 2022, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following presents our regulatory capital ratios during the periods presented (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$246,454	10.42%	$234,738	10.29%
Consolidated Company	220,952	9.32	212,229	9.28
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	246,454	10.42	234,738	10.29
Consolidated Company	220,952	9.32	212,229	9.28
Total capital to risk-weighted assets
Bank	267,546	11.31	252,398	11.06
Consolidated Company	295,045	12.45	282,889	12.37
Tier 1 capital to average assets
Bank	246,454	8.88	234,738	8.65
Consolidated Company	220,952	7.96	212,229	7.81
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
The following presents future contractual obligations to make future payments during the periods presented (dollars in thousands):

	As of September 30, 2023
	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$256,065	$—	$3,865	$—		$259,930
Subordinated notes	—	—	—	52,279	(1)	52,279
Time deposits	322,143	13,954	37,362	—		373,459
Minimum lease payments	3,468	4,216	2,034	1,388		11,106
Total	$581,676	$18,170	$43,261	$53,667		$696,774
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented (dollars in thousands):

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$117,594	$596,467	$211,285	$601,202
Standby letters of credit	11,597	14,425	8,571	16,737
Commitments to make loans to sell	22,408	—	13,553	—
Commitments to make loans	11,913	11,552	20,895	81,663
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of September 30, 2023		As of December 31, 2022
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(5.48)%	(15.95)%	(2.26)%	(9.99)%
100	(3.01)	(9.01)	(1.13)	(5.09)
Base	—	—	—	—
-100	2.93	8.42	1.08	2.07
-200	8.87	4.36	4.33	(4.27)

The model simulations as of September 30, 2023 imply that our balance sheet is more liability sensitive compared to our balance sheet as of December 31, 2022.
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
Item 4.    Controls and Procedures
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
Changes in Internal Control over Financial Reporting
Beginning January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new standard mirror controls under prior GAAP, there were some new controls implemented. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2023 through July 31, 2023	691	$27.15	—	—
August 1, 2023 through August 31, 2023	2,880	20.77	—	—
September 1, 2023 through September 30, 2023	—	—	—	—
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

Item 6.    Exhibits

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

First Western Financial, Inc.

November 3, 2023	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President

November 3, 2023	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer