Form 10-K
period 2023-12-31
First Western Financial Inc
filed 2024-03-15
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $140.9 million.
The number of shares of the registrant’s common stock outstanding as of March 12, 2024 was 9,621,310.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.
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
•risks related to non-performing assets, borrowers' solvency and ability to repay and the value of loan collateral;
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
•competition from other banks, financial institutions, and wealth and investment management firms;
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
•technological change, including the use of artificial intelligence as a commonly used resource and its effects;
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
•available cash flows from the Bank; and
•other factors that are discussed in "Part I – Item 1A - Risk Factors".
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

PART I
Item 1: Business
Our Company
First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2023, we provided fiduciary and advisory services on $6.75 billion of trust and investment management assets ("AUM"), and we had total assets of $2.98 billion, total loans, excluding mortgage loans held for sale, of $2.53 billion, total deposits of $2.53 billion and total shareholders’ equity of $242.7 million.
Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in eighteen locations across Colorado, Arizona, Wyoming, Montana, and California.
We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2023, non-interest income was $21.9 million or 26.5% of total income before non-interest expense and net interest income, before the provision for credit losses, was $71.1 million, or 86.0% of total income before non-interest expense.
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
•Developing Client Relationships through our Product Groups. Each profit center is designed to feel like a boutique private trust bank office and is staffed with business development and client service personnel. The profit centers work closely with our central product groups to customize our services to each client’s specific situation, without sacrificing the flexibility, expertise and authority to quickly meet complex client needs. Our central product groups are designed to support a significantly larger client and AUM base, providing an opportunity for significant operating leverage as we open additional profit centers. We have sales and service specialists in our product groups, such as Retirement Services and Mortgage Services, who are able to build relationships within their area of expertise and provide high quality service that creates an opportunity for a broader relationship across our suite of products and services.
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
As of December 31, 2023, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Gross Loans(1)
(1) Gross loans excludes $13.7 million in consumer and other loans accounted for under the fair value option.
Our loan portfolio includes commercial and industrial loans, residential real estate loans, commercial real estate loans, and other consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions, the attributes of the borrower and the borrower’s market or industry. We underwrite for strong cash flow, multiple sources of repayment, adequate collateral, borrower experience and backup guarantors. Attributes of the relevant business market or industry include the competitive environment, client and supplier availability, the threat of substitutes and barriers to entry and exit.
1-4 Family Residential. Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2023, 1-4 family residential loans were $928.0 million, or 36.9% of our total loan portfolio, consisting of $122.2 million and $805.8 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2023, the average term on our 1-4 family portfolio was 20.1 years with an average remaining term of 18.1 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.
Commercial loans secured by 1-4 family residential real estate are dependent on the strength of the local economy and local residential and commercial real estate markets. Borrower demand for adjustable-rate compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest-rates and loan fees for adjustable rate loans.
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
Cash, Securities and Other. Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. As of December 31, 2023, loans secured with cash, marketable securities and other were $139.9 million, or 5.6% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.
Consumer and Other. Our consumer and other loan portfolio consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $14.1 million as of December 31, 2023. Consumer and other loans were $27.0 million, or 1.1% of our loan portfolio, excluding $13.7 million in consumer and other loans accounted for under the fair value option. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment.
Commercial and Industrial. We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate, and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2023, commercial and industrial loans were $337.2 million, or 13.3% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 3.5 years with an average remaining term of 1.8 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.
Commercial Real Estate, Owner Occupied and Non-Owner Occupied. We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2023, owner occupied commercial real estate loans were $195.9 million, or 7.8% of our total loan portfolio, and non-owner occupied commercial real estate loans were $543.7 million, or 21.6% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.

Construction and Development. We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate as well as financial guarantees from the borrower and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2023, construction and development loans were $345.5 million, or 13.7% of our total loan portfolio.
Concentrations. Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California, as approximately 83.2% of the loans in our loan portfolio as of December 31, 2023 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming, Montana, and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. As of December 31, 2023, management believes the allowance for credit losses is adequate to absorb losses in our loan portfolio.
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
Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined central credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes. Our processes emphasize early stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer, together with our central underwriting, credit administration and loan operations teams, provides credit oversight. We periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans.

Our loan policies include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, our loan policies provide guidelines for personal guarantees; an environmental review; loans to employees; executive officers and directors; problem loan identification; maintenance of an adequate allowance for credit losses; and other matters relating to lending practices.
We believe that an important part of our assessment of client risk is the ongoing completion of periodic risk rating reviews. As part of these reviews, we seek to review the risk rating of each facility within a client relationship and may recommend an upgrade or downgrade to the risk rating. We categorize loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk on a quarterly basis. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and management believes the allowance for credit losses is adequate to absorb losses in our portfolio.
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
We provide demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, ICS®, certificates of deposit and CDARS® reciprocal products. We also offer a range of treasury management products including cash manager and commercial analysis accounts, electronic receivables management, remote deposit capture, cash vault services, merchant services and other cash management services. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located in our geographic footprint, and we believe that we have attractive opportunities to capture additional deposits in our markets. In order to attract and retain deposits, we rely on providing quality service, offering a suite of retail and commercial products and services and introducing new products and services that meet our clients’ needs as they evolve.
For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2023 and 2022, we had brokered deposits of $165.4 million and $115.3 million, respectively.
We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2023, total deposits were $2.53 billion, an increase of $123.8 million, or 5.1%, compared to $2.41 billion as of December 31, 2022.

As of December 31, 2023, our deposit portfolio contained a balanced and diverse mix of deposits, as shown below:

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
We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2023, total AUM was $6.75 billion, an increase of $646.0 million, or 10.6%, compared to $6.11 billion as of December 31, 2022.

As of December 31, 2023, we provided fiduciary and advisory services on $6.75 billion of trust and investment management assets, as shown below:

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
Our profit centers and product groups are also supported centrally by teams providing management services such as operations, risk management, credit administration, technology support, marketing, human capital and accounting/finance services, which we refer to as "support centers." Our associates in our support centers have significant experience in wealth management, investment advisory, and commercial banking, including areas such as lending, underwriting, credit administration, risk management, accounting/finance, operations and information technology. We have structured our teams, services and product offerings to use technology to efficiently provide our clients with a high-touch, solution-oriented experience that we believe is scalable and provides operating leverage for future growth.
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
Investment Activities
The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2023, the carrying value of our investment portfolio totaled $74.1 million, with an average yield of 3.1%.
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, subordinated debt bonds, and mutual funds. We participate in the Mortgage Partnership Finance Program ("MPF") and are required to maintain an investment in Federal Home Loan Bank of Topeka ("FHLB") stock, for which the investment is based on the level of our FHLB credit obligations. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee ("ALCO") and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.
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

Enterprise Risk Management
We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We utilize the COSO 2017 ERM Framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. Our Enterprise Risk Management ("ERM") Committee oversees our ERM program. This group contains key members of management including the Chief Executive Officer, the Chief Operating Officer, and the Chief Financial Officer. In order to carry out the ERM program, we have developed the following objectives to:
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
Human Capital Overview
As of December 31, 2023, we had 310 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partners both within their teams and with our clients as we build a partnership for generations to come.

We strive to be a high performing financial institution producing consistent, strong financial results, coming from a well-executed strategy. It is our belief that this can only be accomplished by a well-run organization of outstanding, motivated, engaged and supported associates. Internally, we call this a “People First” mind-set and over the last several years have focused on building upon the foundational elements of this strategy. Those elements include an internally developed manager training program designed to train our managers to be great bosses in support of a culture of learning, collaboration, growth and development. We provide meaningful work for our associates by connecting their role to the Company’s mission and vision as well as simplifying and streamlining repetitive tasks to make work more interesting and value added. We are building career paths, development opportunities and accountabilities into each role so that throughout the associates lifecycle there is opportunity to master skills and pursue professional and personal growth. People First is also about building connection and community with the Company. We believe the benefits of being part of our Company means you are appreciated and valued, you can build meaningful relationships, and have a sense of mutual accountability.
None of our associates are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our strong relationships with our associates are central to establishing the corporate culture we need to serve our clients, shareholders, and our communities well.
We are committed to implementing diverse, equitable and, inclusive ("DEI") policies and practices across the Company. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices. We believe in a corporate culture where all people are empowered to reach their full potential through autonomy, mastery, and purpose. The Company’s Board of Directors fosters this belief by ensuring that strategies are adopted that result in the Company understanding both associate performance and engagement at every level.
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
Compensation and Benefits
We offer a total rewards program to attract and retain team-oriented, respectful, problem solvers. Our compensation program includes competitive salary/hourly pay and incentive pay in the form of an annual bonus and stock awards to officers and certain members of the management team. We have significant insider ownership, and, in 2021, the Board approved stock ownership guidelines applicable to our executive officers and other key position holders to further align management and shareholder interests. In addition, the Company offers a 401(k) Plan with an employer matching contribution. Further, we offer a number of healthcare and insurance options, health savings accounts, paid time off, and paid family leave time for all associates.
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
Client focused – First Western’s highly ethical DNA guides us to act in the client’s interest while protecting the Bank. Our clients know that as their trusted partner, FW has the strength and sophistication to help them for generations.
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
The Basel III Capital Rules also attempt to improve the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities (other than grandfathered trust preferred securities), in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Capital Rules require that most regulatory capital deductions be made from CET1 capital.
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
In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel IV standards and make other changes to the Basel III Capital Rules. The proposal introduces revised credit, equity, and operational risks, as well as credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to the Company or the Bank because they have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
Imposition of Liability for Undercapitalized Subsidiaries. The FDIA requires bank regulators to take "prompt corrective action" to resolve problems associated with insured depository institutions. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company "having control of" the undercapitalized institution "guarantees" the subsidiary’s compliance with the capital restoration plan until it becomes "adequately capitalized." For purposes of this statute, the Company has control of the Bank. Under the FDIA, the aggregate liability of all companies controlling a particular institution is limited to the lesser of five percent of the depository institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with applicable capital standards. The FDIA grants greater powers to bank regulators in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed distributions, or might be required to consent to a merger or to divest the troubled institution or other affiliates.
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
As of December 31, 2023 and 2022, the Bank exceeded all regulatory minimum capital requirements.

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
As of December 31, 2023 and 2022, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of the exclusion for the first $5.0 billion in the final rule, we are not required to pay an assessment. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its clients. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive, and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Company and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by clients, including actual damages, restitution, and attorneys’ fees. Federal bank regulators, the U.S. Department of Justice, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the U.S. Department of Justice, the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may want to pursue or our prohibition from engaging in such transactions even if approval is not required.
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
In October 2023, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (“OCC”), issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things to adapt to changes in the banking industry, including internet and the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size, and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
Concentration in Commercial Real Estate Lending ("CRE")
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
The Federal Reserve, the OCC and FDIC jointly issued a final rule in 1997 that adopted uniform regulations implementing Section 109 of the Riegle-Neal Act. Section 109 which prohibits any bank from establishing or acquiring a branch or branches outside of its home state primarily for the purpose of deposit production. Congress enacted Section 109 to ensure that interstate branches would not take deposits from a community without the bank reasonably helping to meet the credit needs of that community.
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

In 2023, the Treasury Department conveyed its commitment to work with financial regulators, industry, and cloud service providers to drive increased collaboration and transparency by building trust and cooperation to promote safe and effective migration for financial institutions choosing to adopt cloud services. Despite the challenges noted by the Treasury Department, it intends to be guided by its Strategic Vision for Supporting the Resilience of the Financial Sector’s Use of Cloud Services and will address issues that could impact operational resilience of the financial institution sector. The Company is in the process of adoption of a Zero Trust Network Architecture and related cloud security infrastructure to support its migration to the cloud. Despite extensive due diligence with our technology and security advisors and the known benefits of cloud adoption, unforeseen risks and threats in cyberspace continue to evolve to challenge our cybersecurity controls.
In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

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
Summary of Risk Factors
The following is a summary of the principal risks that we believe could adversely affect our business, financial condition or results of operations:
Risks Related to Our Business
–Geographic concentration in Colorado, Arizona, Wyoming, Montana, and California.
–The soundness of other financial institutions could adversely affect us.
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
–Our allowance for credit losses may not be adequate to cover actual losses.
–Increased credit risk, including as a result of deterioration in economic conditions, could require us to increase our allowance for credit losses and could have a material adverse effect on our results of operations and financial condition.
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
–Our largest trust client accounts for 37.0% of our total assets under management.
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
–A future pandemic, epidemic, or highly contagious disease could adversely impact our business and financial results.
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

Risks Related to Our Business
Our banking, trust and wealth advisory operations are geographically concentrated in Colorado, Arizona, Wyoming Montana, and California, leading to significant exposure to those markets.
Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California. As of December 31, 2023, 83.2% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming, Montana, California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming, Montana, and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.
The soundness of other financial institutions could adversely affect us.

The lack of soundness of other financial institutions or financial market utilities may adversely affect the Company. The Company’s ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interdependent because of trading, clearing, counterparty or other relationships. Defaults by, or rumors or questions about, one or more financial institutions or financial market utilities, or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by other financial institutions, or the Company.

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
As of December 31, 2023, approximately $1.92 billion, or 76.1%, of our total loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Real estate values in many of our markets have generally experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. As a result, adverse developments affecting real estate values and the liquidity of real estate in our primary markets could increase the credit risk associated with our loan portfolio, and could result in losses that adversely affect credit quality, financial condition and results of operations. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses or our ability to sell these loans on the secondary securitization market. Such declines and losses would have a material adverse effect on our business, financial condition and results of operations. If real estate values decline, it is also more likely that we would be required to increase our allowance for credit losses, which would adversely affect our business, financial condition and results of operations. In addition, adverse weather events, including wildfires, flooding, and mudslides, can cause damages to the property pledged as collateral on loans, which could result in additional losses upon a foreclosure.
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
Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our allowance for credit losses, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to "price" competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

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
Our loan portfolio includes a significant amount of commercial real estate loans and commercial lines of credit. Our typical commercial borrower is a small or medium-sized privately owned Colorado business entity. Our commercial loans typically have greater credit risks than standard residential mortgage or consumer loans because commercial loans often have larger balances, and repayment usually depends on the borrowers’ successful business operations. Commercial loans also involve some additional risk because they generally are not fully repaid over the loan period and thus may require refinancing or a large payoff at maturity. If the general economy turns substantially downward, commercial borrowers may not be able to repay their loans, and the value of their assets, which are usually pledged as collateral, may decrease rapidly and significantly. Also, when credit markets tighten due to adverse developments in specific markets or the general economy, opportunities for refinancing may become more expensive or unavailable, resulting in loan defaults. In some cases, collateral consists of personal guarantees. We could see increased losses as a result of insolvency of the guarantor particularly if the guarantor's financial condition is closely related to the general economic conditions of the industry of the guaranteed loan. If our primary market areas experience an economic slowdown, these loans represent higher risk and could result in material increase in our provision for loans charged off and could require us to significantly increase our allowance for credit losses, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
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
A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2023, non-interest income represented approximately 26.5% of our total income before non-interest expense. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.
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
We derive a significant amount of our revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, including changes in oil and gas prices, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, including changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management caused by a decline in general economic conditions would decrease our wealth management fee income.
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
•Our ability to attract funds from existing and new clients might diminish; and
•Our portfolio managers may depart to join a competitor or otherwise.
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
In accordance with regulatory requirements and GAAP, we maintain an allowance for credit losses to provide for incurred loan and lease losses and a reserve for unfunded loan commitments. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we may need to increase the allowance for credit losses, such increases may not be sufficient to address losses, and regulators may require us to increase this allowance even further. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

Increased credit risk, including as a result of deterioration in economic conditions, could require us to increase our allowance for credit losses and could have a material adverse effect on our results of operations and financial condition.

The credit performance of our loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of lifetime expected credit losses inherent in our various loan and other portfolios carried at amortized cost as well as off-balance sheet credit exposures such as undrawn commitments to lend. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, lower U.S. Gross Domestic Product ("GDP") estimates, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses. While we believe that our allowance for credit losses was appropriate at December 31, 2023, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry.
The financial services industry is undergoing rapid change, as technology enables non-traditional new entrants to compete in certain segments of the banking market, in some cases with reduced regulation. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. We may experience operational challenges in connection with the adoption of or failure to adopt, new technology, such as artificial intelligence, which could result in unintended consequences or expenses as a result of the technology's limitations, our failure to use new technology effectively or at all, not fully realizing the anticipated benefits from such new technology, or the cost to implement or remedy any challenges associated with the adoption of new technology in a timely manner.
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
We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our business depends on our ability to maintain and grow a strong deposit base, including our ability to retain our largest trust clients, many of whom are also depositors, which we may not be able to do. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit outflows, increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits, into investments or to other financial institutions, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2023, 23.9% of our total deposits consisted of our 10 largest depositors. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.
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
As of December 31, 2023, our largest trust client accounted for, in the aggregate, 37.0% of our total assets under management and 3.4% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.
The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.
Since we commenced our banking business in 2004, we have grown our banking franchise and now have eighteen locations in Colorado, Arizona, Wyoming, Montana, and California including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:
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
Goodwill and purchased intangible assets with indefinite lives are not amortized but are reviewed for impairment annually and more frequently when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Our annual goodwill impairment assessment date for the Company’s reporting units is October 31. Goodwill impairment testing includes an assessment of qualitative factors to determine whether certain circumstances or events exist that lead to a determination that the fair value of goodwill is less than the carrying value. This qualitative assessment includes various factors that could affect the reporting unit’s fair value as well as mitigating events or conditions. One such factor that could impact the assessment are the conditions within the markets that trade the Company’s stock. The assessment of each reporting unit compares the aggregate fair value to its carrying value, along with several valuation assumptions and methods in order to determine if any impairment was triggered as of the measurement date. If the qualitative assessment indicates that it is more likely than not that our goodwill is impaired, the Company performs a quantitative assessment to determine whether and what amount of goodwill is impaired. The quantitative assessment requires comparison of the fair value of the individual reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Notwithstanding the foregoing, the results of impairment testing on our intangible assets will have no impact on our tangible book value or regulatory capital levels. There is no guarantee that we may not be forced to recognize impairment charges in the future as operating and economic conditions change or as part of strategic divestitures. The recognition of a significant charge to earnings in our consolidated financial statements resulting from any impairment of our goodwill or other intangible assets could have a material adverse effect on our financial condition and results of operations.
We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment of assets, fair values, intangibles, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. Additionally, the adoption of CECL methodology for determining our allowance for credit losses in 2023 has increased the complexity, and associated risk, of the analysis and processes relying on management judgment.
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
In addition to well-known risks related to fraudulent activity, which take many forms, such as check "kiting" or fraud, wire fraud, and other dishonest acts, cybersecurity and privacy considerations could impact the Company's business. In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems to fraudulently induce associates, clients, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks to the Company includes attempted breaches not only of our own products, services, and systems, but also those of clients, contractors, business partners, vendors, and other third parties.
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
Our ability to attract and retain clients and key associates could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues: legal and regulatory requirements; the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; and potential conflicts of interest or ethical issues. Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses. In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers. Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

•Interest Rate Risk. Our net interest income, lending activities, deposits, hedging activities, and profitability could be negatively affected by volatility in interest rates caused by inflation, recession and other economic impacts stemming from a pandemic. Throughout 2023, the Federal Reserve increased the federal funds rate four times by a total of 100 basis points from the beginning of the year rate of 4.50% to the ending rate of 5.50% at December 31, 2023. The large and frequent rate increases have increased our funding costs and negatively affected market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term to maturity, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
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
The U.S. Treasury Department’s Office of Foreign Assets Control administers economic and trade sanctions against targeted foreign countries and regimes. These sanctions take many different forms and, based on their severity, can impact the global economy and could have an adverse effect on our business, financial condition, or results of operations.
Risks Related to Our Regulatory Environment
The financial services industry is highly regulated, and legislative or regulatory actions taken now or in the future may have a significant adverse effect on our operations.
The financial services industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect clients, depositors, the FDIC deposit insurance fund, and the banking system as a whole, but is not designed to protect our shareholders. We are subject to the regulation and supervision of the Federal Reserve, the FDIC and the CDB. The banking laws, regulations and policies applicable to us govern matters ranging from the maintenance of adequate capital, safety and soundness, mergers and changes in control to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, imposition of specific accounting requirements, establishment of new offices and the maximum interest rate that may be charged on loans.
We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2023 and may occur in 2024 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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
The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2023, our CRE 1 Concentration level was 127.5% and our CRE 2 Concentration level was 206.1% We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.
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
Such legal and regulatory activities could result in significant penalties and other negative impacts on our businesses and results of operations. At any given time, we can be involved in defending legal and regulatory proceedings and are subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated have increased over the last few years, and the global judicial, regulatory and political environment generally remains hostile to financial institutions. For example, the U.S. Department of Justice ("DOJ"), conditions the granting of cooperation credit in civil and criminal investigations of corporate wrongdoing on the company involved having provided to investigators all relevant facts relating to the individuals responsible for the alleged misconduct. The complexity of the federal and state regulatory and enforcement regimes in the U.S., means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Moreover, U.S. authorities have been increasingly focused on "conduct risk," a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.
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
The obligations associated with being a public company require significant resources and management attention, which increases our costs of operations and may divert focus from our business operations.
As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly after we no longer qualify as an emerging growth company.
We expect to incur substantial costs related to operating as a public company, and these costs may be higher now that we no longer qualify as an emerging growth company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, compliance with these reporting requirements and other SEC and the Nasdaq Global Select Market rules makes certain operating activities more time-consuming, and has caused us to incur significant new legal, accounting, insurance and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our operating strategy, which could prevent us from successfully implementing our strategic initiatives and improving our results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses and such increases will reduce our profitability.

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As a public company, we are required to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, we ceased to be an emerging growth company under the JOBS Act in 2023. Beginning in 2023, our independent registered public accounting firm was required to report on the effectiveness of our internal control over financial reporting.
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
As of December 31, 2023, our directors and executive officers beneficially owned an aggregate of 1,713,839 shares, or approximately 17.8% of our shares of common stock. Consequently, our management and board of directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 1C: CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company maintains an information security program (the “Program”) to identify, assess, and manage material risks to its business, operations, and assets related to cybersecurity threats. The Company leverages recognized security frameworks and guidelines, such as the National Institute of Standards and Technology Framework Cybersecurity Framework and Federal Financial Institution Examination Counsel ("FFIEC") guidelines, to organize, assess, and improve our Program. Key components of the Program include, among other things:
•Risk-based cybersecurity controls: As part of the Program, the Company maintains numerous administrative, technical, and physical controls that are calibrated based on risk and designed to protect the confidentiality, integrity, and availability of our information systems and data stored thereon.
•Cybersecurity incident response plan and testing: The Company has incident response plans that establish a structured approach for the Company’s response to cybersecurity incidents. To improve preparedness for a cybersecurity incident, we conduct tabletop exercises at least annually. These exercises are conducted by internal team members and in some instances with assistance from third-party experts.
•Training and education: We include cybersecurity training as part of our annual employee training program. Additional cybersecurity and privacy education and awareness are periodically provided to employees utilizing various delivery methods such as phishing campaigns, training sessions, and informational articles.
•Third-party service provider risk management: The Company’s third-party risk management program applies a risk-based approach to the assessment, onboarding, and ongoing due diligence of key third-party service providers, including the assessment and mitigation of cybersecurity-related risks.
•Engagement of third-party assessors and consultants: We periodically engage third-party experts and consultants to conduct assessments and tests of our security controls, such as penetration tests and framework assessments. The Company also engages a third-party managed detection and response service provider to monitor Company systems for cybersecurity threats.
We also consider cybersecurity-related risks, along with other top risks for the Company, as part of our overall enterprise risk management (“ERM”) process. Cybersecurity risks are included in the risk universe that the ERM function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of previously identified cybersecurity incidents, that have materially affected the Company, including our operations, or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material cybersecurity incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors.
Governance
The Company’s information security officer ("ISO") leads the Company’s overall cybersecurity function and currently reports to our Chief Operations Officer. The Company's current ISO has formal education in information technology and extensive work experience gained from over 10+ years in various technology leadership roles. Our executive leadership team is actively engaged in the oversight and strategic direction of our Program and meets with the ISO to review and discuss the Company’s Program, including emerging cybersecurity risks, threats, and industry trends.
Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk management oversight function and has delegated to the Audit Committee oversight of cybersecurity risks. The Audit Committee receives updates from the ISO and other Company management on cybersecurity matters at least annually. The Audit Committee reports findings and recommendations, as appropriate, to the full Board of Directors for consideration. The Audit Committee also receives information about cybersecurity risks as part of the Company’s ERM program and reporting. In addition, any cybersecurity incident assessed as being, or potentially becoming, material is escalated for further assessment and then reported to designated members of our senior management and, if necessary, the Audit Committee.

ITEM 2: PROPERTIES
Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates eighteen profit centers, which consists of fourteen boutique private trust bank offices with two locations in Arizona, eight locations in Colorado, three locations in Wyoming and one location in Bozeman, Montana; three loan production offices with one location in Ft. Collins, Colorado, one location in Greenwood Village, Colorado and one location in Phoenix, Arizona; and one trust office with one location in Century City, California. We own our locations in Jackson Hole, Pinedale, and Rock Springs, while all remaining locations are leased. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in eighteen locations (listed below) across Colorado, Arizona, Wyoming, Montana, and California:

Colorado	Arizona	Wyoming	Montana	California

Downtown Denver(1)	Phoenix	Jackson Hole	Bozeman	Century City(3)

Aspen	Phoenix(2)	Pinedale

Boulder	Scottsdale	Rock Springs

Cherry Creek

Denver Tech Center / Cherry Hills

Ft. Collins(2)

Greenwood Village(2)

Northern Colorado

Vail Valley

Broomfield
_____________________________
(1)Headquarters and co-location of profit center, product groups and support centers
(2)Loan production office
(3)Trust office
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
Holders of Record
As of March 12, 2024, there were approximately 126 holders of record of our common stock.
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
As a Colorado corporation, we are subject to certain restrictions on distributions under the Colorado Business Corporation Act. Generally, a Colorado corporation may not make a distribution to its shareholders if, after giving the distribution effect: (i) the corporation would not be able to pay its debts as they become due in the usual course of business, or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2023, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	664,876	$23.79	350,145
Equity compensation plans not approved by shareholders	—	—	—
Total	664,876		350,145
Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2023 through October 31, 2023	—	$—	—	—
November 1, 2023 through November 30, 2023	4,747	16.40	—	—
December 1, 2023 through December 31, 2023	—	—	—	—
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
We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming, Montana, and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners and portfolio managers, under the leadership of and/or president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, marketing, technology support, human capital, and accounting/finance services, which we refer to as support centers.
From 2004, when we opened our first profit center, until December 31, 2023, we have expanded our footprint into fourteen full service profit centers, three loan production offices, and one trust office located across five states. As of and for the year ended December 31, 2023, we had $2.98 billion in total assets, $82.7 million in total revenues and provided fiduciary and advisory services on $6.75 billion of assets under management ("AUM").
Recent Industry Developments
During March and April of 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, we believe the Bank remains stable with strong fundamentals including uninsured deposits lower than our peer average, at $852.8 million, or 33.7% of total deposits as of December 31, 2023. The Company has a low amount of held-to-maturity securities, which represent 2.5% of Total assets, and carries unrecognized losses amounting to 3.1% of Total shareholders’ equity as of December 31, 2023. We have limited exposure to commercial real estate (“CRE”) non-owner occupied office space which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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
•Net gain on loans accounted for under the fair value option—unrealized gains or losses on the fair value adjustments to held for investment loans on which the Bank has elected the fair value option of accounting. This also includes realized gains or losses on charge-offs and recoveries.
•Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, servicing fees for Main Street Lending Program (“MSLP”), loan prepayment penalty fees, loan interest rate swap fees, and other banking fees. Banking fees are primarily impacted by the level of business activities and cash movement activities of our clients.
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
Operating Segments
The Company’s reportable segments consist of Wealth Management and Mortgage. We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the Wealth Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 18 – Segment Reporting of the accompanying Notes to the Consolidated Financial Statements.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2023, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.
Results of Operations
Overview
The year ended December 31, 2023 compared with the year ended December 31, 2022. For the year ended December 31, 2023, we reported net income available to common shareholders of $5.2 million, compared to net income available to common shareholders for December 31, 2022 of $21.7 million, a $16.5 million, or 75.9% decrease. For the year ended December 31, 2023, our income before income tax was $7.1 million a $21.8 million, or 75.5%, decrease from December 31, 2022. The decrease was primarily driven by a $19.5 million decrease in net interest income, after provision for credit losses and a $5.7 million decrease in non-interest income, partially offset by a $3.5 million decrease in non-interest expense. The decrease in net interest income, after provision for credit losses, was primarily due to higher rates on deposits and borrowings resulting from increased market rates, an increase in the provision of credit losses due to $8.8 million of charge-offs, offset partially by an increase in interest and fees on loans resulting from loan growth and higher loan yields. The decrease in non-interest income was due to a $1.8 million decrease in net gain on mortgage loans driven by a slowdown in new lock volume associated with the rising interest rate environment, $1.2 million of impairment to the carrying value of a contingent consideration asset, and a $1.1 million increase in losses on loans accounted for under the fair value option recorded during the year ended December 31, 2023. The decrease in non-interest expense was primarily driven by lower salaries and benefits related to staffing reductions to better align with current revenue.
Net Interest Income
The year ended December 31, 2023 compared with the year ended December 31, 2022. For the year ended December 31, 2023, compared to the year ended December 31, 2022, net interest income, before the provision for credit losses, decreased $12.8 million, or 15.3%, to $71.1 million. This decrease was driven by a $300.3 million increase in average interest bearing deposit balances and a 269 bps increase in average rates paid on interest bearing deposits partially offset by a $340.5 million increase in average loans outstanding and a 102 bps increase in the average yield on loans. For the year ended December 31, 2023, our net interest margin was 2.62% and our net interest spread was 1.71%. For the year ended December 31, 2022, our net interest margin was 3.36% and our net interest spread was 3.02%.
The increase in average loans outstanding for the year ended December 31, 2023 compared to the same periods in 2022 was due to an increase in construction and development, non-owner occupied CRE, and residential mortgage offset by a decrease in cash, securities, and other, consumer and other, commercial and industrial, and owner occupied CRE. The growth in our construction and development portfolio was driven primarily by draws on existing commitments, partially offset by payoffs. Average loan yield was 5.43% for the year ended December 31, 2023, compared to 4.42% for the year ended December 31, 2022. The increase in loan yield during the period was primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.
Interest income on our investment securities portfolio increased as a result of higher average investment balances and higher average yield for the year ended December 31, 2023 compared to the same period in 2022. Our average investment securities balance during the year ended December 31, 2023 was $79.2 million, an increase of $5.0 million from the year ended December 31, 2022.
Interest expense on deposits increased during the year ended December 31, 2023 compared to the same period in 2022. Average rates on interest bearing deposits increased 269 basis points, consistent with the higher interest rate environment, while the growth in interest-bearing deposits was primarily driven by new and expanded deposit relationships and a shift in clients moving out of non-interest bearing products into higher yielding products.

The following table presents an analysis of net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	For the Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$117,562	$5,711	4.86%	$248,577	$2,235	0.90%
Federal funds sold	—	—	—	652	10	1.53
Investment securities(2)	79,150	2,463	3.11	74,104	2,053	2.77
Correspondent bank stock	8,285	620	7.48	5,033	381	7.57
Loans(3)	2,479,175	134,708	5.43	2,138,712	94,448	4.42
Mortgage loans held for sale(4)	11,499	721	6.27	15,639	722	4.62
Loans held at fair value	18,478	1,335	7.22	15,541	1,347	8.67
Interest-earning assets(5)	2,714,149	145,558	5.36	2,498,258	101,196	4.05
Allowance for credit losses	(21,468)			(14,678)
Noninterest-earning assets	125,401			122,663
Total assets	$2,818,082			$2,606,243
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$1,854,017	65,460	3.53	$1,553,758	13,012	0.84
FHLB and Federal Reserve borrowings	132,667	6,065	4.57	96,963	2,649	2.73
Subordinated notes	52,216	2,928	5.61	34,104	1,609	4.72
Total interest-bearing liabilities	2,038,900	74,453	3.65	1,684,825	17,270	1.03
Noninterest-bearing liabilities:
Noninterest-bearing deposits	510,506			670,299
Other liabilities	24,913			21,119
Total noninterest-bearing liabilities	535,419			691,418
Total shareholders’ equity	243,763			230,000
Total liabilities and shareholders’ equity	$2,818,082			$2,606,243
Net interest rate spread(6)			1.71			3.02
Net interest income(7)		$71,105			$83,926
Net interest margin(8)			2.62			3.36
_____________________________
(1)Average balance represents daily averages, unless otherwise noted.
(2)Represents monthly averages.
(3)Non-performing loans are included in the respective average loan balances. Income, if any, on such loans is recognized on a cash basis.
(4)Mortgage loans held for sale are included in the interest-earning assets above, with interest income recognized in the Interest and dividend income on loans, including fees line in the Consolidated Statements of Income. These balances are included in the margin calculations in these tables.
(5)Tax-equivalent yield adjustments are immaterial.
(6)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(7)Net interest income is the difference between income earned on interest-earning assets and expense paid on interest-bearing liabilities.
(8)Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Year Ended December 31, 2023
	Compared to 2022
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(Dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(6,365)	$9,841	$3,476
Federal funds sold	(10)	—	(10)
Investment securities	157	253	410
Correspondent bank stock	243	(4)	239
Loans	18,499	21,761	40,260
Mortgage loans held for sale	(260)	259	(1)
Loans held at fair value	212	(224)	(12)
Total increase in interest income	$12,476	$31,886	$44,362
Interest-bearing liabilities:
Interest-bearing deposits	10,601	41,847	52,448
FHLB and Federal Reserve borrowings	1,632	1,784	3,416
Subordinated notes	1,016	303	1,319
Total increase in interest expense	$13,249	$43,934	$57,183
Increase in net interest income	$(773)	$(12,048)	$(12,821)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the years ended December 31, 2023 and 2022, we recorded $10.4 million and $3.7 million, respectively, of provision for credit losses. The provision recorded for the year ended December 31, 2023 includes $8.8 million of charge-offs, a $3.8 million allowance recorded on non-performing loans, as well as general provisioning consistent with our net growth of the originated loan portfolio, partially offset by a $1.7 million provision release related to off-balance sheet commitments, as well as changes in our portfolio mix and reduced model loss rates used in our quantitative model, largely driven by the economic outlook scenario assuming a soft landing as compared to a more severe and deep recession previously forecasted.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The year ended December 31, 2023 compared with the year ended December 31, 2022. For the year ended December 31, 2023 compared to the year ended December 31, 2022, non-interest income decreased $5.7 million, or 20.7%, to $21.9 million. The decrease in non-interest income was primarily due as a result of a $1.8 million decrease in Net gain on mortgage loans driven by a slowdown in new lock volume on held for sale loans associated with the rising interest rate environment, $1.2 million of impairment to the carrying value of a contingent consideration asset recorded during the second quarter of 2023, and a $1.1 million increase in net losses on loans accounted for under the fair value option.

The following table presents the significant categories of our non-interest income during the periods presented:

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest income:
Trust and investment management fees	$18,788	$18,943	$(155)	(0.8)%
Net gain on mortgage loans	2,826	4,584	(1,758)	(38.4)
Net loss on loans held for sale	(178)	(12)	(166)	*
Bank fees	2,022	2,660	(638)	(24.0)
Risk management and insurance fees	919	1,231	(312)	(25.3)
Income on company-owned life insurance	378	349	29	8.3
Net gain on equity interests	—	7	(7)	(100.0)
Net loss on loans accounted for under the fair value option	(2,010)	(891)	(1,119)	*
Unrealized (loss)/gain recognized on equity securities	(22)	342	(364)	*
Other	(775)	477	(1,252)	*
Total non-interest income	$21,948	$27,690	$(5,742)	(20.7)
_____________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Trust and investment management fees— For the year ended December 31, 2023 compared to the same period in 2022, our trust and investment management fees decreased by $0.2 million, or 0.8%, to $18.8 million. The decrease was primarily attributable to account attrition within one profit center, partially offset by an increase in our fee structure.
Net gain on mortgage loans— For the year ended December 31, 2023 compared to the same period in 2022, our net gain on mortgage loans decreased by $1.8 million, or 38.4%, to $2.8 million. The decrease in net gain on mortgage loans was primarily driven by a slowdown in new lock volume on held for sale loans associated with the rising interest rate environment.
Net loss on loans held for sale— During the year ended December 31, 2023, the Company transferred $39.2 million of non-relationship loans held for investment to loans held for sale. Upon transfer of the loans, the Company recorded a net loss on loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of the rising interest rates on comparable loans in the market.
Bank fees— For the year ended December 31, 2023 compared to the same period in 2022, our bank fees decreased by $0.6 million or 24.0%. The decrease was primarily driven by decreased treasury management fees as a result of rising interest rates driving higher earnings credit on commercial operating balances, partially offset by higher loan fees as a result of prepayment and swap derivative activity.
Risk management and insurance fees— For the year ended December 31, 2023 compared to the same period in 2022, our risk management and insurance fees decreased by $0.3 million, or 25.3%, to $0.9 million.
Net loss on loans accounted for under the fair value option— The Company elected the fair value option on certain loans purchased in 2022. For the year ended December 31, 2023 compared to the same period in 2022, loans accounted for under the fair value option had an additional $1.1 million in net losses recorded. The increase was primarily attributable to net charge-offs during the period and, partially offset by improvement in fair value.
Unrealized (loss)/gain on Equity Securities— For the year ended December 31, 2023 compared to the same period in 2022, our unrealized gains on equity securities decreased by $0.4 million to an immaterial unrealized loss position as of December 31, 2023. The decrease was primarily driven by fair value adjustments on equity warrants.

Other— For the year ended December 31, 2023 compared to the same period in 2022, our other income decreased by $1.3 million. The decrease was primarily attributable to $1.2 million of impairment to the carrying value of a contingent consideration asset recorded during the second quarter of 2023, related to the sale of First Western Capital Management in 2020. The value was established using asset growth assumptions provided by the buyer, which had not materialized.
Non-Interest Expense
The year ended December 31, 2023 compared with the year ended December 31, 2022. The decrease in non-interest expense of 4.4% to $75.6 million for the year ended December 31, 2023, was primarily driven by lower Salaries and employee benefits related to staffing reductions to better align with current revenue and lower Technology and information system costs.
The following presents the significant categories of our non-interest expense for the periods presented:

	Year Ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Non-interest expense:
Salaries and employee benefits	$45,202	$48,248	$(3,046)	(6.3)%
Occupancy and equipment	7,597	7,520	77	1.0
Professional services	7,638	7,896	(258)	(3.3)
Technology and information systems	3,497	4,462	(965)	(21.6)
Data processing	4,539	4,285	254	5.9
Marketing	1,540	1,888	(348)	(18.4)
Amortization of other intangible assets	250	308	(58)	(18.8)
Net gain on assets held for sale	—	(4)	4	(100.0)
Net gain on sale of other real estate owned	—	(44)	44	(100.0)
Other	5,374	4,547	827	18.2
Total non-interest expense	$75,637	$79,106	$(3,469)	(4.4)
Salaries and employee benefits—The decrease in salaries and employee benefits of $3.0 million, or 6.3%, was primarily related to lower wages and employee benefits related to staffing reductions to better align with current revenue, partially offset by lower deferred compensation due to fewer loan originations.
Occupancy and equipment— The increase in occupancy and equipment of $0.1 million, or 1.0%, was primarily driven by an increase in leasehold improvement depreciation, partially offset by decreases in lease expense and variable lease costs.
Professional Services—The decrease in professional services of $0.3 million, or 3.3%, was driven by lower consulting and other professional fees, as the same period a year ago had additional expenses related to the acquisition of Teton and corporate activity to support the growth of the Company. The decrease was partially offset by higher FDIC insurance costs due to the increase in the assessment rate and growth in the balance sheet.
Technology and information systems— The decrease in technology and information systems of $1.0 million, or 21.6%, was primarily driven by reduced software costs related to the trust and investment management system enhancement completed in 2022 and lower infrastructure costs due to the Company bringing certain outsourced information technology support in-house.
Marketing— The decrease in marketing of $0.3 million, or 18.4%, was primarily driven by lower advertising costs as well as reduced client onboarding costs related to the Teton acquisition compared to the same period last year.
Other— The increase in other of $0.8 million, or 18.2%, was driven by increased subscription costs related to system and process improvements, and increased fees related to reciprocal deposit balance growth.

Income Tax
During the year ended December 31, 2023, the Company recorded an income tax provision of $1.8 million, reflecting an effective tax rate 26.0% During the year ended December 31, 2022, the Company recorded an income tax provision of $7.1 million, reflecting an effective tax rate of 24.7%.
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
The following presents key metrics related to our segments during the periods presented:

	Year Ended December 31, 2023
(Dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$79,082	$3,616	$82,698
Income before taxes	9,591	(2,530)	7,061
Profit margin	12.1%	(70.0)%	8.5%

	Year Ended December 31, 2022
(Dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$102,282	$5,652	$107,934
Income before taxes	31,268	(2,440)	28,828
Profit margin	30.6%	(43.2)%	26.7%
_____________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and for the periods presented:
Wealth Management

	As of and for the Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest and dividend income	$144,837	$100,474	$44,363	44.2%
Total interest expense	74,453	17,270	57,183	*
Provision for credit losses	10,355	3,682	6,673	*
Net interest income, after provision for credit losses(1)	60,029	79,522	(19,493)	(24.5)
Non-interest income	19,053	22,760	(3,707)	(16.3)
Total income before non-interest expense	79,082	102,282	(23,200)	(22.7)
Depreciation and amortization expense	2,370	2,193	177	8.1
All other non-interest expense	67,121	68,821	(1,700)	(2.5)
Income before income taxes	$9,591	$31,268	$(21,677)	(69.3)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,966,612	2,856,708	109,904	3.8
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(*)Represents percentages that are not meaningful due to being insignificant or exceeding 100%.

The Wealth Management segment reported income before income tax of $9.6 million for the year ended December 31, 2023, compared to $31.3 million, for the same period in 2022. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily attributable to a decrease in net interest income, after provision for credit losses. The decrease in net interest income, after provision for credit loss was primarily driven by an increase in average interest-bearing deposits and rates, partially offset by an increase in interest income. The provision for credit losses for the year ended December 31, 2023 increased $6.7 million to $10.4 million compared to $3.7 million for the same period in 2022, primarily due an increase in an allowance on individually analyzed loans. As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.
Mortgage

	As of and for the Year Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Total interest and dividend income	$721	$722	$(1)	(0.1)%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses(1)	721	722	(1)	(0.1)
Non-interest income	2,895	4,930	(2,035)	(41.3)
Total income before non-interest expense	3,616	5,652	(2,036)	(36.0)
Depreciation and amortization expense	33	42	(9)	(21.4)
All other non-interest expense	6,113	8,050	(1,937)	(24.1)
Loss before income tax	$(2,530)	$(2,440)	$(90)	3.7
Total assets	$8,850	$10,040	$(1,190)	(11.9)
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.

The Mortgage segment reported a loss before income tax of $2.5 million for the year ended December 31, 2023, compared to a loss before income tax of $2.4 million for the same period in 2022. The overall decrease in non-interest income was primarily driven by a slowdown in new lock volume on held for sale loans associated with rising interest rates, which continue to impact loan demand. The decrease in non-interest expense was driven by a reduction in headcount to better align the operations functions with the slowdown in volume.

Financial Condition
The following table presents our condensed Consolidated Balance Sheets as of the dates noted:

	December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$254,442	$196,512	$57,930	29.5%
Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0 (fair value of $66,617 and $74,718), respectively	74,102	81,056	(6,954)	(8.6)
Loans (includes $13,726 and $23,321 measured at fair value, respectively)	2,530,915	2,469,413	61,502	2.5
Allowance for credit losses(1)	(23,931)	(17,183)	(6,748)	39.3
Loans, net of allowance	2,506,984	2,452,230	54,754	2.2
Loans held for sale at fair value	—	1,965	(1,965)	(100.0)
Mortgage loans held for sale, at fair value	7,254	8,839	(1,585)	(17.9)
Goodwill and other intangible assets, net	31,854	32,104	(250)	(0.8)
Company-owned life insurance	16,530	16,152	378	2.3
Other assets	84,296	77,890	6,406	8.2
Total assets	$2,975,462	$2,866,748	$108,714	3.8

Deposits	$2,529,039	$2,405,229	$123,810	5.1
Borrowings	178,051	199,018	(20,967)	(10.5)
Other liabilities	25,634	21,637	3,997	18.5
Total liabilities	2,732,724	2,625,884	106,840	4.1
Total shareholders’ equity	242,738	240,864	1,874	0.8
Total liabilities and shareholders’ equity	$2,975,462	$2,866,748	$108,714	3.8
_____________________________
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
Cash and cash equivalents increased by $57.9 million, or 29.5%, to $254.4 million as of December 31, 2023 compared to December 31, 2022. The increase in liquidity was driven primarily by deposit growth, offset partially by loan growth.
Investments decreased by $7.0 million, or 8.6%, to $74.1 million as of December 31, 2023 compared to December 31, 2022. The decrease is due to held-to-maturity securities payments received throughout 2023.
Loans, net of allowance increased by $54.8 million, or 2.2%, to $2.51 billion as of December 31, 2023 compared to December 31, 2022. The increase was driven by net portfolio growth, primarily in the construction and development, non-owner occupied commercial real estate, and residential mortgage portfolios. The growth in our construction and development portfolio was driven primarily by draws on existing commitments, partially offset by payoffs.

Mortgage loans held for sale decreased $1.6 million, or 17.9%, to $7.3 million as of December 31, 2023 compared to December 31, 2022. The decrease was driven by a reduction in loan origination volume primarily driven by a slowdown in new lock volume associated with the rising interest rate environment.
Goodwill and other intangible assets, net decreased by $0.3 million, or 0.8%, to $31.9 million as of December 31, 2023 compared to December 31, 2022. The decrease was driven by amortization on intangible assets.
Other assets increased by $6.4 million, or 8.2%, to $84.3 million as of December 31, 2023 compared to December 31, 2022. The increase was primarily driven by an increase in tax receivable of $3.7 million related to estimated tax payments made during the year, the addition of hedge swap collateral of $0.8 million and swap derivative assets of $0.8 million, and contributions to the Company's low-income housing tax credit ("LIHTC) investments of $1.1 million and bank technology fund investments of $0.8 million, partially offset by a decrease of $1.5 million of a contingent consideration asset, primarily driven by the $1.2 million impairment to the carrying value of the contingent consideration asset recorded during the second quarter of 2023.
Deposits increased $123.8 million, or 5.1%, to $2.53 billion as of December 31, 2023 compared to December 31, 2022. The increase was primarily attributable to new and expanded deposit relationships.
Money market deposit accounts increased $50.1 million, or 3.7%, to $1.39 billion as of December 31, 2023 compared to December 31, 2022. Time deposit accounts increased $272.4 million, or 121.5%, to $496.5 million as of December 31, 2023. Negotiable order of withdrawal ("NOW") accounts decreased $87.3 million, or 37.2%, to $147.5 million compared to December 31, 2022. The decrease in NOW accounts was primarily attributable to a mix shift from lower yielding deposit products into higher yielding products as clients seek higher rates for excess liquidity.
Borrowings decreased $21.0 million, or 10.5%, to $178.1 million as of December 31, 2023 compared to December 31, 2022. The decrease is primarily driven by a decline in FHLB borrowing reliance as a result of increased deposits.
Total shareholders’ equity increased $1.9 million, or 0.8%, to $242.7 million as of December 31, 2023. The increase is primarily due to Net income for the year and a $2.4 million increase in Additional paid-in capital driven by stock-based compensation expense, partially offset by a $5.3 million net reduction to Retained earnings as a result of the adoption of ASU 2016-13 for Current Expected Credit Losses ("CECL").

Assets Under Management

	Year Ended
	December 31,
(Dollars in millions)	2023	2022
Managed Trust Balance as of Beginning of Period	$1,802	$2,204
New relationships	10	41
Closed relationships	(11)	(24)
Contributions	51	12
Withdrawals	(277)	(292)
Market change, net	338	(139)
Ending Balance	$1,913	$1,802
Yield*	0.18%	0.19%

Directed Trust Balance as of Beginning of Period	$1,285	$1,309
New relationships	—	7
Closed relationships	(5)	(4)
Contributions	214	122
Withdrawals	(40)	(22)
Market change, net	168	(127)
Ending Balance	$1,622	$1,285
Yield*	0.07%	0.90%

Investment Agency Balance as of Beginning of Period	$1,618	$2,063
New relationships	56	61
Closed relationships	(82)	(61)
Contributions	78	120
Withdrawals	(240)	(294)
Market change, net	177	(271)
Ending Balance	$1,607	$1,618
Yield*	0.77%	0.77%

Custody Balance as of Beginning of Period	$493	$633
New relationships	9	16
Closed relationships	(20)	(1)
Contributions	90	80
Withdrawals	(109)	(192)
Market change, net	82	(43)
Ending Balance	$545	$493
Yield*	0.04%	0.04%

401(k)/Retirement Balance as of Beginning of Period	$909	$1,143
New relationships	3	14
Closed relationships	(4)	(45)
Contributions	124	112
Withdrawals	(101)	(96)
Market change, net	135	(219)
Ending Balance(1)	$1,066	$909
Yield*	0.15%	0.18%

Total Assets Under Management as of Beginning of Period	$6,107	$7,352
New relationships	78	139
Closed relationships	(122)	(135)
Contributions	557	446
Withdrawals	(767)	(896)
Market change, net	900	(799)
Total Assets Under Management	$6,753	$6,107
Yield*	0.28%	0.31%
_____________________________
*Trust and investment management fees divided by period-end balance.
(1)AUM reported for the current period are one quarter in arrears.
Assets under management increased $646.0 million, or 10.6%, to $6.75 billion for the year ended December 31, 2023. The increase was primarily attributable to improving market conditions year-over-year resulting in an increase in the value of assets under management balances.

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
The Company reassessed classification of investment securities and, effective April 1, 2022, elected to transfer all securities, fair valued at $58.7 million, from available-for-sale to held-to-maturity. The related unrealized loss of $2.3 million included in other comprehensive income on April 1, 2022 remained in other comprehensive income and is being amortized out over the remaining term of the securities. No gain or loss was recorded at the time of transfer. As of December 31, 2023, all of our investment securities were classified as held-to-maturity.
The following tables present the amortized cost and estimated fair value of our investment securities as of the dates noted:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses(1)
Investment securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") – commercial	5,836	9	(377)	5,468	—
Corporate collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS")	3,783	—	(238)	3,545	—
Total securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)
___________________________
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Investment securities held-to-maturity:
U.S. Treasury debt	$243	$—	$(9)	$234
Corporate bonds	23,819	—	(2,453)	21,366
GNMA mortgage-backed securities – residential	39,426	—	(2,800)	36,626
FNMA mortgage-backed securities – residential	6,708	—	(506)	6,202
GMO and MBS – commercial	6,786	13	(403)	6,396
CMO and MBS	4,074	—	(180)	3,894
Total securities held-to-maturity	$81,056	$13	$(6,351)	$74,718

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of December 31, 2023. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$253	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,078	0.30	19,395	1.23	214	0.01
GNMA mortgage-backed securities – residential	—	—	66	*	—	—	34,513	1.14
FNMA mortgage-backed securities – residential	—	—	—	—	1,116	0.02	4,919	0.13
Government CMO and MBS – commercial	—	—	178	0.01	1,579	0.07	4,079	0.13
Corporate CMO and MBS	—	—	—	—	415	0.03	3,368	0.18
Total held-to-maturity	$253	—%	$4,322	0.31%	$22,505	1.35%	$47,093	1.59%

	Maturity as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity
U.S. Treasury debt	$—	—%	$243	* %	$—	—%	$—	—%
Corporate bonds	—	—	1,991	0.11	21,548	1.20	280	0.01
GNMA mortgage-backed securities – residential	—	—	103	*	—	—	39,323	1.22
FNMA mortgage-backed securities – residential	—	—	—	—	1,334	0.02	5,374	0.12
Government CMO and MBS – commercial	—	—	47	*	1,200	0.04	5,539	0.14
Corporate CMO and MBS	—	—	—	—	26	*	4,048	0.19
Total held-to-maturity	$—	—%	$2,384	0.11%	$24,108	1.26%	$54,564	1.68%
_____________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities

On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS as well as bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.4 million at December 31, 2023 and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the year ended December 31, 2023:

December 31, 2023	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(2)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.
(2) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2023 and December 31, 2022, we had mortgage loans held for sale of $7.3 million and $8.8 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment and elected the fair value option to account for these loans. As of December 31, 2023, the Company has $13.7 million in loans accounted for under the fair value option with an unpaid principal balance of $14.1 million. As of December 31, 2022, the Company had $23.3 million in loans accounted for under the fair value option with an unpaid principal balance $23.4 million. See Note 16 – Fair Value in the Notes to Consolidated Financial Statements.

As of December 31, 2023, the Company has $4.2 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.
The following presents our loan portfolio by type of loan as of the dates noted:

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$139,947	5.6%	$165,559	6.7%
Consumer and Other	27,028	1.1	26,070	1.0
Construction and Development	345,516	13.7	285,627	11.7
1-4 Family Residential	927,965	36.9	899,722	36.8
Non-Owner Occupied CRE	543,692	21.6	493,134	20.2
Owner Occupied CRE	195,861	7.8	214,189	8.8
Commercial and Industrial	337,180	13.3	361,791	14.8
Total loans held for investment at amortized cost	$2,517,189	100.0%	$2,446,092	100.0%
Loans accounted for under the fair value option(2)	13,726		23,321
Total loans held for investment	$2,530,915		$2,469,413
Mortgage loans held for sale, at fair value(3)	$7,254		$8,839
Loans held for sale, at fair value	—		1,965
_____________________________
(1)Includes PPP loans of $4.2 million and $6.9 million as of December 31, 2023 and 2022, respectively.
(2)Includes $14.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under the fair value option loans as of December 31, 2023 and 2022, respectively.
(3)Includes $7.1 million and $8.8 million of unpaid principal balance of mortgage loans held for sale as of December 31, 2023 and 2022, respectively.
•Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $4.2 million and $6.9 million as of December 31, 2023 and 2022, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $14.1 million and $23.4 million as of December 31, 2023 and December 31, 2022, respectively.
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

•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.1 million and $5.9 million as of December 31, 2023 and 2022, respectively, are included in this category.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, excluding deferred fees, and unamortized premiums/(unaccreted discounts), as of the dates noted, are summarized in the following tables:

	As of December 31, 2023
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$70,558	(1)	$67,101	(1)	$1,611	$677	$139,947
Consumer and Other	18,425		6,175		1,206	1,222	27,028
Construction and Development	106,993		180,210		51,253	7,060	345,516
1-4 Family Residential	43,275		172,349		34,053	678,288	927,965
Non-Owner Occupied CRE	34,328		334,516		161,669	13,179	543,692
Owner Occupied CRE	13,491		93,844		79,610	8,916	195,861
Commercial and Industrial	120,061		187,240		29,879	—	337,180
Total loans	$407,131		$1,041,435		$359,281	$709,342	$2,517,189
Loans accounted for under the fair value option	105		13,163		458	—	13,726
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
Amounts with fixed rates	141,485		699,578		235,132	23,903	1,100,098
Amounts with floating rates	265,751		355,020		124,607	685,439	1,430,817
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
_____________________________
(1)Includes PPP loans.

	As of December 31, 2022
(Dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$58,461	(1)	$104,848	(1)	$1,565	$685	$165,559
Consumer and Other	16,955		6,570		1,495	1,050	26,070
Construction and Development	71,046		199,632		14,694	255	285,627
1-4 Family Residential	25,862		179,207		34,205	660,448	899,722
Non-Owner Occupied CRE	34,341		258,327		185,297	15,169	493,134
Owner Occupied CRE	6,427		81,499		114,734	11,529	214,189
Commercial and Industrial	94,513		218,043		49,235	—	361,791
Total loans	$307,605		$1,048,126		$401,225	$689,136	$2,446,092
Loans accounted for under the fair value option	17		22,563		741	—	23,321
Total loans	$307,622		$1,070,689		$401,966	$689,136	$2,469,413
Amounts with fixed rates	126,298		505,084		202,062	86,872	920,316
Amounts with floating rates	181,324		565,605		199,904	602,264	1,549,097
Total loans	$307,622		$1,070,689		$401,966	$689,136	$2,469,413
_____________________________
(1)Includes PPP loans.

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
In 2021, the deferral period ended for all non-acquired loans previously modified and payments resumed under the original terms. As of December 31, 2023, the Company's loan portfolio included 41 non-acquired loans which were previously modified under the loan modification program, totaling $71.3 million. Through the Teton acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of December 31, 2023, there were 14 of these loans, totaling $2.9 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2023. Non-acquired COVID modified loans are included in the allowance for credit losses. Management has increased our loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Interest receivable is excluded from the estimate of credit losses.
The following table presents the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023, disaggregated by class of financing receivable and type of concession granted during the period. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$2,123	$183	$—	0.7%
Total	$—	$—	$2,123	$183	$—

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the period ended December 31, 2023:

(Dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	Reduced the amortized cost basis of the loan by $185 thousand	—	Added a weighted-average 2.8 years to the life of the loan, which reduced monthly payment amounts for the borrower
Commercial and Industrial	—	—	Six months of interest payments were deferred to the maturity of the loan. Principal payment of $988 thousand was deferred 0.6 years
Commercial and Industrial	—	—	Added a weighted-average 0.5 years to the life of the loan
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. During the year ended December 31, 2022, we recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on a collateral dependent loan. We sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of December 31, 2023 and December 31, 2022, we did not own any OREO properties.
The amount of lost interest for non-accrual loans was $6.4 million and $0.2 million for each of the years ended December 31, 2023 and 2022, respectively. The Company recorded $8.8 million and $0.2 million of charge-offs, net of recoveries, during the year ended December 31, 2023 and December 31, 2022, respectively.
We had amortized cost of $50.8 million and $12.1 million in non-performing assets as of December 31, 2023 and December 31, 2022, respectively. The increase in non-performing assets is primarily related to the addition of $42.2 million in loans, under one relationship, during the third quarter of 2023.

The following presents the amortized cost basis of non-performing loans as of the dates indicated:

	As of December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$4
Consumer and Other	7,504	5
Construction and Development	2,719	201
1-4 Family Residential	3,016	—
Owner Occupied CRE	3,980	1,165
Commercial and Industrial	31,893	10,762
Total non-accrual loans	50,816	12,137
Total non-performing assets	$50,816	$12,137
Non-accrual loans to total loans(1)	2.02%	0.50%
Non-performing assets to total assets	1.71%	0.43%
Allowance for credit losses to non-accrual loans(2)	47.09%	139.14%
Accruing loans 90 or more days past due	$285	$25
_____________________________
(1)Excludes mortgage loans held for sale of $7.3 million and $8.8 million as of December 31, 2023 and 2022, respectively. Excludes $14.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of December 31, 2023 and 2022, respectively.
(2)Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
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

As of December 31, 2023 and December 31, 2022, non-performing loans of $50.8 million and $12.1 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of December 31, 2023
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$138,243	$—	$1,704	$—	$—	$139,947
Consumer and Other(2)	19,528	—	7,500	—	13,726	40,754
Construction and Development	328,454	14,343	2,719	—	—	345,516
1-4 Family Residential	924,949	—	3,016	—	—	927,965
Non-Owner Occupied CRE	538,693	4,999	—	—	—	543,692
Owner Occupied CRE	191,881	—	3,980	—	—	195,861
Commercial and Industrial	302,276	649	34,255	—	—	337,180
Total	$2,444,024	$19,991	$53,174	$—	$13,726	$2,530,915

	As of December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities and Other(1)	$165,555	$—	$4	$—	$—	$165,559
Consumer and Other(2)	26,065	—	5	—	23,321	49,391
Construction and Development	285,426	—	201	—	—	285,627
1-4 Family Residential	899,722	—	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	—	361,791
Total	$2,431,770	$2,185	$12,137	$—	$23,321	$2,469,413
_____________________________
(1)Includes PPP loans of $4.2 million and $6.9 million as of December 31, 2023 and 2022, respectively.
(2)Includes $13.7 million and $23.3 million of loans held for investment accounted for under fair value option as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2023 and December 31, 2022 was $10.8 million and $9.8 million, respectively.
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
CECL requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of December 31, 2023, the Company held $208.2 million in acquired loans with $2.0 million in allowance for credit losses as well as $3.9 million in unamortized discounts.

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

The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of four quarters. Subsequent to the four quarter period, the Company reverts to its historical loss rate and historical prepayment and curtailment speeds on a straight-line basis over a four quarter reversion period.

The Company applies qualitative factors to capture losses that are expected but may not be adequately reflected in the quantitative model described above. Qualitative adjustments are made based on management’s assessment of the risks that may lead to a future credit loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

ACL - held-to-maturity securities: Held-to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Corporate bonds and Corporate CMO.

ACL - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance.

The ACL represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of December 31, 2023 is based on a slightly improved macro-economic forecast assuming a soft landing as compared to assumptions previously used as of January 1, 2023 projecting the likelihood of a deeper recession. As a result, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.5 million release of provision on pooled loans for the year ended December 31, 2023. The allowance on credit losses on non-performing loans was $3.8 million as of December 31, 2023.

The following presents summary information regarding our allowance for credit losses for the periods presented:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Average loans outstanding(1)(2)	$2,479,175	$2,138,712
Total loans outstanding at end of period(3)	$2,517,189	$2,446,092
Allowance for credit losses at beginning of period	$17,183	$13,732
Impact of adopting ASU 2016-13	3,470
Provision for credit losses(4)	12,077	3,682
Charge-offs:
Cash, Securities, and Other	—	(1)
Consumer and Other	(101)	(262)
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	(8,737)	(71)
Total charge-offs	(8,838)	(334)
Recoveries:
Cash, Securities, and Other	—	—
Consumer and Other	22	103
Construction and Development	—	—
1-4 Family Residential	13	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	4	—
Total recoveries	39	103
Net (charge-offs) recoveries	(8,799)	(231)
Allowance for credit losses at end of period	$23,931	$17,183
Allowance for credit losses to total loans(4)	0.95%	0.70%
Net charge-offs to average loans	0.35	—
_____________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $11.5 million and $15.6 million for the years ended December 31, 2023 and 2022, respectively. Excludes average outstanding balances of loans held for investment accounted for under the fair value option of $18.5 million and $15.5 million for the years ended December 31, 2023 and 2022, respectively.
(3)Excludes mortgage loans held for sale of $7.3 million and $8.8 million as of December 31, 2023 and 2022, respectively. Includes $4.0 million and $7.1 million in bank originated PPP loans as of December 31, 2023 and 2022, respectively, and $0.3 million and $0.7 million of acquired PPP loans as of December 31, 2023 and 2022, respectively. Excludes $14.1 million and $23.4 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of December 31, 2023 and 2022, respectively.
(4)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.

The following represents the allocation of the allowance for credit losses among loan categories and other summary information. The allocation for credit losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories.

	As of December 31,
	2023		2022
(Dollars in thousands)	Amount	%(2)	Amount(1)	%(2)
Cash, Securities and Other	$961	5.6%	$1,198	6.7%
Consumer and Other	124	1.1	191	1.0
Construction and Development	7,945	13.7	2,025	11.7
1-4 Family Residential	4,370	36.9	6,309	36.8
Non-Owner Occupied CRE	2,325	21.6	3,490	20.2
Owner Occupied CRE	1,034	7.8	1,510	8.8
Commercial and Industrial	7,172	13.3	2,460	14.8
Total allowance for credit losses	$23,931	100.0%	$17,183	100.0%
_____________________________
(1)Allowance for credit loss amounts for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(2)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposure
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance. Refer above for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following table presents the changes in the ACL on unfunded loan commitments:

	December 31, 2023
	Amount	%
Beginning balance	$419	19.2%
Impact of adopting ASU 2016-13	3,481	159.8
(Release) provision for credit losses	(1,722)	(79.1)
Ending balance	$2,178	100.0%

Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net for the year ended December 31, 2023, increased $0.5 million from December 31, 2022.

Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $123.8 million, or 5.1%, to $2.53 billion as of December 31, 2023 from December 31, 2022. The increase was driven primarily by new and expanded relationships. Total average deposits for the year ended December 31, 2023 were $2.36 billion, an increase of $140.5 million, or 6.3%, compared to $2.22 billion as of December 31, 2022.
The following table presents the average balances and average rates paid on deposits during the periods presented:

	For the Year Ended December 31,
	2023		2022
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,296,139	3.86%	$1,060,258	1.00%
NOW accounts	177,522	0.38	297,134	0.18
Uninsured time deposits	63,813	3.68	52,457	1.26
Other time deposits	297,286	4.16	112,967	1.12
Total time deposits	361,099	4.08	165,424	1.16
Savings accounts	19,257	0.06	30,942	0.04
Total interest-bearing deposits	1,854,017	3.53	1,553,758	0.84
Noninterest-bearing accounts	510,506		670,299
Total deposits	$2,364,523	2.77%	$2,224,057	0.59%
Average noninterest-bearing deposits to average total deposits was 21.6% and 30.1% for the years ended December 31, 2023 and 2022, respectively.
Our average cost of funds was 2.92% and 0.73% during the years ended December 31, 2023 and 2022, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment, a highly competitive deposit market, and an increase in short-term borrowings which provided additional liquidity for funding the growth in the balance sheet.
Total money market accounts as of December 31, 2023 were $1.39 billion, an increase of $50.1 million, or 3.7%, compared to $1.34 billion as of December 31, 2022. NOW accounts decreased $87.3 million, or 37.2%, to $147.5 million compared to December 31, 2022.
Total time deposits as of December 31, 2023 were $496.5 million, an increase of $272.4 million, or 121.5%, compared to December 31, 2022.
The following table presents the amount of certificates of deposit by time remaining until maturity as of December 31, 2023:

(Dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$37,774	$26,227	$26,085	$3,770	$93,856
Other	133,218	107,907	83,402	78,069	402,596
Total	$170,992	$134,134	$109,487	$81,839	$496,452

Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2023 and December 31, 2022, borrowings totaled $178.1 million and $199.0 million, respectively. On January 1, 2022, the Company redeemed subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. On December 5, 2022, the Company completed the issuance and sale of subordinated notes totaling $20.0 million in aggregate principal amount. The issuance included $0.5 million of issuance costs resulting in a net balance of $19.5 million as of December 31, 2022.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. As of December 31, 2023, the Company has pledged a par value of $44.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowings is based on the one year overnight swap rate plus 10 basis points but no lower than the interest rate on reserve balances in effect on the day the loan is made and is fixed over the term of the advance based on the date of the advance.
The decrease in other borrowings is primarily attributed to a decline in FHLB borrowing reliance as a result of increased deposits. Additionally, attributable to the paydown of loans in the Paycheck Protection Program Loan Facility ("PPPLF") from the Federal Reserve with a year end balance of $3.5 million. Borrowing from the PPPLF facility is expected to trend in the same direction as the PPP loan balances. The following table presents balances of each of the borrowing facilities as of the dates noted:

	December 31,
(Dollars in thousands)	2023	2022
Borrowings
FHLB borrowings	$91,175	$141,498
Federal Reserve borrowings	34,536	5,388
Subordinated notes	52,340	52,132
Total	$178,051	$199,018
FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2023 and December 31, 2022 amounted to $1.31 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $656.6 million as of December 31, 2023.

As of and for the Year Ended December 31,
(Dollars in thousands)	2023
Short-term borrowings
Maximum outstanding at any month-end during the period	$343,100
Balance outstanding at end of period	91,175
Average outstanding during the period	102,184
Average interest rate during the period	5.08%
Average interest rate at the end of the period	5.58
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10 million and $19 million. As of December 31, 2023 and 2022, there were no amounts outstanding on any of the federal funds lines.

Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2023 and December 31, 2022, the Company was in compliance with the covenant requirements.
Derivatives

Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of December 31, 2023 was $50.0 million.

Derivatives Not Designated as Hedges: During the year ended December 31, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of December 31, 2023 was $30.3 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table presents, during the periods shown, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods presented.

	Average Percentage for the Year Ended December 31,
	2023	2022
Sources of Funds:
Deposits:
Noninterest-bearing	18.12%	25.72%
Interest-bearing	65.79	59.62
FHLB and Federal Reserve borrowings	4.71	3.72
Subordinated notes	1.85	1.31
Other liabilities	0.88	0.81
Shareholders’ equity	8.65	8.82
Total	100.00%	100.00%
Uses of Funds:
Total loans	87.21%	81.49%
Investment securities	2.81	2.84
Correspondent bank stock	0.29	0.19
Mortgage loans held for sale	0.41	0.60
Loans held at fair value	0.66	0.60
Interest-bearing deposits in other financial institutions	4.17	9.54
Federal funds sold	—	0.03
Noninterest-earning assets	4.45	4.71
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	21.59%	30.14%
Average loans to total average deposits	104.85	96.16
Average interest-bearing deposits to total average deposits	78.41	69.86
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $1.9 million, or 0.8%, to $242.7 million as of December 31, 2023 compared to December 31, 2022. The increase is primarily due to net income.
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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2023 and December 31, 2022, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios for the dates noted:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$234,738	10.29%
Consolidated	218,150	9.40	212,229	9.28
CET1 to risk-weighted assets
Bank	244,390	10.54	234,738	10.29
Consolidated	218,150	9.40	212,229	9.28
Total capital to risk-weighted assets
Bank	265,391	11.45	252,398	11.06
Consolidated	292,151	12.59	282,889	12.37
Tier 1 capital to average assets
Bank	244,390	8.71	234,738	8.65
Consolidated	218,150	7.77	212,229	7.81
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
The following presents future contractual obligations to make future payments for the periods presented:

	As of December 31, 2023
(Dollars in thousands)	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$122,172	$—	$3,539	$—		$125,711
Subordinated notes	—	—	—	52,340	(1)	52,340
Time deposits	414,613	44,670	37,169	—		496,452
Minimum lease payments	3,506	4,165	2,429	1,436		11,536
Total	$540,291	$48,835	$43,137	$53,776		$686,039
_____________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented:

	December 31,		December 31,
	2023		2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$86,398	$540,255	$211,285	$601,202
Standby letters of credit	13,922	12,094	8,571	16,737
Commitments to make loans to sell	18,917	—	13,553	—
Commitments to make loans	5,275	7,115	20,895	81,663
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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect reported amounts of assets, liabilities, income, and expenses. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. Estimates are evaluated on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
We have identified our Allowance for Credit Losses ("ACL"), Goodwill, and Fair Value Measurement as being critical because our policies require management to use significant judgement and use subjective and complex measurements about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
Our accounting policies and procedures, including those identified as being critical, are described in further detail in Note 1 – Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.
ACL: Our ACL policies govern the processes and procedures used to estimate potential for credit losses in our loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.
ACL - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We perform periodic and systematic detailed reviews of our loan portfolio to assess overall collectability. The level of the ACL on loans reflects our estimate of the losses expected in the loan portfolio over the assets’ contractual term. As of December 31, 2023, the ACL had an ending balance of $23.9 million compared to the prior year ending balance of $17.2 million, which is prior to the adoption of ASU 2016-13.
The ACL is an estimate that is subject to uncertainty due to the various assumptions and judgments used in the estimation process. The estimate is based on our quantitative discounted cash flow models using economic forecasts including; HPI, GDP, and national unemployment. Potential changes in any one economic variable may or may not affect the overall allowance because a variety of economic variables and inputs are considered in estimating the allowance, and changes in those variables and inputs may not occur at the same rate, may not be consistent across product types and may have offsetting impacts to other changing variables and inputs.

Additionally, our ACL model adjusts for qualitative factors in addition to historical information and our economic forecast. Management considered factors that are likely to cause estimated credit losses and differ from historical loss experience. The factors management reviews include acquired loan underwriting, residential mortgage debt-to-income, macroeconomic factors, concentration of our loan portfolio, negative probability of default, classified loan trends, non-core loans, loan to value ratios, and CRE exposure.
See Note 4 – Loans and the Allowance For Credit Losses for further details of the factors considered by us in estimating the necessary level of the ACL for loans.
Goodwill: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. We have acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies.
We are required to assess our goodwill for impairment on an annual basis, or more frequently if deemed necessary. We have selected October 31 as the date to perform our annual impairment test. The test is performed at the reporting unit level by applying a fair value-based test using discounted estimated future net cash flows. Impairment exists when the carrying amount of the goodwill exceeds estimated fair values. The estimate is considered to have a low level of uncertainty unless a triggering event occurs. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competitive environment, negative trends in overall financial performance, legal or regulatory proceedings, loss of key personnel, and change in strategy or sustained decreases in share value.
We performed a quantitative goodwill impairment test as of October 31, 2023 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The quantitative impairment testing involves management judgment, using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and the income approach (discounted cash flow ("DCF") method). In applying these methodologies, the Company utilizes several factors, including actual operating results, future business plans, economic projections and market data. The Company provided a five year forecast for the analysis based on the historical growth we have experienced, in addition, we provided a stressed scenario which forecasted growth using assumptions similar to the economic environment in 2023. Both scenarios produced an estimated fair value that exceeded the carrying value of goodwill. After the company recorded the impact of a loan related subsequent event, Management updated the Goodwill impairment analysis as of December 31, 2023.
Significant negative industry or economic trends, including declines in the market price of our stock, reduced estimates of future cash flows or business disruptions could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material impact on our financial condition and results of operation. Management will continue evaluating the economic conditions at future reporting periods for triggering events.
Goodwill totaled $30.4 million as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there has not been any impairment of goodwill identified or recorded. See Note 6 – Goodwill and Other Intangible Assets for further information on Goodwill.
Fair Value Measurements: Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The amount of management judgement and uncertainty involved when determining the fair value of a financial instrument is dependent on the availability of quoted market prices or other observable inputs. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. Items measured at fair value are classified as Level 1, Level 2, or Level 3 of the fair value hierarchy dependent on the amount of information available.
Financial assets and liabilities that we record at fair value on a reoccurring basis include equity securities, equity warrants, financial guarantee asset and liability, derivatives, mortgage related derivatives, loans held for investment accounted for under fair value, mortgage loans held for sale, and loans held for sale.

As of December 31, 2023, $23.8 million or 0.80% of our total assets and $1.1 million or 0.04%, of our total liabilities were recorded at fair value on a recurring basis. As of December 31, 2022, $36.1 million or 1.26% of our total assets and none of our total liabilities were recorded at fair value on a recurring basis.
Additionally, other assets and liabilities may be recorded at fair value on a nonrecurring basis including Other Real Estate Owned ("OREO") or Collateral Dependent Loans. These typically result in Level 3 classification of the inputs for determining fair value. See Note 16 – Fair Value for further details on the estimates and assumptions used and assets and liabilities valued at fair measurements.

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
The following presents the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario.

	As of December 31, 2023		As of December 31, 2022
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(5.19)%	(11.03)%	(2.26)%	(9.99)%
100	(2.82)	(5.90)	(1.13)	(5.09)
Base	—	—	—	—
-100	2.38	3.16	1.08	2.07
-200	8.27	(5.27)	4.33	(4.27)
The model simulations as of December 31, 2023 imply that our balance sheet is more liability sensitive compared to our balance sheet as of December 31, 2022.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-61 of this Annual Report on Form 10-K.
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2024 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for allowance for credit losses effective January 1, 2023, due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”) on Loans – Modeling Techniques and Qualitative Adjustments

As disclosed in Notes 1 and 4 and the explanatory paragraph above, on January 1, 2023, the Company adopted ASC 326 which replaced the probable incurred loss methodology with a current expected credit loss (“CECL”) methodology. As of January 1, 2023, the Company recorded a reduction in retained earnings, net of tax of $5.3 million as a cumulative-effect adjustment using a modified retrospective approach. The cumulative effect adjustment for the ACL on loans was $3.5 million. As of December 31, 2023, the Company’s ACL on loans was $23.9 million and provision for credit losses on loans was $12.1 million for the year then ended.

The Company primarily uses a discounted cash flow ("DCF") methodology using the amortized cost method (excluding interest) to calculate the ACL on loans, which the Company has applied to identified loan segments with similar risk characteristics. The methodology incorporates loan-level information with pool-level assumptions to produce individual expected cash flows for each loan within a segment. The forecasted pool-level assumptions are impacted by a mix of macroeconomic factors not limited to, but including gross domestic product, national unemployment rates, and housing price indices. The modeling technique selected requires management to use significant judgment and use subjective and complex measurements about matters that are inherently uncertain. Changes in the assumptions used in the estimate may not occur at the same rate, may not be consistent in across product types, and may have offsetting impacts to other changing variables and inputs, which could have a material effect on the Company’s financial results.

The Company also utilizes qualitative adjustments to account for credit losses that are not inherently considered in the quantitative analyses. These adjustments are subjectively selected by management and are based on factors that are likely to cause estimated credit losses that differ from historical loss experience.

The audit procedures performed over the modeling techniques used to develop the ACL model and qualitative adjustments have been identified as a critical audit matter due to the high degree of auditor judgment and significant audit effort including the use of internal credit and valuation specialists in evaluating the model due to its complexity.

Our audit procedures to address this critical audit matter primarily included the following:

•Tested the operating effectiveness of controls over the modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of both adoption date of January 1, 2023 and as of December 31, 2023, including:

•The Company's ACL committee's oversight and approval of management's application of accounting policies, selection and implementation of modeling techniques, and evaluation of qualitative adjustments determined by management.
•The Company’s ACL committee’s review and approval of the qualitative adjustments used, and the relevance and reliability of the data used therein.
•Management’s controls over the completeness and accuracy of the data and reasonableness of such data utilized in the determination of ACL on loans.
•Management's controls over third-party model validation and testing of model performance including the conceptual soundness and viability of the modeling techniques selected.

•Substantively tested management’s application of the selected modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of both adoption date of January 1, 2023 and as of December 31, 2023, including:

•Evaluated the appropriateness of the accounting policies, modeling techniques employed, including but not limited to evaluating their conceptual soundness and evaluated the reasonableness of significant assumptions and judgments used the evaluation of ACL on loans.
•Evaluated the reasonableness of management’s assumptions and judgments used in the determination of the qualitative adjustments.
•Evaluated the reliability and relevancy of data used as a basis for the qualitative adjustments.
•Tested the completeness and accuracy of the data utilized in management’s ACL methodology to derive the ACL on loans.
•Utilized internal valuation services as specialists to assist in evaluating the model performance, including conceptual soundness and viability of the modeling techniques deployed in the Company's ACL model.

/s/ Crowe LLP

We have served as the Company's auditor since 2013.

Denver, Colorado
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited First Western Financial Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements") and our report dated March 15, 2024 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe LLP

Denver, Colorado
March 15, 2024

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$7,284	$4,926
Interest-bearing deposits in other financial institutions	247,158	191,586
Total cash and cash equivalents	254,442	196,512

Held-to-maturity securities, at amortized cost, net of allowance for credit losses of $71 and $0 (fair value of $66,617 and $74,718), respectively	74,102	81,056
Correspondent bank stock, at cost	7,155	7,110
Mortgage loans held for sale, at fair value	7,254	8,839
Loans held for sale, at fair value	—	1,965
Loans (includes $13,726 and $23,321 measured at fair value, respectively)	2,530,915	2,469,413
Allowance for credit losses(1)	(23,931)	(17,183)
Loans, net	2,506,984	2,452,230
Premises and equipment, net	25,256	25,118
Accrued interest receivable	11,428	10,445
Accounts receivable	5,095	4,873
Other receivables	4,467	1,973
Goodwill and other intangible assets, net	31,854	32,104
Deferred tax assets, net	6,407	6,914
Company-owned life insurance	16,530	16,152
Other assets	24,488	21,457
Total assets	$2,975,462	$2,866,748

Liabilities
Deposits:
Noninterest-bearing	$482,579	$583,092
Interest-bearing	2,046,460	1,822,137
Total deposits	2,529,039	2,405,229
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	125,711	146,886
Subordinated notes	52,340	52,132
Accrued interest payable	3,793	1,125
Other liabilities	21,841	20,512
Total liabilities	2,732,724	2,625,884

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,581,183 and 9,495,440 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	192,894	190,494
Retained earnings	51,042	51,887
Accumulated other comprehensive loss	(1,198)	(1,517)
Total shareholders’ equity	242,738	240,864
Total liabilities and shareholders’ equity	$2,975,462	$2,866,748
(1) Allowance for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$135,429	$95,170
Loans accounted for under the fair value option	1,335	1,347
Investment securities	2,463	2,053
Interest-bearing deposits in other financial institutions	5,711	2,245
Dividends, restricted stock	620	381
Total interest and dividend income	145,558	101,196

Interest expense:
Deposits	65,460	13,012
Other borrowed funds	8,993	4,258
Total interest expense	74,453	17,270
Net interest income	71,105	83,926
Less: Provision for credit losses(1)	10,355	3,682
Net interest income, after provision for credit losses	60,750	80,244

Non-interest income:
Trust and investment management fees	18,788	18,943
Net gain on mortgage loans	2,826	4,584
Net loss on loans held for sale	(178)	(12)
Bank fees	2,022	2,660
Risk management and insurance fees	919	1,231
Income on company-owned life insurance	378	349
Net gain on equity interests	—	7
Net loss on loans accounted for under the fair value option	(2,010)	(891)
Unrealized (loss)/gain recognized on equity securities	(22)	342
Other	(775)	477
Total non-interest income	21,948	27,690
Total income before non-interest expense	82,698	107,934

Non-interest expense:
Salaries and employee benefits	45,202	48,248
Occupancy and equipment	7,597	7,520
Professional services	7,638	7,896
Technology and information systems	3,497	4,462
Data processing	4,539	4,285
Marketing	1,540	1,888
Amortization of other intangible assets	250	308
Net gain on assets held for sale	—	(4)
Net gain on sale of other real estate owned	—	(44)
Other	5,374	4,547
Total non-interest expense	75,637	79,106
Income before income taxes	7,061	28,828
Income tax expense	1,836	7,130
Net income available to common shareholders	$5,225	$21,698

Earnings per common share:
Basic	0.55	2.29
Diluted	0.54	2.23
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2023	2022
Net income	$5,225	$21,698
Other comprehensive (loss)/income:
Unrealized losses on available-for-sale securities	—	(2,591)
Income tax effect	—	638
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	354	283
Income tax effect	(93)	(70)
Unrealized gain on cash flow hedge	77	—
Income tax effect	(19)	—
Total other comprehensive income/(loss)	319	(1,740)
Comprehensive income	$5,544	$19,958
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2022	9,419,271	$188,629	$30,189	$223	$219,041

Net income	—	—	21,698	—	21,698
Other comprehensive loss, net of tax and reclassifications	—	—	—	(1,740)	(1,740)
Settlement of share awards	67,860	(876)	—	—	(876)
Options exercised	8,309	179	—	—	179
Stock-based compensation	—	2,562	—	—	2,562
Balance, December 31, 2022	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	190,494	46,568	(1,517)	235,545

Net income	—	—	5,225	—	5,225
Other comprehensive income, net of tax and reclassifications	—	—	—	319	319
Dissolution of RSI entity	—	751	(751)	—	—
Settlement of share awards	73,483	(439)	—	—	(439)
Options exercised	12,260	245	—	—	245
Stock-based compensation	—	1,843	—	—	1,843
Balance, December 31, 2023	9,581,183	$192,894	$51,042	$(1,198)	$242,738
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$5,225	$21,698
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	(14)	130
Stock dividends received on correspondent bank stock	(620)	(381)
Provision for credit losses(1)	10,355	3,682
Loss on loans held for sale	178	12
Net gain on mortgage loans	(2,826)	(4,584)
Origination of mortgage loans held for sale	(276,045)	(439,682)
Proceeds from mortgage loans	280,462	466,988
Loss/(Gain) on disposal of fixed assets	8	(21)
Depreciation and amortization	2,377	2,012
Net amortization of purchase accounting adjustments	457	55
Deferred income tax expense	2,057	557
Increase in cash surrender value of company-owned life insurance	(378)	(349)
Stock-based compensation	1,843	2,562
Gain on assets held for sale	—	(4)
Gain on sale of other real estate owned	—	(44)
Change in fair value of equity securities	22	(342)
Change in fair value of loans accounted for under the fair value option	2,010	891
Net changes in operating assets and liabilities:
Change in accounts receivable	(307)	426
Change in accrued interest receivable and other assets	(4,513)	(3,647)
Change in accrued interest payable and other liabilities	1,589	(1,681)
Net cash provided by operating activities	21,880	48,278
Cash flows from investing activities
Activity in available-for-sale securities:
Maturities, prepayments, and calls	—	3,218
Purchases	—	(9,000)
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	7,243	9,040
Purchases	—	(31,189)
Purchases of correspondent bank stock	(40,819)	(13,999)
Redemption of correspondent bank stock	41,394	9,854
Contributions to low-income housing tax credit investments	(1,140)	(214)
Loan and note receivable originations and principal collections, net	(110,151)	(487,973)
Purchases of premises and equipment	(2,347)	(2,967)
Proceeds from loans held for sale previously classified as loans held for investment	40,602	—
Purchase of loans	(1,173)	(36,115)
Proceeds from sale of assets held for sale	—	125
Proceeds from sale of other real estate owned	—	422
Net cash used in investing activities	(66,391)	(558,798)
Cash flows from financing activities
Net change in deposits	123,810	199,555
Payments to Federal Home Loan Bank borrowings	(1,572,743)	(545,920)
Proceeds from Federal Home Loan Bank borrowings	1,482,419	677,418
Payments to Federal Reserve borrowings	(292,511)	(23,241)
Proceeds from Federal Reserve borrowings	361,660	—
Payments on subordinated notes	—	(6,575)
Proceeds from subordinated notes, net of issuance costs	—	19,509
Proceeds from the exercise of stock options	245	179
Settlement of restricted stock	(439)	(876)
Net cash provided by financing activities	102,441	320,049

Net change in cash and cash equivalents	57,930	(190,471)
Cash and cash equivalents, beginning of year	196,512	386,983
Cash and cash equivalents, end of period	$254,442	$196,512

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(in thousands)

Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$71,785	$16,500
Income tax payment	2,907	5,242
Cash paid for lease liabilities	3,163	3,354
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	39,221	1,985
Adoption of ASU 2016-13, net of tax	5,319	—
Dissolution of RSI entity	751	—
Change in unrealized (loss)/gain on available-for-sale securities	—	(2,591)
Lease right-of-use-asset obtained in exchange for lease liabilities	2,992	801
Transfer of securities from available-for-sale to held-to-maturity	—	58,727
Transfer from loans to other real estate owned	—	378
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Basis of Presentation: The consolidated financial statements include the accounts of First Western Financial, Inc. ("FWFI"), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the "Company," "we," "us," or "our").
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the "Bank"). The Bank wholly owns First Western Merger Corporation ("Merger Corp."), which is therefore indirectly wholly-owned by FWFI. RRI, LLC ("RRI"), which was wholly owned by the Bank, was dissolved on February 3, 2023. Ryder, Stilwell Inc. ("RSI"), which was wholly owned by FWFI, was dissolved on March 21, 2023.
The Company provides a fully-integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson Hole, Pinedale, and Rock Springs). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.
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
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. Material estimates that are particularly susceptible to significant change include: the determination of the allowance for credit losses, the evaluation of goodwill impairment, and the fair value of financial instruments.
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2023 and December 31, 2022, 76.1% and 77.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

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
Equity mutual funds are recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Unrealized gain/(loss) recognized on equity securities line of the Consolidated Statements of Income.
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
Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Prior to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"), credit declines in the fair value of available-for-sale securities and held-to-maturity securities below their cost that are deemed to be other-than-temporary are recorded in earnings as realized losses in Non-interest income.
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
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Corporate bonds and Corporate CMO and MBS. Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.
Correspondent Bank Stock: Correspondent bank stock includes stock in the Federal Home Loan Bank of Topeka ("FHLB"), Federal Reserve Bank ("FRB"), and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB and FRB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB and FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2023 and 2022. Both cash and stock dividends are reported as income when received.

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
Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs and recoveries, net of deferred costs (fees) and unamortized premiums/(unaccreted discounts), and the allowance for credit losses. Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees, net of certain direct origination costs on commitments and letters of credit, are amortized to interest income over the commitment period.
The Company assigns a Credit Risk Rating ("CRR") to each loan in the portfolio. The Company's risk grading system is consistent with the grades used by regulatory agencies. The CRR is assessed whenever new information impacting the loan is received and factors impacting the CRR are not always related to financial metrics, including; industry, economy, management, competition and business model changes. The Company's risk ratings are summarized into the following categories; pass, special mention, substandard, and doubtful. See Note 4 - Loans and the Allowance for Credit Losses for definitions of these risk ratings. The following summarizes our loan portfolio by type of loan and the associated risks.
•Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $4.2 million and $6.9 million as of December 31, 2023 and 2022, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $14.1 million and $23.4 million as of December 31, 2023 and December 31, 2022, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.1 million and $5.9 million as of December 31, 2023 and 2022, respectively, are included in this category.

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
Allowance for Credit Losses (“ACL”), subsequent to adoption of ASU 2016-13: On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model.
ACL - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, expanded for certain call codes into separate segments based on risk characteristics.
The ACL for pooled loans are estimated using a discounted cash flow (“DCF”) methodology using the amortized cost basis (excluding interest) for all loans modeled within a performing pool of loans. The DCF analysis pairs loan-level term information, for example, maturity date, payment amount, interest rate, with top-down pool assumptions such as default rates, prepayment speeds, to produce individual expected cash flows for every instrument in the segment. The results are then aggregated to produce segment level results and reserve requirements for each segment based on similar risk characteristics.
The quantitative DCF model also incorporates forward-looking macroeconomic information over a reasonable and supportable period of four quarters. Subsequent to the four quarter period, the Company reverts to its historical loss rate and historical prepayment and curtailment speeds on a straight-line basis over a four quarter reversion period. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications. Annually the Company performs a rate study which updates the prepayment and curtailment rates used in the DCF model.
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Qualitative adjustments to historical loss data are made based on management’s assessment of the risks that may lead to a future credit loss or differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, changes in environmental and economic conditions, or other relevant factors.

ACL - off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance.
Allowance for Loan Losses, prior to the adoption of ASU-2016-13: The Company’s allowance for loan losses is an estimate of the probable incurred credit losses and is comprised of (i) the allowance for loan losses and (ii) the reserve for unfunded commitments. The reserve for unfunded commitments is included in Other liabilities in the accompanying Consolidated Balance Sheets and the loan balances in the accompanying Consolidated Balance Sheets are reported net of the allowance for loan losses. The allowance for loan losses is established through a provision for credit losses, which is a noncash charge to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses.
The allowance for loan losses is comprised of specific credit loss reserves and general credit loss reserves. The impairment of a specific loan is measured based either on (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, or (ii) the fair value of the underlying collateral, less costs to sell, if the repayment is expected to be provided predominantly by the sale of the underlying collateral. Specific impairments are measured on a loan-by-loan basis if risk characteristics are unique to an individual borrower. The general credit loss reserve covers non-impaired loans and is established by evaluating the incurred loss on homogenous pools of loans, not specifically reviewed for impairment as noted above, that have common risk characteristics. The general credit loss reserve is based on historical loss experiences adjusted for nine qualitative factors on all loans in the portfolio not considered impaired. Certain factors are applied to each pool and certain factors are applied to all non-individually reviewed loans.
The reserve for unfunded commitments represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include commercial and standby letters of credit, unused lines of credit, and unfunded loan commitments expected to be funded, unless the obligation is unconditionally cancellable by the Company.
The process used to determine the reserve for unfunded commitments is consistent with the process for determining the allowance for credit losses, adjusted for estimated funding probabilities. Changes to the level of the reserve for unfunded commitments are recognized through the provision for credit losses for off-balance sheet credit exposures, included in the non-interest other expense line of the Consolidated Statements of Income.
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
Premises and Equipment: Premises and equipment are carried at cost, net of accumulated depreciation, with the exception of artwork and land, which are carried at cost. The Company owns land and three buildings located in Wyoming. The buildings are depreciated over their useful life, ranging from 25 to 50 years. Leasehold improvements are depreciated using the straight-line method and recognized over the shorter of the lease term or estimated useful lives of the assets, ranging from 7 to 15 years. Furniture/equipment and software are depreciated using the straight-line method and recognized over the estimated useful lives of the assets, ranging from 3 to 7 years.

Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their estimated fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on an accelerated basis over periods representing the estimated remaining lives of the assets of one to ten years and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. After the company recorded the impact of a loan related subsequent event, Management updated the Goodwill impairment analysis as of December 31, 2023. As of December 31, 2023, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.
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
Other Receivables: Other accounts receivables represents miscellaneous receivables that are not presented separately in the Consolidated Balance Sheets.
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
The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All of the contracts to which the Company is a party settle monthly or quarterly. In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each dealer counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of taxes, which subsequent to being transferred to held-to-maturity securities, are amortized with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Other comprehensive income also includes unrealized gains and losses on cash flow hedges, net of taxes, which are also recognized as a separate component of equity.
Earnings per Common Share: Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during each period. See Note 12 – Earnings Per Common Share for the common share equivalents that have been included and excluded from the calculation of earnings per common share.
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
Deposit Concentrations: Total deposits have some concentration through third party networks or sources. As of December 31, 2023 $1.00 billion or 39.6% of Total deposits were made up of reciprocal deposits and $165.4 million or 6.5% were sourced through deposit brokers. As of December 31, 2023, 23.9% of our total deposits consisted of our 10 largest depositors.
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
Bank Term Funding Program: On March 12, 2023, in response to two large bank failures, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors. The additional funding has been made available through the creation of a new

Bank Term Funding Program (“BTFP”), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets valued at par as collateral. The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. See Note 9 – Borrowings for details on the Company’s borrowings.
Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16 – Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Operating Segments: Operating segments are components of a Company where the chief operating decision maker regularly reviews separate financial information to evaluate performance and decide how to allocate resources. Management has determined that the Company's reportable segments consist of Wealth Management and Mortgage. The Company measures the overall profitability of operating segments based on income before income tax. See Note 18 – Segment Reporting for further discussion.
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts for the years ended December 31, 2023 and 2022. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022 are considered in scope of Topic 606.
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

Certain of the Company’s assets and liabilities are indexed to LIBOR, with exposure extending beyond December 31, 2023. In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk and business risk for the Company. The Company developed a LIBOR transition plan, which addressed governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The company no longer originates LIBOR indexed loans and has transitioned existing LIBOR loans to SOFR. As of December 31, 2023, all loans indexed to LIBOR have been converted to the new index. Consumer indexed loans are being managed in accordance with Interagency Guidance.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2023.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326); Troubled Debt Restructurings (“TDR”) and Vintage Disclosures. This ASU was effective for the Company on January 1, 2023. The amendments eliminate the TDR recognition and measurement guidance and instead require an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan (consistent with accounting for other modifications). The amendments also enhance existing disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023. Refer to Note 4 – Loans and the Allowance for Credit Losses for additional information on the required disclosures.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326 - Measurement of Credit Losses on Financial Instruments, as amended) ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology is applicable to the measurement of credit losses on the financial assets measured at amortized cost, including loan receivables, available for sale debt securities, and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.
The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method with no adjustments to prior period comparative financial statements for all financial assets measured at amortized cost and off-balance sheet credit exposure as well as held to maturity securities. In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. Upon adoption the Company recorded a decrease to retained earnings of $5.3 million, net of tax. The total transition adjustment prior to the tax impact included $3.5 million related to allowance for credit losses on loans, $3.5 million related to off-balance sheet commitments, and $0.1 million related to held-to-maturity securities. Results for reporting periods beginning on or after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The following table illustrates the day one adoption impact of ASU 2016-13:

(dollars in thousands)	Balance at January 1, 2023 (before adjustment)	Cumulative effect adjustment amount	Balance January 1, 2023 (after adjustment)
Assets
Allowance for credit losses: loans	$(17,183)	$(3,470)	$(20,653)
Allowance for credit losses: held-to-maturity securities	—	(71)	(71)
Deferred tax assets, net	6,914	1,703	8,617

Liabilities
Allowance for credit losses on off-balance sheet exposures	419	3,481	3,900

Shareholders’ equity
Retained earnings, net of tax	51,887	(5,319)	46,568

Recently issued accounting pronouncements, not yet adopted: The following reflects recently issued accounting pronouncements and the impact thereof to the Company.
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
On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which provides additional transparency into a company's' reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for companies with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Companies must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company expects to adopt this standard beginning with its first quarter ending March 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures, which enhances a company's income tax disclosures to include additional information related to rate reconciliations and income taxes paid. This guidance is effective for companies with fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt this standard beginning January 1, 2025. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
NOTE 2 – INVESTMENT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

December 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses(1)
Investment securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government CMO and MBS - commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS(2)	3,783	—	(238)	3,545	—
Total securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology.
(2) Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.

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
Net amortization of premiums and discounts related to mortgage securities during each of the years ended December 31, 2023 and 2022 totaled an immaterial amount and $0.1 million, respectively, and is included in Net interest income in the Consolidated Statements of Income.
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
As of December 31, 2023, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

December 31, 2023	Amortized Cost	Fair Value
Due within one year	$253	$242
Due between one year and five years	4,078	3,844
Due between five years and ten years	19,395	16,630
Due after ten years	214	193
Securities (CMO and MBS)	50,233	45,708
Total	$74,173	$66,617

During year ended December 31, 2022, the Company committed $6.0 million in total to two bank technology funds. During the year ended December 31, 2023, the Company made $0.8 million in contributions to both partnerships and received a $0.1 million return on investment. During the year ended December 31, 2022, the Company made $1.3 million in contributions to both partnerships and received a $0.1 million return on investment. As of December 31, 2023, the Company held a balance of $2.0 million which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.0 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million in contributions to the SBIC fund during the year ended December 31, 2023. During the year ended December 31, 2022, the Company did not make any contributions to the SBIC fund and received a $0.1 million return of capital. As of December 31, 2023 and 2022, the Company held a balance of $2.2 million and $2.0 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.8 million in future SBIC investments.
As of December 31, 2023, securities with market values totaling $45.1 million were pledged to secure various public deposits and credit facilities of the Company, including $39.3 million pledged under the BTFP program (refer to Note 1 – Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2022, securities with carrying values of $22.6 million were pledged to secure various public deposits and credit facilities of the Company.
As of December 31, 2023, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity. As of December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any securities during the years ended December 31, 2023 or 2022.
Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. The Company's non-government backed securities are paying within the agreed upon terms and there are no securities on non-accrual status. Accrued interest receivable on held-to-maturity debt securities totaled $0.4 million at December 31, 2023 and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the year ended December 31, 2023:

December 31, 2023	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption(2)	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.
(2) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information on our credit loss methodology
The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of December 31, 2023, there were no held-to-maturity securities past due or on non-accrual.

NOTE 3 – CORRESPONDENT BANK STOCK
The following table presents the Company’s investments in correspondent bank stock, as of the dates noted:

	December 31,
(Dollars in thousands)	2023	2022
FHLB	$7,123	$7,078
BBW	32	32
Total	$7,155	$7,110
NOTE 4 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following table presents a summary of the Company’s loans at amortized cost as of the dates noted:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Cash, Securities and Other	$139,947	$165,559
Consumer and Other	27,028	26,070
Construction and Development	345,516	285,627
1-4 Family Residential	927,965	899,722
Non-Owner Occupied CRE	543,692	493,134
Owner Occupied CRE	195,861	214,189
Commercial and Industrial	337,180	361,791
Total	2,517,189	2,446,092
Allowance for credit losses(1)	(23,931)	(17,183)
Total, net	2,493,258	2,428,909
Loans accounted for under the fair value option(2)	13,726	23,321
Loans, net	$2,506,984	$2,452,230
_____________________________
(1)Allowance for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
(2)Includes $14.1 million and $23.4 million of unpaid principal balance of loans held for investment measured at fair value as of December 31, 2023 and December 31, 2022 respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 16 – Fair Value.

As of December 31, 2023 and 2022, total loans held for investment included $208.2 million and $230.4 million, respectively, of performing loans purchased through mergers or acquisitions.
As of December 31, 2023 the Cash, Securities, and Other portion of the loan portfolio included $4.2 million of SBA Paycheck Protection Program (“PPP”) loans, or 3.0% of the total category. As of December 31, 2022, the Cash, Securities, and Other portion of the loan portfolio included $6.9 million of PPP loans, or 4.2% of the total category.
As of December 31, 2023, the Company’s Commercial and Industrial loans included three Main Street Lending Program (“MSLP”) loans with the net carrying amount of $5.1 million, or 1.5% of the total category. Two of these loans are risk rated Substandard with one of those on non-accrual after a modification was completed during the fourth quarter of 2023. The remaining MSLP loan is risk rated Pass. As of December 31, 2022, the Company’s Commercial and Industrial loans included five MSLP loans with the net carrying amount of $5.9 million, or 1.6% of the total category.

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
As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last 2 years prior to the loan modification.
In 2021, the deferral period ended for all non-acquired loans previously modified and payments have resumed under the original terms. As of December 31, 2023, the Company’s loan portfolio included 41 non-acquired loans which were previously modified under the loan modification program, totaling $71.3 million. Through the Teton Acquisition, the Company acquired loans which were previously modified and are still in their deferral period. As of December 31, 2023, there were 14 of these loans, totaling $2.9 million.
All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2023. These loans are included in the allowance for credit loss general reserve in accordance with ASU 2016-13. Management continues to focus on loan level reviews and portfolio monitoring to address the changing environment. Management believes the diversity of the loan portfolio is prudent and remains consistent with the credit culture and goals of the Bank.
Interest accrued during the modification term on modified loans is deferred to the end of the loan term. Accrued interest receivable is excluded from the estimate of credit losses.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities and Other	$—	$76	$1,704	$1,780	$138,167	$139,947	$—	$139,947
Consumer and Other	676	11	7,504	8,191	18,837	27,028	13,726	40,754
Construction and Development	—	1,500	—	1,500	344,016	345,516	—	345,516
1-4 Family Residential	1,093	—	2,722	3,815	924,150	927,965	—	927,965
Non-Owner Occupied CRE	—	—	—	—	543,692	543,692	—	543,692
Owner Occupied CRE	—	—	3,980	3,980	191,881	195,861	—	195,861
Commercial and Industrial	19,305	1,085	29,180	49,570	287,610	337,180	—	337,180
Total	$21,074	$2,672	$45,090	$68,836	$2,448,353	$2,517,189	$13,726	$2,530,915

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities and Other	$1,735	$539	$4	$2,278	$163,281	$165,559	$—	$165,559
Consumer and Other	657	5	5	667	25,403	26,070	23,321	49,391
Construction and Development	—	—	201	201	285,426	285,627	—	285,627
1-4 Family Residential	1,752	—	5	1,757	897,965	899,722	—	899,722
Non-Owner Occupied CRE	1,071	—	—	1,071	492,063	493,134	—	493,134
Owner Occupied CRE	1,165	—	—	1,165	213,024	214,189	—	214,189
Commercial and Industrial	4,858	10,648	1,319	16,825	344,966	361,791	—	361,791
Total	$11,238	$11,192	$1,534	$23,964	$2,422,128	$2,446,092	$23,321	$2,469,413
(1)Refer to Note 16 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of December 31, 2023 , the Company had one loan, totaling $0.3 million, in the 1-4 Family Residential portfolio that was more than 90 days delinquent and accruing interest. As of December 31, 2022, the Company had one loan, totaling an immaterial amount, in the Commercial and Industrial portfolio that was more than 90 days delinquent and accruing interest.
The following table presents the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the year ended December 31, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(Dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$2,123	$183	$—	0.7%
Total	$—	$—	$2,123	$183	$—

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the period ended December 31, 2023:

	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	Reduced the amortized cost basis of the loan by $185 thousand	—	Added a weighted-average 2.8 years to the life of the loan, which reduced monthly payment amounts for the borrower
Commercial and Industrial	—	—	Six months of interest payments were deferred to the maturity of the loan. Principal payment of $988 thousand was deferred 0.6 years
Commercial and Industrial	—	—	Added a weighted-average 0.5 years to the life of the loan
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

	December 31, 2023
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	4	7,504	—
Construction and Development	2,719	2,719	—
1-4 Family Residential	578	3,016	285
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,355	31,893	—
Total	$7,360	$50,816	$285
(1) As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.
The following presents the recorded investment in non-accrual loans by class as of the date noted (dollars in thousands):

December 31, 2022
Cash, Securities and Other	$4
Consumer and Other	146
Construction and Development	201
Owner Occupied CRE	1,165
Commercial and Industrial	10,833
Total	$12,349

The following presents impaired loans by portfolio and related valuation allowance as of the periods presented (in thousands):

	December 31, 2022
	Total Recorded Investment	Unpaid Contractual Principal Balance	Allowance for Loan Losses
Impaired loans with no related valuation allowance:
Cash, Securities, and Other	$4	$4	$—
Construction and Development	201	201	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,165	1,165	—
Commercial and Industrial	10,833	10,833	—
Total	$12,203	$12,203	$—

Total impaired loans:
Cash, Securities, and Other	$4	$4	$—
Consumer and Other	—	—	—
Construction and Development	201	201	—
Commercial and Industrial	10,833	10,833	—
1-4 Family Residential	—	—	—
Owner Occupied CRE	1,165	1,165	—
Total	$12,203	$12,203	$—
The Company recognized $0.2 million of interest income on non-accrual loans during the year ended December 31, 2023. The Company recognized an immaterial amount of interest income on non-accrual loans during the year ended December 31, 2022.
Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted (dollars in thousands):

	As of December 31, 2023
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	7,500	7,500
Construction and Development	2,719	—	—	2,719
1-4 Family Residential	3,016	—	—	3,016
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	31,893	31,893
Total	$9,715	$1,704	$39,393	$50,812
Charge-offs
The Company recorded $8.8 million and $0.2 million of charge-offs, net of recoveries, during the year ended December 31, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses
Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2023 and December 31, 2022 was $10.8 million and $9.8 million, respectively, presented in Accrued interest receivable on the Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of December 31, 2023 is based on a slightly improved macro-economic forecast assuming a soft landing as compared to assumptions previously used as of January 1, 2023 projecting the likelihood of a deeper recession. As a result, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.5 million release of provision on pooled loans for the year ended December 31, 2023. The allowance on credit losses on non-performing loans was $3.8 million as of December 31, 2023.
Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the gross loan activity in the allowance for credit losses by portfolio segment during the periods presented (dollars in thousands):

	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the year ended December 31, 2023:
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
Provision (release) for credit losses	(430)	(94)	1,239	856	(476)	(372)	11,354	12,077
Charge-offs	—	(101)	—	—	—	—	(8,737)	(8,838)
Recoveries	—	22	—	13	—	—	4	39
Ending balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931

	Cash, Securities and Other		Consumer and Other		Construction and Development		1-4 Family Residential		Non-Owner Occupied CRE		Owner Occupied CRE		Commercial and Industrial		Total
Changes in allowance for loan losses for the year ended December 31, 2022(1):
Beginning balance	$1,598		$266		$1,092		$3,553		$2,952		$1,292		$2,979		$13,732
(Recovery of)/provision for loan losses	(399)		84		933		2,756		538		218		(448)		3,682
Charge-offs	(1)		(262)		—		—		—		—		(71)		(334)
Recoveries	—		103		—		—		—		—		—		103
Ending balance	$1,198		$191		$2,025		$6,309		$3,490		$1,510		$2,460		$17,183

Allowance for loan losses as of December 31, 2022 allocated to loans evaluated for impairment(1):
Individually	$—		$—		$—		$—		$—		$—		$—		$—
Collectively	1,198		191		2,025		6,309		3,490		1,510		2,460		17,183
Ending balance	$1,198		$191		$2,025		$6,309		$3,490		$1,510		$2,460		$17,183

Loans as of December 31, 2022, evaluated for impairment(1):
Individually	$4		$—		$201		$—		$—		$1,165		$10,833		$12,203
Collectively	165,666		26,539		288,296		898,154		496,776		214,891		350,195		2,440,517
Measured at fair value	—		23,415		—		—		—		—		—		23,415
Ending balance	$165,670	$—	$49,954	$—	$288,497	$—	$898,154	$—	$496,776	$—	$216,056	$—	$361,028	$—	$2,476,135
(1)The allowance for credit losses for periods prior to the ASU 2016-13 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP which presented loan balances gross rather than amortized cost.

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
The following table presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of December 31, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table.

	Term Loans Amortized Cost by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$69,602	$138,243
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$71,306	$139,947
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$614	$2,013	$647	$633	$797	$24	$14,800	$19,528
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	7,500	7,500
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	10,469	2,544	614	99	—	—	13,726
Total Consumer and Other	$614	$12,482	$3,191	$1,247	$896	$24	$22,300	$40,754
Current year-to-date gross write-offs	$—	$—	$—	$8	$91	$2	$—	$101
Construction and Development

Pass	$32,509	$231,103	$42,796	$21,615	$—	$—	$431	$328,454
Special mention	—	14,343	—	—	—	—	—	14,343
Substandard	2,719	—	—	—	—	—	—	2,719
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Construction and Development	$35,228	$245,446	$42,796	$21,615	$—	$—	$431	$345,516
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$97,901	$373,525	$143,694	$108,815	$37,756	$31,452	$131,806	$924,949
Special mention	—	—	—	—	—	—	—	—
Substandard	578	2,438	—	—	—	—	—	3,016
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$98,479	$375,963	$143,694	$108,815	$37,756	$31,452	$131,806	$927,965
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$42,799	$197,122	$125,726	$75,026	$24,411	$53,056	$20,553	$538,693
Special mention	—	—	—	4,999	—	—	—	4,999
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$42,799	$197,122	$125,726	$80,025	$24,411	$53,056	$20,553	$543,692
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$3,229	$46,751	$44,805	$37,957	$5,555	$51,259	$2,325	$191,881
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,980	—	—	—	—	3,980
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$3,229	$46,751	$48,785	$37,957	$5,555	$51,259	$2,325	$195,861
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$38,497	$59,612	$15,430	$13,457	$6,430	$16,068	$152,782	$302,276
Special mention	—	—	—	—	—	—	649	649
Substandard	1,618	—	29,355	1,674	—	920	688	34,255
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$40,115	$59,612	$44,785	$15,131	$6,430	$16,988	$154,119	$337,180
Current year-to-date gross write-offs	$—	$8,737	$—	$—	$—	$—	$—	$8,737
Total pass	$223,640	$928,004	$390,279	$263,469	$81,286	$165,047	$392,299	$2,444,024
Total special mention	—	14,343	—	4,999	—	—	649	19,991
Total substandard	4,915	2,438	33,335	1,674	—	920	9,892	53,174
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	10,469	2,544	614	99	—	—	13,726
Total	$228,555	$955,254	$426,158	$270,756	$81,385	$165,967	$402,840	$2,530,915
(1)Includes loans held for investment measured at fair value as of December 31, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
The following presents, by class and by credit quality indicator, the recorded investment in the Company’s loans as of the date noted (dollars in thousands):

December 31, 2022	Pass	Special Mention	Substandard	Not Rated	Total
Cash, Securities, and Other	$165,555	$—	$4	$—	$165,559
Consumer and Other(2)	26,065	—	5	23,321	49,391
Construction and Development	285,426	—	201	—	285,627
1-4 Family Residential	899,722	—	—	—	899,722
Non-Owner Occupied CRE	493,134	—	—	—	493,134
Owner Occupied CRE	213,024	—	1,165	—	214,189
Commercial and Industrial	348,844	2,185	10,762	—	361,791
Total	$2,431,770	$2,185	$12,137	$23,321	$2,469,413
(1)Includes loans held for investment measured at fair value as of December 31, 2022. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
In accordance with ASC 855, Subsequent Events, the Company has determined that there was a subsequent event that provided additional evidence about conditions that existed at the date of the balance sheet. The effects of the subsequent event have been fully recognized in this Form 10-K.
NOTE 5 – PREMISES AND EQUIPMENT, NET
The following presents a summary of the cost and accumulated depreciation of premises and equipment as of the dates noted:

	December 31,
(Dollars in thousands)	2023	2022
Building and building improvements	$12,190	$12,190
Leasehold improvements, including artwork	14,336	12,879
Land	4,980	4,980
Equipment and software	6,619	5,815
Gross premise and equipment	38,125	35,864
Less: accumulated depreciation	(12,869)	(10,746)
Premises and equipment, net	$25,256	$25,118
During the year ended December 31, 2023 and 2022, the Company retired an immaterial amount of equipment and software for an immaterial loss.
Depreciation expense for premises and equipment for the years ended December 31, 2023 and 2022 totaled $2.2 million and $1.8 million, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following presents changes in the carrying amount of goodwill as of the dates noted:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$30,400	$30,588
Acquisition activity	—	(188)
Ending balance	$30,400	$30,400

The Company initially recorded $6.4 million of goodwill as a result of the Teton Acquisition on December 31, 2021. In the first quarter of 2022, goodwill was adjusted by $(0.2) million as a result of the measurement period adjustments.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount.
Goodwill is tested annually for impairment on October 31 or earlier upon the occurrence of certain events. A significant amount of judgement is involved in determining if an indicator of goodwill impairment occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. The impact to bank stocks triggered by the closure of two well-known regional banks caused a significant decline in bank stock prices in March of 2023, including our stock price. As a result, the Company performed a quantitative goodwill impairment test as of October 31, 2023 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The quantitative impairment testing involves management judgment, using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and the income approach (discounted cash flow ("DCF") method). In applying these methodologies, the Company utilizes several factors, including actual operating results, future business plans, economic projections and market data. The Company provided a five year forecast for the analysis based on the historical growth we have experienced, in addition, we provided a stressed scenario which forecasted growth using assumptions similar to the economic environment in 2023. Both scenarios produced an estimated fair value that exceeded the carrying value of goodwill. After the company recorded the impact of a loan related subsequent event, Management updated the Goodwill impairment analysis as of December 31, 2023.
As of December 31, 2023, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of December 31, 2023 and 2022.
The following presents the Company’s intangible assets and related accumulated amortization as of the dates noted:

	December 31,
(Dollars in thousands)	2023	2022
Other intangibles	$5,926	$5,926
Less: accumulated amortization on other intangibles	(4,472)	(4,222)
Other intangible assets, net	$1,454	$1,704
Amortization expense on definite-lived customer relationship and non-compete intangible assets was $0.3 million for the years ended December 31, 2023 and 2022. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2023 (dollars in thousands):

Year	Expense
2024	$226
2025	206
2026	193
2027	183
2028	175
Thereafter	471
Total	$1,454

NOTE 7 – LEASES
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
The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Consolidated Balance Sheets, as of the dates noted (dollars in thousands):

		December 31, 2023	December 31, 2022
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$8,929	$8,602

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$10,900	$11,163
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

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Term
Operating leases	4.67 years	4.85 years

Weighted-Average Discount Rate
Operating leases	2.78%	2.63%

The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Consolidated Statements of Income. The following table represents the Company’s net lease costs during the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022
Lease Costs
Operating lease cost	$2,964	$3,151
Variable lease cost	1,953	2,104
Lease costs, net	$4,917	$5,255

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2024	$3,506
2025	2,740
2026	1,425
2027	1,366
2028	1,063
Thereafter	1,436
Total future minimum lease payments	11,536
Less: imputed interest	(636)
Present value of net future minimum lease payments	$10,900
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the year ended December 31, 2023 and 2022, the Company recognized $0.3 million of lease income.
The following table presents a maturity analysis of the Company’s lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2024	$290
2025	67
2026	20
2027	4
2028	—
Thereafter	—
Total undiscounted operating lease income	$381
NOTE 8 – DEPOSITS
The following table presents the Company’s interest-bearing deposits as of the dates noted:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Money market deposit accounts	$1,386,149	$1,336,092
Time deposits	496,452	224,090
Negotiable order of withdrawal accounts	147,488	234,778
Savings accounts	16,371	27,177
Total interest-bearing deposits	$2,046,460	$1,822,137
Estimated aggregate time deposits of $250 or greater	$91,038	$77,972
Overdraft balances classified as loans totaled $0.1 million and $0.2 million as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of all time deposits for the next five years ending December 31 (dollars in thousands):

Year Ending December 31,	Time Deposits
2024	$414,613
2025	43,764
2026	906
2027	2,436
2028	34,733
Total	$496,452
NOTE 9 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB that requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2023 and December 31, 2022 amounted to $1.31 billion and $1.26 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $656.6 million as of December 31, 2023. Each advance is payable at its maturity date.
On March 12, 2023, the FRB announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of December 31, 2023, the Company has pledged a par value of $44.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. The rate for the borrowings is based on the one year overnight swap rate plus 10 basis points but no lower than the interest rate on reserve balances in effect on the day the loan is made and is fixed over the term of the advance based on the date of the advance.

The Company had the following required maturities on FHLB and FRB borrowings as of the dates noted (dollars in thousands):

Maturity Date	Rate %	December 31, 2023	December 31, 2022
May 5, 2023	0.76%	$—	$10,000
January 1, 2024(1)	5.55	41,175	131,498
March 27, 2024	4.78	30,997	—
March 29, 2024	5.60	50,000	—
Total		$122,172	$141,498
(1) The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. For the years ended December 31, 2023 and 2022, the Company had outstanding $3.5 million and $5.4 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of December 31, 2023 and 2022, there were no amounts outstanding on any of the federal funds lines.

On January 1, 2022, the Company redeemed the subordinated notes due December 31, 2026 in the amount of $6.6 million, which were redeemable on or after January 1, 2022. The redemption price was equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest up to, but excluding the date of redemption.
The following presents the Company's subordinated notes included in the Subordinated notes line of the Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance (1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,970
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,908
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,853
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,609
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the years ended December 31, 2023 and 2022, the Company recorded $2.7 million and $1.4 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 22 – Regulatory Capital Matters for additional information. As of December 31, 2023 and 2022, the Company was in compliance with the covenant requirements.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$86,398	$540,255	$211,285	$601,202
Standby letters of credit	13,922	12,094	8,571	16,737
Commitments to make loans to sell	18,917	—	13,553	—
Commitments to make loans	5,275	7,115	20,895	81,663

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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funded balance. Refer to Note 4 – Loans and the Allowance for Credit Losses for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following table presents the changes in the ACL on unfunded loan commitments:

December 31, 2023
Beginning balance	$419
Impact of adopting ASU 2016-13	3,481
(Release) provision for credit losses	(1,722)
Ending balance	$2,178
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
NOTE 11 – SHAREHOLDERS’ EQUITY
Common Stock
The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share (though certain voting restrictions may exist on non-vested restricted stock) held.
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the year ended December 31, 2023, the Company sold no shares of common stock.

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
As of December 31, 2023, all restricted stock awards were fully vested and no unrecognized compensation expense remained. During the year ended December 31, 2022, the Company recognized compensation expense of $0.2 million for the Restricted Stock Awards. During the year ended December 31, 2022, 10,527 shares of the restricted stock awards vested. As of December 31, 2022, all restricted stock awards were fully vested and no unrecognized compensation expense remains.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (“the 2008 Plan”) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan") and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of December 31, 2023, there were a total of 350,145 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the years ended December 31, 2023 and 2022.
During the years ended December 31, 2023 and 2022, the Company recognized no stock based compensation expense associated with stock options. As of December 31, 2023, the Company has no unrecognized stock-based compensation expense related to stock options.
The following table presents activity for nonqualified stock options for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	184,165	$22.76
Exercised	(12,260)	20.00
Forfeited or expired	(40,969)	20.31
Outstanding as of December 31, 2023	130,936	23.79	1.5	(1)
Options fully vested/exercisable as of December 31, 2023	130,936	23.79	1.5	(1)
_____________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of December 31, 2023 and December 31, 2022, there were 130,936 and 184,165 options, respectively, that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2024 and 2026.

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
The following table presents the activity for the Time Vesting Units, the Financial Performance Units and the Market Performance Units during the year ended December 31, 2023:

	Time Vesting Units	Financial Performance Units	Market Performance Units
Outstanding as of December 31, 2022	285,995	235,512	—
Granted	77,871	102,188	—
Vested	(85,448)	(11,575)	—
Forfeited	(35,894)	(34,709)	—
Outstanding as of December 31, 2023	242,524	291,416	—
During the year ended December 31, 2023, the Company issued 71,895 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 25,128 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the year ended December 31, 2022, the Company issued 67,860 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 28,158 shares, with a combined market value at the dates of settlement of $0.9 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 77,871 Time Vesting Units with a five-year service period during the year ended December 31, 2023, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the years ended December 31, 2023 and 2022, the Company recognized compensation expense of $1.6 million and $1.7 million, respectively, for the Time Vesting Units. As of December 31, 2023, there was $4.6 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.3 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following table presents the Company’s existing Financial Performance Units as of December 31, 2023 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2019 through April 30, 2020	150%	59,449	$—	0.0 years	December 31, 2021	December 31, 2023
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	67,905	183	1.0 year	December 31, 2022	December 31, 2023
On November 18, 2020	114%	23,150	74	1.9 years	December 31, 2022	50% November 18, 2023 and 2025
May 3, 2021 through August 11, 2021	74%	24,504	270	2.0 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022(2)	—%	—	—	3.0 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33%	9,090	170	3.0 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	—%	—	—	4.0 years	December 31, 2025	December 31, 2027
_____________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2)As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of December 31, 2023.
(3)Performance threshold was not met for the year ended December 31, 2023. The 100% threshold is expected to be met for the year ended December 31, 2024.
The following table presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation Expense Recognized
Grant Period	2023	2022	2023	2022
May 1, 2019 through April 30, 2020(1)	22,577	—	$68	$122
May 1, 2020 through December 31, 2020, excluding November 18, 2020(1)	24,230	—	136	168
On November 18, 2020	2,942	—	147	41
May 3, 2021 through August 11, 2021(2)	—	—	(135)	273
May 2, 2022 through November 2, 2022, excluding August 4, 2022(2)	322	65,425	—	—
On August 4, 2022(3)	—	27,272	33	47
On May 1, 2023(4)	52,117	—	—	—
_____________________________
(1)    Granted shares represent the final performance period payout percentage above the 100% threshold initially granted.
(2)    Performance threshold was not met for the years ended December 31, 2023 and December 31, 2022 and, therefore, no compensation expense was recognized for the years ended December 31, 2023 and December 31, 2022.
(3)    Performance threshold was not met for the years ended December 31, 2023 and December 31, 2022. The 100% threshold is expected to be met for the year ended December 31, 2024.
(4)    Performance threshold was not met for the year ended December 31, 2023, therefore, no compensation expense was recognized for the year ended December 31, 2023.

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
NOTE 12 – EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$5,225	$21,698

Denominator:
Basic weighted average shares	9,541,050	9,461,349
Earnings per common share - basic	$0.55	$2.29

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$5,225	$21,698

Denominator:
Basic weighted average shares	9,541,050	9,461,349
Diluted effect of common stock equivalents:
Stock options	4,006	42,944
Time Vesting Units	67,740	117,774
Financial Performance Units	113,114	88,143
Market Performance Units	—	3,413
Total diluted effect of common stock equivalents	184,860	252,274
Diluted weighted average shares	9,725,910	9,713,623
Earnings per common share - diluted	$0.54	$2.23
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.

The following table presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Year Ended December 31,
	2023	2022
Stock options	133,464	—
Time Vesting Units	120,653	86,145
Financial Performance Units	6,818	23,553
Total potentially dilutive securities	260,935	109,698
NOTE 13 – INCOME TAXES
The following table presents the components of the Company’s income tax expense as of December 31 (dollars in thousands):

	2023	2022
Current:
Federal	$60	$5,637
State and local	(281)	936
Total current tax (benefit)/expense	(221)	6,573
Deferred:
Federal	1,844	536
State and local	213	(55)
Valuation allowance	—	76
Total deferred tax expense	2,057	557
Income tax expense	$1,836	$7,130
The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes (dollars in thousands):

	2023	2022
Income tax expense computed at 21% statutory rate	$1,483	$6,054
Differences:
Permanent differences	(106)	101
State taxes, net of federal expense	224	1,005
LIHTC investment tax credit	(441)	(404)
LIHTC investment proportional amortization	484	378
Valuation allowance	—	76
Other, net	192	(80)
Income tax expense	$1,836	$7,130

The following table presents the principal components of the Company’s deferred tax items as of December 31 (dollars in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$472	$472
Allowance for credit losses(1)	6,194	4,165
Acquired loans fair market value adjustments	607	826
Loans accounted for under the fair value option	216	146
Deferred Rent - Liability	2,579	2,706
Stock-based compensation	1,423	1,705
Other intangible assets	186	254
Unrealized losses on securities	383	495
Accrued bonuses	376	—
Loan fees	74	459
Accrued expenses	77	—
Other	184	1,574
Total deferred tax assets	12,771	12,802
Deferred tax liabilities:
Goodwill	(1,263)	(1,087)
Depreciation	(2,311)	(1,864)
Deferred Rent - Asset	(2,113)	(2,085)
Acquired loans fair market value adjustments	(196)	(215)
FHLB Redemption	(33)	(189)
Total deferred tax liabilities	(5,916)	(5,440)
Net operating loss valuation allowance	(448)	(448)
Net deferred tax asset	$6,407	$6,914
(1) Provision for credit loss amounts for periods prior to the ASC 326 adoption date of January 1, 2023 are reported in accordance with previously applicable GAAP.
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets. The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2023 and December 31, 2022, the Company had $5.5 million of California NOLs available for utilization. As of December 31, 2023, $5.2 million is recorded as a valuation allowance, resulting in a tax effected valuation allowance of $0.4 million. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2020 and forward and for the years 2019 and forward for major state taxing jurisdictions. There are no federal or state tax examinations currently in progress.

NOTE 14 – EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2023 and 2022, the Company expensed matching contributions to the plan totaling $0.8 million and $1.0 million, respectively. For the years ended December 31, 2023 and 2022, the Company incurred $0.1 million of administrative fees attributable to the plan.
NOTE 15 – RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of December 31, 2023 and December 31, 2022, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following table presents a summary of related-party loan activity as of the dates noted (dollars in thousands):

	December 31, 2023	December 31, 2022
Balance, beginning of year	$16,859	$12,833
Funded loans	13,427	15,079
Payments collected	(5,212)	(11,053)
Changes in related parties	284	—
Balance, end of period	$25,358	$16,859
Deposits from related parties held by the Bank as of December 31, 2023 and December 31, 2022 totaled $16.3 million and $36.9 million, respectively.
The Company leases office spaces from entities controlled by one of the Company’s board members. During each of the years ended December 31, 2023 and 2022, the Company incurred $0.2 million of expense related to these leases.
The Company earned trust and investment management fees of $0.1 million from related parties during each of the years ended December 31, 2023 and 2022. Assets under management for those related parties totaled $111.6 million and $123.5 million as of December 31, 2023 and 2022, respectively.
NOTE 16 – FAIR VALUE
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
Derivatives: Derivatives include our swap derivatives, which are compromised of cash flow hedges and derivatives not designated as hedges. The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
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

The following tables present assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$7,254	$—	$7,254
Loans held at fair value	$—	$—	$13,726	$13,726
Equity securities	$636	$122	$—	$758
Guarantee asset	$—	$—	$189	$189
IRLC, net	$—	$—	$345	$345
Equity warrants	$—	$—	$795	$795
Swap derivative asset	$—	$763	$—	$763
Financial Liabilities
Forward commitments and FSC	$—	$351	$—	$351
Swap derivative liabilities	$—	$740	$—	$740

December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$8,839	$—	$8,839
Loans held for sale	$1,965	$—	$—	$1,965
Loans held at fair value	$—	$—	$23,321	$23,321
Forward commitments and FSC	$—	$46	$—	$46
Equity securities	$627	$122	$—	$749
Guarantee asset	$—	$—	$143	$143
IRLC, net	$—	$—	$229	$229
Equity warrants	$—	$—	$825	$825
There were no transfers between levels during the year ended December 31, 2023 or 2022. On April 1, 2022, the Company elected to transfer all securities classified as available-for-sale to held-to-maturity and are now carried at amortized cost. See Note 2 – Investment Securities for more information.
As of December 31, 2023, and December 31, 2022, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Consolidated Statements of Income.

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
As of December 31, 2022, the Company reclassified $2.0 million of loans held for investment to loans held for sale. The transfer occurred at the point in time the Company decided to sell the loan and received a commitment from third party investors to purchase the loan. During the year ended December 31, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans and received a commitment from third party investors to purchase the loans. As of December 31, 2023, a total of $40.8 million reclassified loans held for sale have been sold. As of December 31, 2023, there were no loans reclassified from held for investment to held for sale.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of December 31, 2023 or December 31, 2022. As of December 31, 2023, there were 98 loans, totaling $0.2 million accounted for under the fair value option that were on nonaccrual. As of December 31, 2022, there were 145 loans, totaling $0.1 million accounted for under the fair value option that were on nonaccrual. During the year ended December 31, 2023, the Company recorded net charge-offs of $1.7 million on loans accounted for under the fair value option to Net loss on loans accounted for under the fair value option on the Consolidated Statements of Income. During the year ended December 31, 2022, the Company recorded an immaterial amount of charge-offs on loans accounted for under the fair value option.
The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	December 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
(Dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$7,254	$7,106	$148	$—	$—	$—	$—	$—	$—
Loans held for investment, fair value option	13,726	14,129	(403)	210	220	(10)	210	220	(10)
	$20,980	$21,235	$(255)	$210	$220	$(10)	$210	$220	$(10)

	December 31, 2022
	Total Loans			Non Accruals			90 Days or More Past Due
(Dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$8,839	$8,750	$89	$—	$—	$—	$—	$—	$—
Loans held for sale	1,965	1,984	(19)	—	—	—	—	—	—
Loans held for investment, fair value option	23,321	23,415	(94)	139	140	(1)	139	140	(1)
	$34,125	$34,149	$(24)	$139	$140	$(1)	$139	$140	$(1)

The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended
	December 31,
Changes in Fair Value	2023	2022
Mortgage loans held for sale	$59	$(673)
Loans held for sale	(20)	(20)
Loans held for investment	(309)	(94)
	$(270)	$(787)
The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended
	December 31,
Mortgage loans held for sale	2023	2022
Balance at beginning of period	$8,839	$30,620
Loans originated	276,045	439,682
Fair value changes	59	(673)
Sales	(277,683)	(460,514)
Settlements	(6)	(276)
Balance at end of period	$7,254	$8,839

	Year Ended
	December 31,
Loans held for sale	2023	2022
Balance at beginning of period	$1,965	$—
Loans transferred from held for investment	39,221	1,985
Fair value changes	(20)	(20)
Sales	(40,761)	—
Settlements	(405)	—
Balance at end of period	$—	$1,965

	Year Ended
	December 31,
Loans held for investment, fair value option	2023	2022
Balance at beginning of period	$23,321	$—
Loans acquired	1,173	35,616
Fair value changes	(309)	(94)
Net charge-offs	(1,700)	—
Settlements	(8,759)	(12,201)
Balance at end of period	$13,726	$23,321

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
The following table presents assets measured at fair value on a nonrecurring basis as of the dates noted (dollars in thousands):

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans
Consumer and Other	$—	$—	$7,500	$7,500
1-4 Family Residential	—	—	2,438	2,438
Commercial and Industrial	—	—	25,738	25,738
Owner Occupied CRE	—	—	3,980	3,980
Total	$—	$—	$39,656	$39,656
The credit enhancement - guarantee asset value approach was utilized for estimating the fair value of non-recurring assets. There were no assets measured on a nonrecurring basis for the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded $0.4 million of OREO as a result of obtaining physical possession of a foreclosed property as partial consideration for amounts owed on a collateral dependent loan. The Company sold the property during the year ended December 31, 2022, resulting in an immaterial gain. As of December 31, 2023 and December 31, 2022, the Company did not own any OREO properties.

As of December 31, 2023, total collateral dependent loans measured using fair value had amortized cost of $43.5 million and were classified as Level 3. Collateral dependent loans accounted for $3.8 million of the allowance on non-performing loans as of December 31, 2023 and no specific reserves as of December 31, 2022. The Company recorded $8.8 million of charge-offs during the year ended December 31, 2023 and no charge-offs during the year ended December 31, 2022.
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Year Ended December 31, 2023	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$—	$23,321	$—	$143	$229	$825
Acquisitions	—	1,173	—	—	1,997	—
Originations	—	—	—	32	(3,272)	—
Gains (losses) in net income, net	—	(309)	—	38	1,391	(30)
Transfer to held-to-maturity	—	—	—	—	—	—
Net charge-offs	—	(1,700)	—	—	—	—
Settlements	—	(8,759)	—	(24)	—	—
Ending balance	$—	$13,726	$—	$189	$345	$795

Year Ended December 31, 2022	Corporate Bonds	Loans Held at Fair Value	FSC	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$2,113	$—	$(9)	$237	$1,473	$160
Acquisitions	4,000	35,616	9	—	3,213	344
Originations	—	—	—	1	(5,048)	—
Gains (losses) in net income, net	—	(94)	—	(75)	591	321
Unrealized gains, net	102	—	—	—	—	—
Transfer to held-to-maturity	(6,215)	—	—	—	—	—
Other settlements	—	(12,201)	—	(20)	—	—
Ending balance	$—	$23,321	$—	$143	$229	$825

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$13,726	Discounted cash flow	Discount rate	7% to 8% (8%)
Guarantee asset	189	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	345	Best execution model	Pull through	48% to 100% (86%)
Equity Warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	20.1% to 23.0% (22.4%) 4.62% (4.62%) 2.00 to 2.03 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	$7,500	Credit enhancement - guarantee asset value	Market rate adjustments	46% (8%)
1-4 Family Residential	2,438	Credit enhancement - guarantee asset value	Market rate adjustments	46% (8%)
Commercial and Industrial	24,792	Credit enhancement - guarantee asset value	Market rate adjustments	46% (8%)
Commercial and Industrial	148	Sales comparison, Market approach - guideline transaction method	Loss given default	14% to 62% (20%)
Commercial and Industrial	799	Credit enhancement - guarantee asset value	Market rate adjustments	21% (11%)
Owner Occupied CRE	3,980	Credit enhancement - guarantee asset value	Market rate adjustments	46% (8%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2022
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$23,321	Discounted cash flow	Discount rate	4% to 18% (8%)
Guarantee asset	143	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 4% (4%)
IRLC, net	229	Best execution model	Pull through	73% to 100% (91%)
Equity warrants	825	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	32.7% to 88.9% (34.8)% 4.04% to 4.14% (4.05)% 0 to 4 years

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
December 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,442	$254,442	$—	$—
Held-to-maturity securities, net of ACL	74,102	243	58,229	8,144
Loans, net(1)	2,493,258	—	—	2,395,468
Accrued interest receivable	11,428	11,428	—	—
Liabilities:
Term deposits(2)	496,452	414,613	—	82,564
Non-term deposits	2,032,587	2,032,587	—	—
Borrowings:
FHLB borrowings – fixed rate	41,175	—	41,372	—
FHLB borrowings – floating rate	50,000	—	49,986	—
Federal Reserve borrowings – fixed rate	34,536	3,539	30,936	—
Subordinated notes – fixed-to-floating rate	52,340	—	—	48,228
Accrued interest payable	3,793	3,793	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2022		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$196,512	$196,512	$—	$—
Held-to-maturity securities	81,056	234	67,433	7,051
Loans, net(1)	2,428,909	—	—	2,356,085
Accrued interest receivable	10,445	10,445	—	—
Liabilities:
Term deposits(2)	224,090	181,036		43,586
Non-term deposits	2,181,139	2,181,139	—	—
Borrowings:
FHLB borrowings – fixed rate	141,498	—	141,867	—
Federal Reserve borrowings – fixed rate	5,388	5,388		—
Subordinated notes – fixed-to-floating rate	52,132	—	—	60,384
Accrued interest payable	1,125	1,125	—	—
(1) Excludes loans accounted for under the fair value option of $13.7 million and $23.3 million as of December 31, 2023 and December 31, 2022, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $414.6 million and $181.0 million as of December 31, 2023 and December 31, 2022, respectively, are classified under Level 1 fair value measurement.
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
NOTE 17 – DERIVATIVES
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of December 31, 2023 was $50.0 million. As of December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the year ended December 31, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of December 31, 2023 was $30.3 million. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the Consolidated Balance Sheets as of December 31, 2023:

	December 31, 2023
(Dollars in thousands)	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$77

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	30,325	686

Total included in other assets		$763

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	30,325	740

Total included in other liabilities		$740

The effect of cash flow hedge accounting on accumulated other comprehensive income for the year ended December 31, 2023 is as follows (dollars in thousands):

Year Ended December 31, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(58)	$—	$—
For the year ended December 31, 2023, the Company recorded $0.5 million of interest income related to the swap to Other borrowed funds interest expense on the Consolidated Statements of Income.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Consolidated Statements of Income for the year ended December 31, 2023 was $0.1 million.
NOTE 18 – SEGMENT REPORTING
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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods for the years ended December 31, 2023 and 2022 (dollars in thousands):

As of and for the year ended December 31, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$144,837	$721	$145,558
Total interest expense	74,453	—	74,453
Provision for credit losses	10,355	—	10,355
Net interest income, after provision for credit losses	60,029	721	60,750
Non-interest income	19,053	2,895	21,948
Total income before non-interest expense	79,082	3,616	82,698
Depreciation and amortization expense	2,370	33	2,403
All other non-interest expense	67,121	6,113	73,234
Income before income taxes	$9,591	$(2,530)	$7,061

Goodwill	$30,400	$—	$30,400
Total assets	2,966,612	8,850	2,975,462

As of and for the year ended December 31, 2022	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$100,474	$722	$101,196
Total interest expense	17,270	—	17,270
Provision for loan losses	3,682	—	3,682
Net interest income, after provision for loan losses	79,522	722	80,244
Non-interest income	22,760	4,930	27,690
Total income before non-interest expense	102,282	5,652	107,934
Depreciation and amortization expense	2,193	42	2,235
All other non-interest expense	68,821	8,050	76,871
Income before income taxes	$31,268	$(2,440)	$28,828

Goodwill	$30,400	$—	$30,400
Total assets	2,856,708	10,040	2,866,748
NOTE 19 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two additional LIHTC investments for $3.0 million per investment. As of December 31, 2023, total unfunded commitments related to LIHTC investments totaled $4.9 million. As of December 31, 2022, there were no unfunded commitments related to LIHTC investments. As of December 31, 2023 and December 31, 2022, the total balance of all LIHTC investments was $3.1 million and $2.4 million, respectively. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Consolidated Statements of Income. During the years ended December 31, 2023 and 2022, the Company recognized amortization expense of $0.5 million and $0.4 million, respectively.

Additionally, during the years ended December 31, 2023 and 2022, the Company recognized $0.4 million of tax credits and other benefits from the LIHTC investment. During the years ending December 31, 2023 and 2022, the Company did not incur any impairment losses.
NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents condensed financial statements pertaining only to FWFI (dollars in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,	December 31,
Condensed Balance Sheets	2023	2022
Assets
Cash and cash equivalents	$20,983	$26,372
Investment in subsidiaries	268,966	263,362
Loans, net	—	—
Other assets	5,530	3,723
Total assets	$295,479	$293,457
Liabilities
Subordinated notes	$52,340	$52,132
Other liabilities	401	461
Total liabilities	52,741	52,593
Shareholders' Equity
Total shareholders’ equity	242,738	240,864
Total liabilities and shareholders’ equity	$295,479	$293,457

	Year Ended December 31,
Condensed Statements of Income	2023	2022
Income
Interest income	$—	$46
Non-interest (loss)/income	(1,280)	7
Total (loss)/income	(1,280)	53
Expense
Interest expense	2,928	1,609
Non-interest expense	328	272
Total expense	3,256	1,881
Loss before income tax and equity in undistributed income of subsidiaries	(4,536)	(1,828)
Income tax benefit	999	412
Loss before equity in undistributed income of subsidiaries	(3,537)	(1,416)
Equity in undistributed income to subsidiaries	8,762	23,114
Net income	$5,225	$21,698

	Year Ended December 31,
Condensed Statements of Cash Flows	2023	2022
Cash flows from operating activities
Net income	$5,225	$21,698
Adjustments:
Depreciation and amortization	225	167
Deferred income tax expense	(3,856)	941
Undistributed equity in subsidiaries	(8,762)	(23,114)
Change in other assets	2,050	235
Change in other liabilities	(77)	115
Net cash provided by/(used in) operating activities	(5,195)	42
Cash flows from investing activities
Investment in subsidiaries	—	(6,009)
Loan and note receivable originations and principal collections	—	1,978
Net cash used in investing activities	—	(4,031)
Cash flows from financing activities
Proceeds from subordinated notes, net of issuance costs	—	19,509
Payment on subordinated notes	—	(6,575)
Settlement of restricted stock	(439)	(876)
Proceeds from the exercise of stock options	245	179
Net cash provided by/(used in) financing activities	(194)	12,237

Net change in cash and cash equivalents	(5,389)	8,248
Cash and cash equivalents, beginning of year	26,372	18,124
Cash and cash equivalents, end of year	$20,983	$26,372

Supplemental cash flow information:
Interest paid on borrowed funds	$2,928	$1,609
Supplemental noncash disclosures:
Stock-based compensation	$1,843	$2,562
NOTE 21 – OTHER NON-INTEREST EXPENSE
Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of total interest income and other income (dollars in thousands):

	Year Ended December 31,
Other non-interest expense	2023	2022
Corporate development and related	$2,685	$2,440
Loan and deposit related	2,124	1,420
Other	565	687
Total other non-interest expense	$5,374	$4,547

NOTE 22 – REGULATORY CAPITAL MATTERS
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") has been fully phased in. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. During the years ended December 31, 2023, First Western made no capital injections into the Bank and made $6.0 million of capital injections into the Bank during the year ended December 31, 2022. Management believes as of December 31, 2023, First Western and the Bank meet all capital adequacy requirements to which they are subject to.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2023, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of December 31, 2023, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2023 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2023 and December 31, 2022.

The following presents the actual and required capital amounts and ratios as of the dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$139,126	6.0%	$185,502	8.0%
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	244,390	10.54	104,345	4.5	150,720	6.5
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	265,391	11.45	185,502	8.0	231,877	10.0
Consolidated	292,151	12.59	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	244,390	8.71	112,244	4.0	140,306	5.0
Consolidated	218,150	7.77	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$234,738	10.29%	$136,928	6.0%	$182,571	8.0%
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	234,738	10.29	102,696	4.5	148,339	6.5
Consolidated	212,229	9.28	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	252,398	11.06	182,571	8.0	228,213	10.0
Consolidated	282,889	12.37	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	234,738	8.65	108,506	4.0	135,633	5.0
Consolidated	212,229	7.81	N/A	N/A	N/A	N/A
_____________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2023, $102.2 million of retained earnings is available to pay dividends from the Bank. As of December 31, 2023 and December 31, 2022 no dividends were declared and paid by the Bank.

NOTE 23 - SUBSEQUENT EVENTS
None.

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
As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Crowe LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Part II, Item 8 of this Annual Report on Form 10-K.
Disclosure Controls and Procedures
The Company’s management, including our Chairman, Chief Executive Officer and Chief Financial Officer and Treasurer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as of the end of the period covered by this report. Based on such evaluation, our Chairman, Chief Executive Officer, and President of First Western Financial Inc. and Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chairman, Chief Executive Officer, and President of First Western Financial Inc. and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Beginning January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new standard mirror controls under prior GAAP, there were some new controls implemented. Except as related to the adoption of ASU 2016‑13, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders, or the 2024 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
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
Item 11: Executive Compensation
The information required by this item is hereby incorporated by reference from the 2024 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is hereby incorporated by reference from the 2024 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference from the 2024 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.
Item 14: Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference from the 2024 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2023.

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

4.7*		Description of Registrant’s Securities

10.1†		First Western Financial, Inc. 2008 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.2†	First Western Financial, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.3†	Amendment to 2016 Omnibus Incentive Plan dated April 26, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.4†
Employment Agreement, dated January 1, 2017, between Scott Wylie and First Western Financial, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.5†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and Scott C. Wylie (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.6†
Second Amended and Restated Employment Agreement dated April 26, 2023 by and between First Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.7†
Employment Agreement, dated June 22, 2023, by and between First Western Financial Inc. and Matthew C. Cassell (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on June 27, 2023, File No. 001-38595)

10.8†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and John Sawyer (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.9†	Employment Agreement, dated February 14, 2024, by and between First Western Financial, Inc. and David R. Weber

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

21.1*	Subsidiaries of First Western Financial, Inc.

23.1*	Consent of Crowe LLP

24.1*	Powers of attorney (included on signature page to the Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

First Western Financial, Inc.

March 15, 2024	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott C. Wylie, David R. Weber, and Jesica J. Montgomery, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer, and President of First Western Financial, Inc. (principal executive officer)	March 15, 2024
Scott C. Wylie

/s/ David R. Weber	Chief Financial Officer and Treasurer (principal financial officer)	March 15, 2024
David R. Weber

/s/ Jesica J. Montgomery	Principal Accounting Officer	March 15, 2024
Jesica J. Montgomery

/s/ Julie A. Courkamp	Director, Chief Operating Officer, and President of First Western Trust Bank	March 15, 2024
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 15, 2024
Julie A. Caponi

/s/ David R. Duncan	Director	March 15, 2024
David R. Duncan

/s/ Thomas A. Gart	Director	March 15, 2024
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 15, 2024
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	March 15, 2024
Scott C. Mitchell

/s/ Luke A. Latimer	Director	March 15, 2024
Luke A. Latimer

/s/ Eric D. Sipf	Director	March 15, 2024
Eric D. Sipf

/s/ Mark L. Smith	Director	March 15, 2024
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 15, 2024
Joseph C. Zimlich