Form 10-Q
period 2024-03-31
First Western Financial Inc
filed 2024-05-03
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 1, 2024
Common Stock, no par value	9,621,310

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "continue," "will," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would," and "outlook," or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to soundness of other financial institutions. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 15, 2024. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$8,136	$7,284
Interest-bearing deposits in other financial institutions	249,753	247,158
Total cash and cash equivalents	257,889	254,442

Held-to-maturity securities, net of allowance for credit losses of $71 and $71, (fair value of $64,908 and $66,617), respectively	72,303	74,102
Correspondent bank stock, at cost	4,461	7,155
Mortgage loans held for sale, at fair value	10,470	7,254
Loans (includes $11,922 and $13,726 measured at fair value, respectively)	2,475,524	2,530,915
Allowance for credit losses	(24,630)	(23,931)
Loans, net	2,450,894	2,506,984
Premises and equipment, net	24,869	25,256
Accrued interest receivable	11,919	11,428
Accounts receivable	4,980	5,095
Other receivables	5,254	4,467
Goodwill and other intangible assets, net	31,797	31,854
Deferred tax assets, net	5,695	6,407
Company-owned life insurance	16,635	16,530
Other assets	35,051	24,488
Total assets	$2,932,217	$2,975,462

Liabilities
Deposits:
Noninterest-bearing	$434,236	$482,579
Interest-bearing	2,097,734	2,046,460
Total deposits	2,531,970	2,529,039
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	69,484	125,711
Subordinated notes	52,397	52,340
Accrued interest payable	2,415	3,793
Other liabilities	30,423	21,841
Total liabilities	2,686,689	2,732,724

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,621,309 and 9,581,183 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	192,724	192,894
Retained earnings	53,557	51,042
Accumulated other comprehensive loss	(753)	(1,198)
Total shareholders’ equity	245,528	242,738
Total liabilities and shareholders’ equity	$2,932,217	$2,975,462
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$35,139	$32,080
Loans accounted for under the fair value option	209	427
Investment securities	603	629
Interest-bearing deposits in other financial institutions	2,352	1,403
Dividends, restricted stock	95	173
Total interest and dividend income	38,398	34,712

Interest expense:
Deposits	20,622	13,092
Other borrowed funds	1,706	2,047
Total interest expense	22,328	15,139
Net interest income	16,070	19,573
Less (Plus): Provision (release) for credit losses	72	(310)
Net interest income, after provision (release) for credit losses	15,998	19,883

Non-interest income:
Trust and investment management fees	4,930	4,635
Net gain on mortgage loans	1,264	1,019
Net gain (loss) on loans held for sale	117	(178)
Bank fees	891	592
Risk management and insurance fees	49	127
Income on company-owned life insurance	105	90
Net loss on loans accounted for under the fair value option	(302)	(543)
Unrealized (loss) gain recognized on equity securities	(6)	10
Other	229	54
Total non-interest income	7,277	5,806
Total income before non-interest expense	23,275	25,689

Non-interest expense:
Salaries and employee benefits	11,267	13,098
Occupancy and equipment	1,976	1,914
Professional services	2,411	1,923
Technology and information systems	1,010	832
Data processing	948	1,139
Marketing	194	391
Amortization of other intangible assets	57	64
Other	1,833	1,167
Total non-interest expense	19,696	20,528
Income before income taxes	3,579	5,161
Income tax expense	1,064	1,341
Net income available to common shareholders	$2,515	$3,820
Earnings per common share:
Basic	$0.26	$0.40
Diluted	0.26	0.39

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$2,515	$3,820
Other comprehensive income (loss) items:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	93	91
Income tax effect	(22)	(22)
Unrealized gain (loss) on cash flow hedge	494	(268)
Income tax effect	(120)	—
Total other comprehensive income (loss) items	445	(199)
Comprehensive income	$2,960	$3,621
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	190,494	46,568	(1,517)	235,545

Net income	—	—	3,820	—	3,820
Other comprehensive loss, net of tax and reclassifications	—	—	—	(199)	(199)
Dissolution of RSI entity(1)	—	751	(751)	—	—
Settlement of share awards	6,364	(51)	—	—	(51)
Options exercised	5,760	115	—	—	115
Stock-based compensation	—	592	—	—	592
Balance as of March 31, 2023	9,507,564	$191,901	$49,637	$(1,716)	$239,822

Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738

Net income	—	—	2,515	—	2,515
Other comprehensive income, net of tax and reclassifications	—	—	—	445	445
Settlement of share awards	40,126	(379)	—	—	(379)
Stock-based compensation	—	209	—	—	209
Balance as of March 31, 2024	9,621,309	$192,724	$53,557	$(753)	$245,528
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$2,515	$3,820
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	(17)	2
Stock dividends received on correspondent bank stock	(95)	(173)
Provision (release) for credit losses	72	(310)
Loss on loans held for sale	(117)	178
Net gain on mortgage loans	(1,264)	(1,019)
Origination of mortgage loans held for sale	(58,748)	(54,073)
Proceeds from mortgage loans	56,247	54,120
Depreciation and amortization	625	582
Net amortization of purchase accounting adjustments	162	142
Deferred income tax expense	1,612	310
Increase in cash surrender value of company-owned life insurance	(105)	(90)
Stock-based compensation	209	592
Change in fair value of equity securities	6	(10)
Change in fair value of loans accounted for under the fair value option	302	543
Change in fair value of loans held for sale	—	(466)
Net changes in operating assets and liabilities:
Change in accounts receivable	205	164
Change in accrued interest receivable and other assets	(1,683)	(565)
Change in accrued interest payable and other liabilities	(2,265)	(2,772)
Net cash (used in) provided by operating activities	(2,339)	975
Cash flows from investing activities
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	1,908	1,510
Purchases of correspondent bank stock	(296)	(16,324)
Redemption of correspondent bank stock	3,085	10,385
Contributions to low-income housing tax credit investments	(265)	—
Loan and note receivable originations and principal collections, net	52,260	(37,897)
Purchases of premises and equipment	(181)	(795)
Proceeds from loans held for sale previously classified as loans held for investment	2,950	40,602
Purchases of loans	—	(1,162)
Net cash provided by (used in) investing activities	59,461	(3,681)
Cash flows from financing activities
Net change in deposits	2,931	(13,302)
Payments to Federal Home Loan Bank borrowings	(41,175)	(650,401)
Proceeds from Federal Home Loan Bank borrowings	56,314	578,902
Payments to Federal Reserve borrowings	(81,366)	(105,494)
Proceeds from Federal Reserve borrowings	10,000	291,492
Proceeds from the exercise of stock options	—	115
Cash paid for withholding taxes on share-based awards	(379)	(51)
Net cash (used in) provided by financing activities	(53,675)	101,261

Net change in cash and cash equivalents	3,447	98,555
Cash and cash equivalents, beginning of year	254,442	196,512
Cash and cash equivalents, end of period	$257,889	$295,067

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$23,706	$14,491
Income tax refund	(122)	(12)
Cash paid for lease liabilities	802	816
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	2,729	39,221
Adoption of ASU 2016-13, net of tax	—	5,319
Dissolution of RSI entity	—	751
Lease right-of-use-asset obtained in exchange for lease liabilities	10,910	—
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
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the "Bank"). The Bank wholly owns First Western Merger Corporation ("Merger Corp"), which is therefore indirectly wholly owned by FWFI. RRI, LLC ("RRI"), which was wholly owned by the Bank, was dissolved on February 3, 2023. Ryder, Stilwell Inc. ("RSI"), which was wholly owned by FWFI, was dissolved on March 21, 2023.
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
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2023 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2023.
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of March 31, 2024 and December 31, 2023, 75.9% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
Allowance for Credit Losses (“ACL”) loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, expanded for certain call codes into separate segments based on risk characteristics.
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
ACL - Held-to-maturity (“HTM”) securities: HTM securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts for the three months ended March 31, 2024 and 2023. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 are considered in scope of Topic 606.
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
In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk, and business risk for the Company. The Company completed a LIBOR transition plan, which addressed governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The Company no longer originates LIBOR indexed loans and as of December 31, 2023, all loans indexed to LIBOR had been converted to the new index. Consumer indexed loans are being managed in accordance with Interagency Guidance.
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
Recently adopted accounting pronouncements: The Company has not adopted any additional accounting pronouncements since the end of the Company's fiscal year ended December 31, 2023.

Recently issued accounting pronouncements, not yet adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2023.
On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which provides additional transparency into a company's' reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for companies with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Companies must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company expects to adopt this standard beginning with fiscal year ended December 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
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
NOTE 2 – INVESTMENT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

March 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$258	$—	$(13)	$245	$—
Corporate bonds	23,672	—	(2,674)	20,998	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	33,202	—	(3,559)	29,643	—
Federal National Mortgage Association ("FNMA") MBS – residential	5,886	—	(554)	5,332	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,625	8	(416)	5,217	—
Corporate collateralized mortgage obligations ("CMO") and MBS(1)	3,731	—	(258)	3,473	—
Total securities held-to-maturity	$72,374	$8	$(7,474)	$64,908	$(71)

December 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS(1)	3,783	—	(238)	3,545	—
Total securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)
(1) Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.
As of March 31, 2024, the amortized cost and estimated fair value of held-to-maturity securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

March 31, 2024	Amortized Cost	Fair Value
Due within one year	$258	$245
Due between one year and five years	4,074	3,902
Due between five years and ten years	19,399	16,919
Due after ten years	199	177
Securities (CMO and MBS)	48,444	43,665
Total	$72,374	$64,908
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the three months ended March 31, 2024, the Company made no contributions to the partnerships, and received $0.2 million returns on investment. During the year ended December 31, 2023, the Company made $0.8 million in contributions to both partnerships and received a $0.1 million return on investment. As of March 31, 2024, the Company held a balance of $2.0 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.0 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.1 million in contributions to the SBIC fund during the three months ended March 31, 2024. During the year ended December 31, 2023, the Company made $0.2 million in contributions to the SBIC fund. As of March 31, 2024 and December 31, 2023, the Company held a balance of $2.4 million and $2.2 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of March 31, 2024, securities with market values totaling $39.1 million were pledged to secure various public deposits and credit facilities of the Company, including $9.6 million pledged under the BTFP program (refer to Note 1 – Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2023, securities with carrying values of $45.1 million were pledged to secure various public deposits and credit facilities of the Company, including $39.3 million pledged under the BTFP program.
As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted (dollars in thousands):

Three Months Ended March 31, 2024	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Three Months Ended March 31, 2023	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
(1) Management reviewed the collectability of corporate CMO and MBS securities taking into consideration such factors as the asset quality of the corporate bond issuers and credit support and delinquencies associated with the corporate CMO and MBS.
The Company monitors the credit quality of held-to-maturity securities on a quarterly basis. As of March 31, 2024, there were no held-to-maturity securities past due or on non-accrual.

NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	March 31, 2024	December 31, 2023
Cash, Securities, and Other	$150,969	$139,947
Consumer and Other	18,450	27,028
Construction and Development	331,437	345,516
1-4 Family Residential	912,106	927,965
Non-Owner Occupied CRE	559,763	543,692
Owner Occupied CRE	193,035	195,861
Commercial and Industrial	297,842	337,180
Total	2,463,602	2,517,189
Allowance for credit losses	(24,630)	(23,931)
Total, net	$2,438,972	$2,493,258
Loans accounted for under the fair value option(1)	11,922	13,726
Loans, net	$2,450,894	$2,506,984
______________________________________
(1)Includes $12.3 million and $14.1 million of unpaid principal balance of loans held for investment measured at fair value as of March 31, 2024 and December 31, 2023, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of March 31, 2024 and December 31, 2023, total loans held for investment included $204.3 million and $208.2 million, respectively, of performing loans purchased through mergers or acquisitions.
As of March 31, 2024, the Cash, Securities, and Other portion of the loan portfolio included $3.7 million of SBA Paycheck Protection Program (“PPP”) loans, or 2.5% of the total category. As of December 31, 2023, the Cash, Securities, and Other portion of the loan portfolio included $4.2 million of PPP loans, or 3.0% of the total category.
As of March 31, 2024, the Company’s Commercial and Industrial loans included three Main Street Lending Program (“MSLP”) loans with the net carrying amount of $4.9 million, or 1.6% of the total category. Two of these loans are risk rated Substandard and on non-accrual status. The remaining MSLP loan is risk rated Pass. As of December 31, 2023, the Company’s Commercial and Industrial loans included three MSLP loans with the net carrying amount of $5.1 million, or 1.5% of the total category.

The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$195	$70	$1,719	$1,984	$148,985	$150,969	$—	$150,969
Consumer and Other	4	6	3,807	3,817	14,633	18,450	11,922	30,372
Construction and Development	—	—	—	—	331,437	331,437	—	331,437
1-4 Family Residential	1,613	303	2,438	4,354	907,752	912,106	—	912,106
Non-Owner Occupied CRE	—	—	—	—	559,763	559,763	—	559,763
Owner Occupied CRE	—	—	3,980	3,980	189,055	193,035	—	193,035
Commercial and Industrial	10,596	—	30,786	41,382	256,460	297,842	—	297,842
Total	$12,408	$379	$42,730	$55,517	$2,408,085	$2,463,602	$11,922	$2,475,524

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$76	$1,704	$1,780	$138,167	$139,947	$—	$139,947
Consumer and Other	676	11	7,504	8,191	18,837	27,028	13,726	40,754
Construction and Development	—	1,500	—	1,500	344,016	345,516	—	345,516
1-4 Family Residential	1,093	—	2,722	3,815	924,150	927,965	—	927,965
Non-Owner Occupied CRE	—	—	—	—	543,692	543,692	—	543,692
Owner Occupied CRE	—	—	3,980	3,980	191,881	195,861	—	195,861
Commercial and Industrial	19,305	1,085	29,180	49,570	287,610	337,180	—	337,180
Total	$21,074	$2,672	$45,090	$68,836	$2,448,353	$2,517,189	$13,726	$2,530,915
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of March 31, 2024, the Company had one loan, totaling $16 thousand, in the Cash, Securities and Other portfolio that was more than 90 days delinquent and accruing interest. As of December 31, 2023, the Company had one loan, totaling $0.3 million, in the 1-4 Family Residential portfolio that was more than 90 days delinquent and accruing interest.

Loan Modifications
The following table presents the amortized cost basis as of March 31, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$73	$—	$—	—%
Total	$—	$—	$73	$—	$—
The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	—	—	$73
For all loans modified during the period, the borrowers continue to pay as agreed.
For the three months ended March 31, 2023, there were no loan modifications made to borrowers experiencing financial difficulty and the Company had not committed any additional funds to borrowers experiencing financial difficulty.
Non-Accrual Loans
The accrual of interest on loans is discontinued at the time the loan becomes 90 days or more delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the dates noted:

	As of March 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$16
Consumer and Other	9	3,807	—
Construction and Development	—	—	—
1-4 Family Residential	569	3,007	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	3,736	33,225	—
Total	$6,018	$45,723	$16
(1)As of March 31, 2024, the Company had an allowance of $6.1 million on non-performing loans.

	As of December 31, 2023
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	4	7,504	—
Construction and Development	2,719	2,719	—
1-4 Family Residential	578	3,016	285
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,355	31,893	—
Total	$7,360	$50,816	$285
(1)As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.
The Company recognized no interest income on non-accrual loans during the three months ended March 31, 2024. The Company recognized an immaterial amount of interest income on non-accrual loans during the three months ended March 31, 2023.
Non-accrual loans, excluding loans held for investment measured at fair value, are classified as collateral dependent loans and are individually evaluated. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of March 31, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	3,798	—	—	3,798
Construction and Development	—	—	—	—
1-4 Family Residential	3,007	—	—	3,007
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	33,225	33,225
Total	$10,785	$1,704	$33,225	$45,714

	As of December 31, 2023
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	7,500	7,500
Construction and Development	2,719	—	—	2,719
1-4 Family Residential	3,016	—	—	3,016
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	31,893	31,893
Total	$9,715	$1,704	$39,393	$50,812
Charge-offs
The Company recorded an immaterial amount of net charge-offs during the three months ended March 31, 2024 and March 31, 2023.

Other Real Estate Owned (“OREO”)
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. As of March 31, 2024 and December 31, 2023, the Company did not own any OREO properties. Subsequent to March 31, 2024, the Company is currently in the process of foreclosure on multiple properties as it relates to problem loan resolution.
Allowance for Credit Losses on Loans
The allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2024 and December 31, 2023 was $11.1 million and $10.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of March 31, 2024 is based on a slightly improved macro-economic forecast assuming a soft landing. As a result, we forecasted decreased probability of default rates, and therefore loss, which in turn reduced our model loss rates, further reduced by net pay downs in the loan portfolio, resulting in a $1.6 million release of provision on pooled loans for the three months ended March 31, 2024. The allowance on credit losses on non-performing loans was $6.1 million as of March 31, 2024. As of December 31, 2023, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.5 million release of provision on pooled loans. The allowance on credit losses on non-performing loans was $3.8 million as of December 31, 2023.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended March 31, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(184)	(31)	(557)	(87)	(129)	(59)	1,746	699
Charge-offs	—	(11)	—	—	—	—	—	(11)
Recoveries	—	5	—	5	—	—	1	11
Ending balance	$777	$87	$7,388	$4,288	$2,196	$975	$8,919	$24,630

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended March 31, 2023:
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
Provision (release) for credit losses	60	(95)	(477)	320	(92)	(134)	(387)	(805)
Charge-offs	—	(17)	—	—	—	—	—	(17)
Recoveries	—	11	—	—	—	—	1	12
Ending balance	$1,451	$196	$6,229	$3,821	$2,709	$1,272	$4,165	$19,843
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
Special Mention: Loans classified as special mention have a potential weakness or borrowing relationships that require more than the usual amount of management attention. Adverse industry conditions, deteriorating financial conditions, declining trends, management problems, documentation deficiencies, or other similar weaknesses may be evident. Ability to meet current payment schedules may be questionable, even though interest and principal are still being paid as agreed. The asset has potential weaknesses that may result in deteriorating repayment prospects if left uncorrected. Loans in this risk grade are not considered adversely classified.
Substandard: Substandard loans are considered "classified" and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be evaluated.

Doubtful: Loans graded Doubtful are considered "classified" and have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable. However, the amount of certainty of eventual loss is not known because of specific pending factors.
Loans accounted for under the fair value option are not rated.
The following tables presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of March 31, 2024 and December 31, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$12,982	$8,325	$18,118	$15,166	$5,812	$19,043	$69,819	$149,265
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$12,982	$8,325	$18,118	$15,166	$5,812	$19,043	$71,523	$150,969
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	—	595	1,898	631	556	705	10,267	14,652
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3,798	3,798
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	—	10,086	1,667	104	65	—	11,922
Total Consumer and Other	$—	$595	$11,984	$2,298	$660	$770	$14,065	$30,372
Current year-to-date gross write-offs	$—	$—	$—	$—	$4	$7	$—	$11
Construction and Development
Pass	$5,760	$40,304	$237,183	$22,113	$9,269	$—	$903	$315,532
Special mention	—	—	15,905	—	—	—	—	$15,905
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Construction and Development	$5,760	$40,304	$253,088	$22,113	$9,269	$—	$903	$331,437
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$12,239	$94,888	$365,495	$137,733	$107,509	$67,145	$124,090	$909,099
Special mention	—	—	—	—	—	—	—	—
Substandard	—	569	2,438	—	—	—	—	3,007

	Term Loans Amortized Cost by Origination Year
March 31, 2024	2024	2023	2022	2021	2020		Prior		Revolving Loans Amortized Cost Basis		Total
Doubtful	—	—	—	—	—		—		—		—
Not rated	—	—	—	—	—		—		—		—
Total 1-4 Family Residential	$12,239	$95,457	$367,933	$137,733	$107,509	$—	$67,145	$—	$124,090	$—	$912,106
Current year-to-date gross write-offs	$—	$—	$—	$—	$—		$—		$—		$—
Non-Owner Occupied CRE
Pass	$—	$42,767	$198,683	$125,452	$86,840		$76,797		$24,259		$554,798
Special mention	—	—	—	—	4,965		—		—		4,965
Substandard	—	—	—	—	—		—		—		—
Doubtful	—	—	—	—	—		—		—		—
Not rated	—	—	—	—	—		—		—		—
Total Non-Owner Occupied CRE	$—	$42,767	$198,683	$125,452	$91,805		$76,797		$24,259		$559,763
Current year-to-date gross write-offs	$—	$—	$—	$—	$—		$—		$—		$—
Owner Occupied CRE
Pass	$368	$3,209	$46,029	$43,648	$34,154		$56,155		$5,492		$189,055
Special mention	—	—	—	—	—		—		—		—
Substandard	—	—	—	3,980	—		—		—		3,980
Doubtful	—	—	—	—	—		—		—		—
Not rated	—	—	—	—	—		—		—		—
Total Owner Occupied CRE	$368	$3,209	$46,029	$47,628	$34,154		$56,155		$5,492		$193,035
Current year-to-date gross write-offs	$—	$—	$—	$—	$—		$—		$—		$—
Commercial and Industrial
Pass	$1,985	$18,856	$54,199	$15,249	$12,589		$25,422		$123,016		$251,316
Special mention	—	—	—	—	—		—		11,190		11,190
Substandard	1,037	—	182	28,270	2,906		830		2,111		35,336
Doubtful	—	—	—	—	—		—		—		—
Not rated	—	—	—	—	—		—		—		—
Total Commercial and Industrial	$3,022	$18,856	$54,381	$43,519	$15,495		$26,252		$136,317		$297,842
Current year-to-date gross write-offs	$—	$—	$—	$—	$—		$—		$—		$—
Total pass	$33,334	$208,944	$921,605	$359,992	$256,729		$245,267		$357,846		$2,383,717
Total special mention	—	—	15,905	—	4,965		—		11,190		32,060
Total substandard	1,037	569	2,620	32,250	2,906		830		7,613		47,825
Total doubtful	—	—	—	—	—		—		—		—
Total not rated	—	—	10,086	1,667	104		65		—		11,922
Total	$34,371	$209,513	$950,216	$393,909	$264,704		$246,162		$376,649		$2,475,524
(1)Includes loans held for investment measured at fair value as of March 31, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

	Term Loans Amortized Cost by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$69,602	$138,243
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$71,306	$139,947
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$614	$2,013	$647	$633	$797	$24	$14,800	$19,528
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	7,500	7,500
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	10,469	2,544	614	99	—	—	13,726
Total Consumer and Other	$614	$12,482	$3,191	$1,247	$896	$24	$22,300	$40,754
Current year-to-date gross write-offs	$—	$—	$—	$8	$91	$2	$—	$101
Construction and Development
Pass	$32,509	$231,103	$42,796	$21,615	$—	$—	$431	$328,454
Special mention	—	14,343	—	—	—	—	—	14,343
Substandard	2,719	—	—	—	—	—	—	2,719
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Construction and Development	$35,228	$245,446	$42,796	$21,615	$—	$—	$431	$345,516
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$97,901	$373,525	$143,694	$108,815	$37,756	$31,452	$131,806	$924,949
Special mention	—	—	—	—	—	—	—	—
Substandard	578	2,438	—	—	—	—	—	3,016
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$98,479	$375,963	$143,694	$108,815	$37,756	$31,452	$131,806	$927,965
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$42,799	$197,122	$125,726	$75,026	$24,411	$53,056	$20,553	$538,693
Special mention	—	—	—	4,999	—	—	—	4,999
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$42,799	$197,122	$125,726	$80,025	$24,411	$53,056	$20,553	$543,692
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$3,229	$46,751	$44,805	$37,957	$5,555	$51,259	$2,325	$191,881
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,980	—	—	—	—	3,980
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$3,229	$46,751	$48,785	$37,957	$5,555	$51,259	$2,325	$195,861
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$38,497	$59,612	$15,430	$13,457	$6,430	$16,068	$152,782	$302,276
Special mention	—	—	—	—	—	—	649	649

	Term Loans Amortized Cost by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Substandard	1,618	—	29,355	1,674	—	920	688	34,255
Doubtful	—	—	—	—	—	—	—	—
Not rated	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$40,115	$59,612	$44,785	$15,131	$6,430	$16,988	$154,119	$337,180
Current year-to-date gross write-offs	$—	$8,737	$—	$—	$—	$—	$—	$8,737
Total pass	223,640	928,004	390,279	263,469	81,286	165,047	392,299	2,444,024
Total special mention	—	14,343	—	4,999	—	—	649	19,991
Total substandard	4,915	2,438	33,335	1,674	—	920	9,892	53,174
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	10,469	2,544	614	99	—	—	13,726
Total	$228,555	$955,254	$426,158	$270,756	$81,385	$165,967	$402,840	$2,530,915
(1)Includes loans held for investment measured at fair value as of December 31, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
NOTE 4 – GOODWILL
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of March 31, 2024, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of March 31, 2024 and December 31, 2023.
NOTE 5 – LEASES
Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2036. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		March 31, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$19,250	$8,929

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$22,132	$10,900

The Company’s operating lease agreements typically include an option to renew the lease at the Company’s discretion. To the extent the Company is reasonably certain it will exercise the renewal option at the inception of the lease, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. ASC 842 requires the use of the rate implicit in the lease when it is readily determinable. As this rate is typically not readily determinable, at the inception of the lease, the Company uses its collateralized incremental borrowing rate over a similar term. The amount of the right-of-use asset and lease liability are impacted by the discount rate used to calculate the present value of the minimum lease payments over the term of the lease. The following table presents information related to operating leases:

	March 31, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	10.14 years	4.67 years

Weighted-Average Discount Rate
Operating leases	4.09%	2.78%
The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Condensed Consolidated Statements of Income. The following presents the Company’s net lease costs during the periods presented:

(dollars in thousands)	Three Months Ended March 31,
	2024	2023
Lease Costs
Operating lease cost	$754	$744
Variable lease cost	542	493
Lease costs, net	$1,296	$1,237
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2024⁽¹⁾	$2,636
2025	2,740
2026	2,244
2027	3,357
2028	3,115
Thereafter	15,122
Total future minimum lease payments	29,214
Less: imputed interest	(7,082)
Present value of net future minimum lease payments	$22,132
______________________________________
(1)Amount represents the remaining nine months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended March 31, 2024 and 2023.

The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2024⁽¹⁾	$207
2025	67
2026	19
2027	4
2028	—
Thereafter	—
Total undiscounted operating lease income	$297
______________________________________
(1)Amount represents the remaining nine months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted:

(dollars in thousands)	March 31, 2024	December 31, 2023
Money market deposit accounts	$1,503,598	$1,386,149
Time deposits	442,834	496,452
Negotiable order of withdrawal accounts	132,415	147,488
Savings accounts	18,887	16,371
Total interest-bearing deposits	$2,097,734	$2,046,460
Estimated aggregate time deposits of $250 or greater	$87,888	$91,038
Overdraft balances classified as loans totaled $1.2 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively.
The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2024(1)	$325,392
2025	78,598
2026	1,231
2027	2,749
2028	34,641
Thereafter	223
Total	$442,834
______________________________________
(1)Amount represents the remaining nine months of year.

NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2024 and December 31, 2023 amounted to $1.34 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $722.7 million as of March 31, 2024. Each advance is payable at its maturity date.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. On March 27, 2024 the Company repaid $31.0 million in BTFP borrowings. As of March 31, 2024, the Company has pledged a par value of $10.5 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.
The following presents the Company’s required maturities on FHLB and FRB borrowings due at a single maturity date as of the dates noted (dollars in thousands):

Maturity Date	Rate %	March 31, 2024	December 31, 2023
March 27, 2024	4.78%	$—	$30,997
March 29, 2024	5.51	—	50,000
April 1, 2024(1)	5.53	56,314	41,175
January 10, 2025	4.87	10,000	—
Total		$66,314	$122,172
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2024 and December 31, 2023, the Company had outstanding $3.2 million and $3.5 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance(1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,976
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,920
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,867
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,634
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended March 31, 2024 and 2023, the Company recorded $0.7 million and $0.6 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of March 31, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$68,902	$511,728	$86,398	$540,255
Standby letters of credit	15,425	13,425	13,922	12,094
Commitments to make loans to sell	38,240	—	18,917	—
Commitments to make loans	1,303	18,786	5,275	7,115
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments that are not unconditionally cancellable, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funding balance. Refer to Note 3 – Loans and the Allowance for Credit Losses for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following table presents the changes in the ACL on unfunded loan commitments:

(dollars in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$2,178	$419
Impact of adopting ASU 2016-13	—	3,481
Release of provision for credit losses	(627)	(1,722)
Ending balance	$1,551	$2,178
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
NOTE 9 – SHAREHOLDERS’ EQUITY
Common Stock
The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share held (though certain voting restrictions may exist on non-vested restricted stock) .
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three months ended March 31, 2024, the Company sold no shares of common stock.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of March 31, 2024, there were a total of 435,883 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024 and 2023, the Company recognized no stock based compensation expense associated with stock options. As of March 31, 2024, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	130,936	$23.79
Granted	—	—
Exercised	—	—
Forfeited or expired	(3,500)	25.00
Outstanding as of March 31, 2024	127,436	23.75	1.3	(1)
Options fully vested / exercisable as of March 31, 2024	127,436	23.75	1.3	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of March 31, 2024, there were 127,436 options that were exercisable. Exercise prices are between $20.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2024 to 2026.
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
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the three months ended March 31, 2024:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2023	242,524	291,416
Granted	5,752	—
Vested	—	(59,449)
Forfeited	(15,570)	(53,097)
Outstanding as of March 31, 2024	232,706	178,870

During the three months ended March 31, 2024, the Company issued 40,126 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 19,323 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended March 31, 2023, the Company issued 6,364 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 1,888 shares, with a combined market value at the dates of settlement of $0.1 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 5,752 Time Vesting Units during the three months ended March 31, 2024. During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense of $0.3 million and $0.4 million, respectively, for the Time Vesting Units. As of March 31, 2024, there was $4.1 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.1 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of March 31, 2024 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2020 through December 31, 2021, excluding November 18, 2020	150%	58,809	$118,049	0.8 years	December 31, 2022	December 31, 2024
On November 18, 2020	114	11,576	64,075	1.6 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55	16,589	159,686	1.8 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	—	—	—	2.8 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33	9,090	155,645	2.8 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	—	—	—	3.8 years	December 31, 2025	December 31, 2027
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of March 31, 2024.
(3) Performance threshold was not met for the years ended December 31, 2022 and 2023. As of March 31, 2024, the 100% threshold is expected to be met for the year ended December 31, 2024.

The following table presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
Grant Period	2024	2023	2024	2023
May 1, 2019 through April 30, 2020	—	—	$—	$53
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	—	(51)	48
On November 18, 2020	—	—	10	19
May 3, 2021 through August 11, 2021	—	—	(93)	56
May 2, 2022 through November 2022, excluding August 4, 2022(1)	—	—	—	—
On August 4, 2022 (2)	—	—	14	28
On May 1, 2023 (1)	—	—	—	—
______________________________________
(1) Performance threshold was not met for the three months ended March 31, 2024 and 2023, therefore, no compensation expense was recognized for the three months ended March 31, 2024 and 2023.
(2) Performance threshold was not met for the years ended December 31, 2022 and December 31, 2023. As of March 31, 2024, the threshold is expected to be met for the year ended December 31, 2024.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$2,515	$3,820

Denominator:
Basic weighted average shares	9,621,309	9,503,715
Earnings per common share - basic	$0.26	$0.40

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$2,515	$3,820

Denominator:
Basic weighted average shares	9,621,309	9,503,715
Diluted effect of common stock equivalents:
Stock options	—	16,023
Time Vesting Units	27,435	125,228
Financial Performance Units	62,020	87,708
Total diluted effect of common stock equivalents	89,455	228,959
Diluted weighted average shares	9,710,764	9,732,674
Earnings per common share - diluted	$0.26	$0.39

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following table presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	127,436	82,970
Time Vesting Units	131,859	—
Financial Performance Units	9,090	—
Total potentially dilutive securities	268,385	82,970
NOTE 11 – INCOME TAXES
During the three months ended March 31, 2024, the Company recorded an income tax provision of $1.1 million, reflecting an effective tax rate of 29.7%. During the three months ended March 31, 2023, the Company recorded an income tax provision of $1.3 million, reflecting an effective tax rate of 26.0%.
NOTE 12 – FAIR VALUE
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
Loans Held at Fair Value: The fair value of loans held for investment are typically determined based on discounted cash flow analysis using market-based interest rate spreads. Discounted cash flow analyses are adjusted, as appropriate, to reflect current market conditions and borrower specific credit risk. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.
Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is estimated based upon quotes from third party investors for similar assets resulting in a Level 2 classification.
Loans Held for Sale: The fair value of loans held for sale is determined using actual quoted commitments from third party investors resulting in Level 1 classification.
The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$10,470	$—	$10,470
Loans held at fair value	$—	$—	$11,922	$11,922
Equity securities	$629	$122	$—	$751
Guarantee asset	$—	$—	$199	$199
IRLC, net	$—	$—	$813	$813
Equity warrants	$—	$—	$795	$795
Swap derivative assets	$—	$1,199	$—	$1,199
Financial Liabilities
Forward commitments and FSC	$—	$23	$—	$23
Swap derivative liabilities	$—	$664	$—	$664

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$7,254	$—	$7,254
Loans held at fair value	$—	$—	$13,726	$13,726
Equity securities	$636	$122	$—	$758
Guarantee asset	$—	$—	$189	$189
IRLC, net	$—	$—	$345	$345
Equity warrants	$—	$—	$795	$795
Swap derivative asset	$—	$763	$—	$763
Financial Liabilities
Forward commitments and FSC	$—	$351	$—	$351
Swap derivative liabilities	$—	$740	$—	$740
There were no transfers between levels during the three months ended March 31, 2024 or year ended December 31, 2023.
As of March 31, 2024, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.
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
During the three months ended March 31, 2024, the Company reclassified $2.7 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loan and received a commitment from a third party to purchase the loan. As of March 31, 2024, a total of $2.7 million reclassified loans held for investment had been sold. During the year ended December 31, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans and received a commitment from third party investors to purchase the loans. As of December 31, 2023, a total of $40.8 million reclassified loans held for sale were sold. As of March 31, 2024 and December 31, 2023, there were no loans reclassified from held for investment to held for sale.
There were no loans accounted for under the fair value option that were 90 days or more past due and still accruing interest as of March 31, 2024 or December 31, 2023. As of March 31, 2024, there were two loans, totaling $0.2 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2023, there were 98 loans totaling $0.2 million, accounted for under the fair value option that were on non-accrual. During the three months ended March 31, 2024 and 2023, the Company recorded net charge-offs of $0.4 million on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the condensed consolidated statements of income.

The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	March 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$10,470	$10,243	$227	$—	$—	$—	$—	$—	$—
Loans held for investment	11,922	12,276	(354)	178	182	(4)	178	182	(4)
	$22,392	$22,519	$(127)	$178	$182	$(4)	$178	$182	$(4)

	December 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$7,254	$7,106	$148	$—	$—	$—	$—	$—	$—
Loans held for investment	13,726	14,129	(403)	210	220	(10)	210	220	(10)
	$20,980	$21,235	$(255)	$210	$220	$(10)	$210	$220	$(10)
The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Mortgage loans held for sale	$79	$68
Loans held for sale	—	(20)
Loans held for investment	50	(150)
	$129	$(102)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended March 31,
Mortgage loans held for sale	2024	2023
Balance at beginning of period	$7,254	$8,839
Loans originated	58,748	54,073
Fair value changes	79	68
Sales	(55,607)	(53,102)
Settlements	(4)	(5)
Balance at end of period	$10,470	$9,873

	Three Months Ended March 31,
Loans held for sale	2024	2023
Balance at beginning of period	$—	$1,965
Loans transferred from held for investment	2,729	39,221
Fair value changes	—	(20)
Sales	(2,729)	(40,761)
Settlements	—	(405)
Balance at end of period	$—	$—

	Three Months Ended March 31,
Loans held for investment, fair value option	2024	2023
Balance at beginning of period	$13,726	$23,321
Loans acquired	—	1,162
Fair value changes	50	(150)
Net charge-offs	(352)	(392)
Settlements	(1,502)	(3,134)
Balance at end of period	$11,922	$20,807
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
The following presents assets measured on a nonrecurring basis as of the dates noted (dollars in thousands):

March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans:
Consumer and Other	$—	$—	$3,798	$3,798
1-4 Family Residential	—	—	2,438	2,438
Commercial and Industrial	—	—	23,353	23,353
Owner Occupied CRE	—	—	3,980	3,980
Total	$—	$—	$33,569	$33,569

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans:
Consumer and Other	$—	$—	$7,500	$7,500
1-4 Family Residential	—	—	2,438	2,438
Commercial and Industrial	—	—	25,738	25,738
Owner Occupied CRE	—	—	3,980	3,980
Total	$—	$—	$39,656	$39,656
The sales comparison - market value approach was utilized for estimating the fair value of non-recurring assets.
As of March 31, 2024 and December 31, 2023, the Company did not own any OREO properties.
As of March 31, 2024 and December 31, 2023, total collateral dependent loans measured using fair value had carrying values of $33.6 million and $39.7 million, respectively and were classified as Level 3. Collateral dependent loans accounted for $6.1 million and $3.8 million of the allowance on non-performing loans as of March 31, 2024 and December 31, 2023, respectively. The Company recorded an immaterial amount of charge-offs during the three months ended March 31, 2024 and $8.8 million of charge-offs during the year ended December 31, 2023.

Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended March 31, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$13,726	$189	$345	$795
Acquisitions	—	—	813	—
Originations	—	13	(819)	—
Gains/(losses) in net income, net	50	5	474	—
Net charge-offs	(352)	—	—	—
Settlements	(1,502)	(8)	—	—
Ending balance	$11,922	$199	$813	$795

Three Months Ended March 31, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$23,321	$143	$229	$825
Acquisitions	1,162	—	886	—
Originations	—	5	(1,486)	—
Gains/(losses) in net income, net	(150)	92	1,094	—
Net charge-offs	(392)	—	—	—
Settlements	(3,134)	(5)	—	—
Ending balance	$20,807	$235	$723	$825

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$11,922	Discounted cash flow	Discount rate	8% to 8% (8%)
Guarantee asset	199	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	813	Best execution model	Pull through	56% to 100% (87%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	23.0% to 59.6% (30.4%) 4.70% (4.70%) 0 to 1.75 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	3,798	Sales Comparison-Market Value Approach	Market Rate Adjustments	50% (7%)
1-4 Family Residential	2,438	Sales Comparison-Market Value Approach	Market Rate Adjustments	7% to 50% (6%)
Commercial and Industrial	23,207	Sales Comparison-Market Value Approach	Market Rate Adjustments	7% to 50% (6%)
Commercial and Industrial	146	Sales comparison, Market approach - guideline transaction method	Loss given default	8% to 62% (42%)
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market Rate Adjustments	50% (7%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$13,726	Discounted cash flow	Discount rate	7% to 8% (8%)
Guarantee asset	189	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	345	Best execution model	Pull through	48% to 100% (86%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	20.1% to 23.0% (22.4%) 4.62% to 4.62% (4.62%) 2.00 to 2.03 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	7,500	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
1-4 Family Residential	2,438	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	24,791	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	148	Sales comparison, Market approach – guideline transaction method	Loss given default	14% to 62% (20%)
Commercial and Industrial	799	Sales Comparison-Market Value Approach	Market rate adjustments	21% (11%)
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
March 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$257,889	$257,889	$—	$—
Held-to-maturity securities, net of ACL	72,303	245	56,332	8,331
Loans, net(1)	2,438,972	—	—	2,340,551
Accrued interest receivable	11,919	11,919	—	—
Liabilities:
Term deposits(2)	442,834	362,564	—	80,249
Non-term deposits	2,089,136	2,089,136	—	—
Borrowings:
FHLB borrowings – fixed rate	56,314	—	56,340	—
Federal Reserve borrowings – fixed rate	13,170	3,171	9,940	—
Subordinated notes – fixed-to-floating rate	52,397	—	—	47,441
Accrued interest payable	2,415	2,415	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,442	$254,442	$—	$—
Held-to-maturity securities, net of ACL	74,102	242	58,231	8,144
Loans, net(1)	2,493,258	—	—	2,395,468
Accrued interest receivable	11,428	11,428	—	—
Liabilities:
Term deposits(2)	496,452	414,613	—	82,564
Non-term deposits	2,032,587	2,032,587	—	—
Borrowings:
FHLB borrowings – fixed rate	41,175	—	41,372	—
FHLB borrowings – floating rate	50,000	—	49,986	—
Federal Reserve borrowings – fixed rate	34,536	3,539	30,936	—
Subordinated notes – fixed-to-floating rate	52,340	—	—	48,228
Accrued interest payable	3,793	3,793	—	—
(1) Excludes loans accounted for under the fair value option of $11.9 million and $13.7 million as of March 31, 2024 and December 31, 2023, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $362.6 million and $414.6 million as of March 31, 2024 and December 31, 2023, respectively, are classified under Level 1 fair value measurement.
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
NOTE 13 – DERIVATIVES
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of March 31, 2024 and December 31, 2023 was $50.0 million. As of March 31, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the three months ended March 31, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2024 and December 31, 2023 was $31.9 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of the periods noted (dollars in thousands):

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$571	$50,000	$77

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	31,887	628	30,325	686

Total included in other assets		$1,199		$763

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	31,887	664	30,325	740

Total included in other liabilities		$664		$740
The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods noted are as follows (dollars in thousands):

Three Months Ended March 31, 2024	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$374	—	$—

Three Months Ended March 31, 2023	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(268)	—	$—
For the three months ended March 31, 2024, the Company recorded $0.2 million of interest income related to the swap to Other borrowed funds interest expense on the Condensed Consolidated Statements of Income. The Company recorded an immaterial amount of interest income related to the swap for the three months ended March 31, 2023.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was immaterial.
NOTE 14 – SEGMENT REPORTING
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of and for the three months ended March 31, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$38,284	$114	$38,398
Total interest expense	22,328	—	22,328
Provision for credit losses	72	—	72
Net interest income, after provision for credit losses	15,884	114	15,998
Non-interest income	6,006	1,271	7,277
Total income before non-interest expense	21,890	1,385	23,275
Depreciation and amortization expense	616	8	624
All other non-interest expense	17,877	1,195	19,072
Income (loss) before income taxes	$3,397	$182	$3,579

Goodwill	$30,400	$—	$30,400
Total assets	2,919,912	12,305	2,932,217

As of and for the three months ended March 31, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$34,600	$112	$34,712
Total interest expense	15,139	—	15,139
(Release) Provision for credit losses	(310)	—	(310)
Net interest income, after (release) provision for credit losses	19,771	112	19,883
Non-interest income	4,772	1,034	5,806
Total income before non-interest expense	24,543	1,146	25,689
Depreciation and amortization expense	586	8	594
All other non-interest expense	18,202	1,732	19,934
Income (loss) before income taxes	$5,755	$(594)	$5,161

Goodwill	$30,400	$—	$30,400
Total assets	2,956,908	11,599	2,968,507
F
NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two additional LIHTC investments for $3.0 million per investment. As of March 31, 2024 and December 31, 2023, total unfunded commitments related to LIHTC investments totaled $4.6 million and $4.9 million, respectively. As of March 31, 2024 and December 31, 2023, the total balance of all LIHTC investments was $3.2 million and $3.1 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended March 31, 2024 and 2023, the Company recognized amortization expense of $0.2 million and $0.1 million, respectively.

Additionally, during the three months ended March 31, 2024 and 2023, the Company recognized $0.2 million and $0.1 million of tax credits and other benefits from the LIHTC investment, respectively. During the three months ended March 31, 2024 and 2023, the Company did not incur any impairment losses.

NOTE 16 – REGULATORY CAPITAL MATTERS
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the three months ended March 31, 2024 and the year ended December 31, 2023, First Western made no capital injections into the Bank. Management believes as of March 31, 2024, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2024, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of March 31, 2024 and December 31, 2023, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2024, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2024 and December 31, 2023.

The following table presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$246,644	11.00%	$134,549	6.0%	$179,399	8.0%
Consolidated	219,258	9.77	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	246,644	11.00	100,912	4.5	145,762	6.5
Consolidated	219,258	9.77	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	269,484	12.02	179,399	8.0	224,249	10.0
Consolidated	295,098	13.15	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	246,644	8.70	113,381	4.0	141,727	5.0
Consolidated	219,258	7.73	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$139,126	6.0%	$185,502	8.0%
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	244,390	10.54	104,345	4.5	150,720	6.5
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	265,391	11.45	185,502	8.0	231,877	10.0
Consolidated	292,151	12.59	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	244,390	8.71	112,244	4.0	140,306	5.0
Consolidated	218,150	7.77	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2024, $105.5 million of retained earnings is available to pay dividends from the Bank. As of March 31, 2024 and December 31, 2023 no dividends were declared and paid by the Bank.
NOTE 17 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, The Company received a deed of trust on two properties through foreclosure sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2024 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 15, 2024 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Company Overview
We are a financial holding company founded in 2002 and headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services to our clients including banking, trust, and investment management products and services. Our mission is to be the best private bank for the Western wealth management client. We target entrepreneurs, professionals, and high-net worth individuals, typically with $1.0 million-plus in liquid net worth, and their related philanthropic and business organizations, which we refer to as the "Western wealth management client". We believe that the Western wealth management client shares our entrepreneurial spirit and values our sophisticated, high-touch wealth management services that are tailored to meet their specific needs. We partner with our clients to solve their unique financial needs through our expert integrated services provided in a team approach.
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
From 2004, when we opened our first profit center, until March 31, 2024, we have expanded our footprint into fourteen full service profit centers, three loan production offices, and one trust office located across five states. As of and for the three months ended March 31, 2024, we had $2.93 billion in total assets, $23.3 million in total revenues, and provided fiduciary and advisory services on $7.1 billion of assets under management ("AUM").
Recent Industry Developments
During 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, the Bank remains stable with strong fundamentals including uninsured deposits at $827.8 million, or 32.7% of total deposits as of March 31, 2024. The Company has a low amount of held-to-maturity securities, which represent 2.5% of Total assets, and carries unrecognized losses amounting to 3.0% of Total shareholders’ equity as of March 31, 2024. We have limited exposure to non-owner occupied office space commercial real estate (“CRE”) which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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

•Professional services—costs related to legal, accounting, tax, consulting, personnel recruiting, insurance, and other outsourcing arrangements. Professional services costs are primarily impacted by corporate activities requiring specialized services. FDIC insurance expense is also included in this line and represents the assessments we pay to the FDIC for deposit insurance.
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
Operating Segments
The Company’s reportable segments consist of Wealth Management and Mortgage. We measure the overall profitability of operating segments based on income before income tax. We believe this is a more useful measurement as our wealth management products and services are fully integrated with our private trust bank. We allocate costs to our segments, which consist primarily of compensation and overhead expense directly attributable to the products and services within the Wealth Management and Mortgage segments. We measure the profitability of each segment based on a post-allocation basis, as we believe it better approximates the operating cash flows generated by our reportable operating segments. A description of each segment is provided in Note 14 – Segment Reporting of the accompanying Notes to the Condensed Consolidated Financial Statements.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2024, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended March 31, 2024 compared with the three months ended March 31, 2023. We reported net income available to common shareholders of $2.5 million for the three months ended March 31, 2024, compared to $3.8 million of net income available to common shareholders for the three months ended March 31, 2023, a $1.3 million, or 34.2% decrease. For the three months ended March 31, 2024, our income before income tax was $3.6 million, a $1.6 million, or 30.7% decrease from the three months ended March 31, 2023. The decrease was primarily driven by a decrease in Net interest income as a result of higher Interest expense due to higher deposit costs, offset partially by higher Interest income, higher Non-interest income and lower Non-interest expense.
Net Interest Income
The three months ended March 31, 2024 compared with the three months ended March 31, 2023. For the three months ended March 31, 2024, net interest income, before the provision for credit losses, was $16.1 million, a decrease of $3.5 million, or 17.9%, compared to the three months ended March 31, 2023. The decrease in net interest income was driven by a $202.3 million increase in average interest-bearing deposit balances and a 119 basis point increase in the average rates on interest-bearing deposits, partially offset by a $33.4 million increase in average loans outstanding with a 38 basis point increase in average yield on loans. Net interest margin decreased 59 basis points to 2.34% in the first quarter of 2024 from 2.93% reported in the first quarter of 2023 primarily due to pricing pressure on interest-bearing deposits and an unfavorable mix shift in the deposit portfolio offset partially by an increase in average yield on interest earning assets. Net interest spread decreased 72 basis points to 1.41% in the first quarter of 2024 from 2.13% reported in the first quarter of 2023.
The increase in average loans outstanding for the three months ended March 31, 2024 compared to the same period in 2023 was due to organic loan growth primarily in our construction and development, non-owner occupied CRE and residential mortgage portfolios. Average loan yields were 5.66% three months ended March 31, 2024, compared to 5.28% for the three months ended March 31, 2023. The increase in loan yields during the three month period was primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.
Interest income on our investment securities portfolio decreased as a result of lower average investment balances partially offset by higher average yields for the three months ended March 31, 2024 compared to the same period in 2023. Our average investment securities balance during the three months ended March 31, 2024 was $74.7 million, a decrease of $7.4 million compared to the same period in 2023.
Interest expense on deposits increased during the three months ended March 31, 2024 compared to the same period in 2023. Average rates on interest-bearing deposit increased 119 basis points, consistent with the higher interest rate environment, while the growth in interest-bearing deposits was primarily driven by new and expanded deposit relationships and a shift in clients moving out of non-interest bearing products into higher yielding products.

The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$177,523	$2,352	5.33%	$127,608	$1,403	4.46%
Federal funds sold	—	—	—	—	—	—
Investment securities(2)	74,666	603	3.25	82,106	629	3.11
Correspondent bank stock	4,451	95	8.58	9,592	173	7.31
Loans(3)	2,490,300	35,025	5.66	2,456,922	31,968	5.28
Mortgage loans held for sale(4)	6,752	114	6.79	7,521	112	6.04
Loans held at fair value	13,134	209	6.40	22,722	427	7.62
Total interest-earning assets(5)	2,766,826	38,398	5.58	2,706,471	34,712	5.20
Allowance for credit losses	(23,974)			(20,325)
Noninterest-earning assets	124,144			125,201
Total assets	$2,866,996			$2,811,347
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,008,246	20,622	4.13	$1,805,994	13,092	2.94
FHLB and Federal Reserve borrowings	92,195	969	4.23	142,642	1,373	3.90
Subordinated notes	52,360	737	5.66	52,135	674	5.24
Total interest-bearing liabilities	2,152,801	22,328	4.17	2,000,771	15,139	3.07
Noninterest-bearing liabilities:
Noninterest-bearing deposits	446,457			545,670
Other liabilities	22,250			26,206
Total noninterest-bearing liabilities	468,707			571,876
Total shareholders’ equity	245,488			238,700
Total liabilities and shareholders’ equity	$2,866,996			$2,811,347
Net interest rate spread(6)			1.41			2.13
Net interest income(7)		$16,070			$19,573
Net interest margin(8)			2.34			2.93
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

	Three Months Ended March 31, 2024
	Compared to 2023
	Increase (Decrease) Due Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$661	$288	$949
Federal funds sold	—	—	—
Investment securities	(60)	34	(26)
Correspondent bank stock	(110)	32	(78)
Loans	469	2,588	3,057
Mortgage loans held for sale	(13)	15	2
Loans held at fair value	(153)	(65)	(218)
Total increase in interest income	794	2,892	3,686
Interest-bearing liabilities:
Interest-bearing deposits	2,077	5,453	7,530
FHLB and Federal Reserve borrowings	(530)	126	(404)
Subordinated notes	3	60	63
Total increase in interest expense	1,550	5,639	7,189
Increase/(decrease) in net interest income	$(756)	$(2,747)	$(3,503)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2024, we recorded a $0.1 million provision for credit losses. For the three months ended March 31, 2023 we recorded a $0.3 million release of provision for credit losses. The provision recorded for the three months ended March 31, 2024 was primarily due to an increase in provision on individually analyzed loans offset partially by a reduction in the allowance due to loan and unfunded commitment balance decline.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended March 31, 2024 compared with the three months ended March 31, 2023. For the three months ended March 31, 2024 compared with the three months ended March 31, 2023, non-interest income increased $1.5 million, or 25.3%, to $7.3 million. The increase in non-interest income during the three months ended March 31, 2024 was driven by most components of Non-interest income, including Bank fees, Net gain on loans held for sale, Trust and investment management fees, Net gain on mortgage loans, and Net loss on loans accounted for under the fair value option.

The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$4,930	$4,635	$295	6.4%
Net gain on mortgage loans	1,264	1,019	245	24.0
Net gain (loss) on loans held for sale	117	(178)	295	*
Bank fees	891	592	299	50.5
Risk management and insurance fees	49	127	(78)	(61.4)
Income on company-owned life insurance	105	90	15	16.7
Net loss on loans accounted for under the fair value option	(302)	(543)	241	44.4
Unrealized (loss) gain recognized on equity securities	(6)	10	(16)	*
Other	229	54	175	*
Total non-interest income	$7,277	$5,806	$1,471	25.3
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
Trust and investment management fees—For the three months ended March 31, 2024 compared to the same period in 2023, our trust and investment management fees increased $0.3 million, or 6.4%. The increase was primarily attributable to an increase in assets under management due to an increase in market values and an increase in our fee structure.
Net gain on mortgage loans—For the three months ended March 31, 2024 compared to the same period in 2023, our net gain on mortgage loans increased by $0.2 million, or 24.0%, to $1.3 million. The increase in net gain on mortgage loans during the three months was primarily driven by higher average gain on sales margins.
Net gain (loss) on loans held for sale—During the three month ended March 31, 2024, the Company reclassified $2.7 million of loans held for investment to loans held for sale for a non-performing Construction and Development note. The transfers occurred at the point in time the Company decided to sell the loan. As of March 31, 2024, a total of $2.7 million reclassified loans held for investment had been sold. Upon transfer of the loans, the Company recorded a net gain on loans held for sale of $0.1 million.
Bank fees—For the three months ended March 31, 2024 compared to the same period in 2023, our bank fees increased by $0.3 million, or 50.5%, to $0.9 million. The increase during the three months was primarily driven by an increase in prepayment penalty fees on loans partially offset by a decrease in other loan fees.
Net loss on loans accounted for under the fair value option—The Company elected the fair value option on certain new loans purchased in 2022. For the three months ended March 31, 2024 compared to the same period in 2023, loans accounted for under the fair value option had a decrease in $0.2 million of losses recorded. The change for the three months was primarily attributable to improvement in fair value due to increased interest rates and overall performance of the portfolio.
Other—For the three months ended March 31, 2024 compared to the same period in 2023, other income increased by $0.2 million. The increase for the three months ended March 31, 2024 compared to the same period in 2023 was attributable to a $0.2 million return on investment from our bank technology fund investment.
Non-Interest Expense
The three months ended March 31, 2024 compared with the three months ended March 31, 2023. The decrease in non-interest expense of 4.1% to $19.7 million for the three months ended March 31, 2024, was primarily driven by lower Salaries and employee benefits as a result of staffing reductions in 2023 to better align expenses with lower revenue. The decrease was partially offset by increased Professional services and Other operational costs related to higher legal, audit and other professional fees.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$11,267	$13,098	$(1,831)	(14.0)%
Occupancy and equipment	1,976	1,914	62	3.2
Professional services	2,411	1,923	488	25.4
Technology and information systems	1,010	832	178	21.4
Data processing	948	1,139	(191)	(16.8)
Marketing	194	391	(197)	(50.4)
Amortization of other intangible assets	57	64	(7)	(10.9)
Other	1,833	1,167	666	57.1
	$19,696	$20,528	$(832)	(4.1)%
Salaries and employee benefits—The decrease in Salaries and employee benefits of $1.8 million, or 14.0%, for the three months ended March 31, 2024 was primarily related to staffing reductions to better align expenses with lower revenue.
Professional services—The increase in Professional services of $0.5 million, or 25.4% for the three months ended March 31, 2024, was driven by increased legal and audit fees.
Technology and information systems—The increase in Technology and information systems of $0.2 million, or 21.4% for the three months ended March 31, 2024, was driven primarily by increased costs related to enhancements of our information technology infrastructure.
Data processing—The decrease in Data processing of $0.2 million or 16.8% for the three months ended March 31, 2024, was driven by lower fees related to our trust and investment management system.
Marketing—The decrease in Marketing of $0.2 million, or 50.4%, for the three months ended March 31, 2024, was driven by lower advertising costs, events and sponsorships due to timing of marketing campaigns and to better align expenses with lower revenue.
Other—The increase in Other of $0.7 million, or 57.1% for the three months ended March 31, 2024, was driven primarily by increased workout legal fees and fraud losses.
Income Tax
The Company recorded an income tax provision of $1.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, reflecting an effective tax rate of 29.7% and 26.0%, respectively.
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

The following table presents key metrics related to our segments during the periods presented:

	Three Months Ended March 31, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$21,890	$1,385	$23,275
Income before taxes	3,397	182	3,579
Profit margin	15.5%	13.1%	15.4%

	Three Months Ended March 31, 2023
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$24,543	$1,146	$25,689
Income before taxes	5,755	(594)	5,161
Profit margin	23.4%	(51.8)%	20.1%
______________________________________
(1)Net interest income after provision plus non-interest income.
The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$38,284	$34,600	$3,684	10.6%
Total interest expense	22,328	15,139	7,189	47.5
Provision (release) for credit losses	72	(310)	382	(123.2)%
Net interest income, after provision (release) for credit losses	15,884	19,771	(3,887)	(19.7)
Non-interest income	6,006	4,772	1,234	25.9
Total income	21,890	24,543	(2,653)	(10.8)
Depreciation and amortization expense	616	586	30	5.1
All other non-interest expense	17,877	18,202	(325)	(1.8)
Income before income taxes	$3,397	$5,755	$(2,358)	(41.0)
Goodwill	$30,400	$30,400	$—	—
Total assets	2,919,912	2,956,908	(36,996)	(1.3)
The Wealth Management segment reported income before income tax of $3.4 million for the three months ended March 31, 2024, compared to $5.8 million for the same period in 2023. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily driven by an increase in interest expense partially offset by an increase in interest income and non-interest income. The increase in interest expense is due to pricing pressure on interest-bearing deposits and an unfavorable mix shift in the deposit portfolio.

Mortgage

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$114	$112	$2	1.8%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	114	112	2	1.8
Non-interest income	1,271	1,034	237	22.9
Total income	1,385	1,146	239	20.9
Depreciation and amortization expense	8	8	—	—
All other non-interest expense	1,195	1,732	(537)	(31.0)
Income (loss) before income taxes	$182	$(594)	$776	130.6
Total assets	$12,305	$11,599	$706	6.1%
The Mortgage segment reported income before income tax of $0.2 million for the three months ended March 31, 2024, compared to a loss before income tax of $0.6 million for the same periods in 2023. The overall increase was primarily driven by favorable non-interest expense due to lower Salaries and employee benefits as a result of staffing reductions to better align expenses with lower revenue and higher average gain on sales margins.
Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	March 31,	December 31,	$ Change	% Change
(dollars in thousands)	2024	2023
Balance Sheet Data:
Cash and cash equivalents	$257,889	$254,442	$3,447	1.4%
Held-to-maturity securities, net of allowance for credit losses of $71 and $71, (fair value of $64,908 and $66,617), respectively	72,303	74,102	(1,799)	(2.4)
Loans (includes $11,922 and $13,726 measured at fair value, respectively)	2,475,524	2,530,915	(55,391)	(2.2)
Allowance for credit losses	(24,630)	(23,931)	(699)	(2.9)
Loans, net of allowance	2,450,894	2,506,984	(56,090)	(2.2)
Mortgage loans held for sale, at fair value	10,470	7,254	3,216	44.3
Goodwill and other intangible assets, net	31,797	31,854	(57)	(0.2)
Company-owned life insurance	16,635	16,530	105	0.6
Other assets	92,229	84,296	7,933	9.4
Total assets	$2,932,217	$2,975,462	$(43,245)	(1.5)%

Deposits	$2,531,970	$2,529,039	$2,931	0.1%
Borrowings	121,881	178,051	(56,170)	(31.5)
Other liabilities	32,838	25,634	7,204	28.1
Total liabilities	2,686,689	2,732,724	(46,035)	(1.7)
Total shareholders’ equity	245,528	242,738	2,790	1.1
Total liabilities and shareholders’ equity	$2,932,217	$2,975,462	$(43,245)	(1.5)%

Cash and cash equivalents increased by $3.4 million, or 1.4%, to $257.9 million as of March 31, 2024 compared to December 31, 2023. The increase was a result of increased deposits in the first quarter of 2024.

Investments decreased by $1.8 million, or 2.4%, to $72.3 million as of March 31, 2024 compared to December 31, 2023. The decrease is due to held-to-maturity securities payments received through the first three months of 2024.
Loans, net of allowance decreased by $56.1 million, or 2.2%, to $2.5 billion as of March 31, 2024 compared to December 31, 2023. The decrease is due to limited new production that was more than offset by payoffs and a lower level of draws on existing credit lines than previous quarters. The largest decline was in our Commercial and Industrial portfolio which was partially attributable to a loan sale in the quarter.
Mortgage loans held for sale increased $3.2 million, or 44.3%, to $10.5 million as of March 31, 2024 compared to December 31, 2023. The increase was driven by higher funded loan volume and the timing of loan sale settlements.
Other assets increased by $7.9 million, or 9.4%, to $92.2 million as of March 31, 2024 compared to December 31, 2023. The increase was primarily driven by an increase in our lease assets due to an extension of a lease recorded during the quarter.
Deposits increased $2.9 million, or 0.1%, to $2.53 billion as of March 31, 2024 compared to December 31, 2023. The increase was driven primarily by Interest-bearing deposits due to new and expanded deposit relationships, offset partially by a decrease in noninterest-bearing deposits.
Money market deposit accounts increased $117.4 million, or 8.5%, to $1.50 billion as of March 31, 2024 compared to December 31, 2023. Time deposit accounts decreased $53.6 million, or 10.8%, from December 31, 2023 to $442.8 million as of March 31, 2024. Negotiable order of withdrawal, or NOW accounts, decreased $15.1 million, or 10.2%, to $132.4 million from December 31, 2023 to March 31, 2024.
Borrowings decreased $56.2 million, or 31.5%, to $121.9 million as of March 31, 2024 compared to December 31, 2023. The decrease was a driven by a $31.0 million repayment of a Bank Term Funding Program loan that matured in March 2024 and less of a reliance on FHLB borrowings as a result of the loan balance decline.
Other liabilities increased $7.2 million, or 28.1%, to $32.8 million as of March 31, 2024 compared to December 31, 2023. The increase is primarily attributed to an increase in our lease liability due to an extension of a lease recorded in the quarter, offset by lower salaries payable due to timing of 401K match payouts and incentive compensation payments and a decrease in accrued interest payable on borrowings related to the interest on the $31.0 million repayment of a Bank Term Funding Program loan that matured in March 2024.
Total shareholders’ equity increased $2.8 million, or 1.1%, from December 31, 2023 to $245.5 million as of March 31, 2024. The increase is primarily due to Net income for the quarter and an increase in Unrealized gain on a cash flow hedge of certain FHLB borrowings.

Assets Under Management

	Three Months Ended
	March 31,
(Dollars in millions)	2024	2023
Managed Trust Balance as of Beginning of Period	$1,913	$1,802
New relationships	3	1
Closed relationships	(4)	(1)
Contributions	9	3
Withdrawals	(102)	(86)
Market change, net	232	174
Ending Balance	$2,051	$1,893
Yield*	0.18%	0.18%

Directed Trust Balance as of Beginning of Period	$1,622	$1,285
New relationships	—	—
Closed relationships	—	—
Contributions	28	2
Withdrawals	(19)	(2)
Market change, net	34	7
Ending Balance	$1,665	$1,292
Yield*	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$1,607	$1,618
New relationships	13	29
Closed relationships	(16)	(24)
Contributions	16	19
Withdrawals	(63)	(45)
Market change, net	67	50
Ending Balance	$1,624	$1,647
Yield*	0.77%	0.74%

Custody Balance as of Beginning of Period	$545	$493
New relationships	—	2
Closed relationships	—	—
Contributions	128	36
Withdrawals	(12)	(4)
Market change, net	65	55
Ending Balance	$726	$582
Yield*	0.04%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,066	$909
New relationships	—	—
Closed relationships	(78)	—
Contributions	64	26
Withdrawals	(42)	(24)
Market change, net	65	57
Ending Balance(1)	$1,075	$968
Yield*	0.16%	0.17%

Total Assets Under Management as of Beginning of Period	$6,753	$6,107
New relationships	16	32
Closed relationships	(98)	(25)
Contributions	245	86
Withdrawals	(238)	(161)
Market change, net	463	343
Total Assets Under Management	$7,141	$6,382
Yield*	0.28%	0.29%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period are one quarter in arrears.

AUM increased $759.0 million, or 11.9%, during the three months ended March 31, 2024 compared to the same period in 2023 to an increase in market values throughout the first quarter of 2024.
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
Investments for which we have the intent and ability to hold to their maturity are classified as held-to-maturity securities and are recorded at amortized cost. Securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of March 31, 2024 and December 31, 2023, all our investments in securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our investment securities as of the dates noted:

	March 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$258	$—	$(13)	$245	$—
Corporate bonds	23,672	—	(2,674)	20,998	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	33,202	—	(3,559)	29,643	—
Federal National Mortgage Association ("FNMA") MBS – residential	5,886	—	(554)	5,332	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,625	8	(416)	5,217	—
Corporate collateralized mortgage obligations ("CMO") and MBS	3,731	—	(258)	3,473	—
Total securities held-to-maturity	$72,374	$8	$(7,474)	$64,908	$(71)

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Investment securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
GMO and MBS – commercial	5,836	9	(377)	5,468	—
CMO and MBS	3,783	—	(238)	3,545	—
Total securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of March 31, 2024. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of March 31, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$258	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,074	0.31	19,399	1.26	199	0.01
GNMA mortgage-backed securities – residential	—	—	59	*	31	*	33,112	1.11
FNMA mortgage-backed securities – residential	—	—	—	—	1,069	0.02	4,817	0.13
Government CMO and MBS – commercial	—	—	152	0.01	1,494	0.07	3,979	0.13
Corporate CMO and MBS	—	—	—	—	389	0.03	3,342	0.18
Total held-to-maturity	$258	—%	$4,285	0.32%	$22,382	1.37%	$45,449	1.55%

	Maturities as of December 31, 2023
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$253	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,078	0.30%	19,395	1.23	214	0.01
GNMA mortgage-backed securities – residential	—	—	66	*	—	—	34,513	1.14
FNMA mortgage-backed securities – residential	—	—	—	—	1,116	0.02	4,919	0.13
Government CMO and MBS – commercial	—	—	178	0.01	1,579	0.07	4,079	0.13
Corporate CMO and MBS	—	—	—	—	415	0.03	3,368	0.18
Total held-to-maturity	$253	—%	$4,322	0.31%	$22,505	1.35%	$47,093	1.59%
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed securities include private label CMO and MBS as well as bank subordinated debt. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted (dollars in thousands):

Three Months Ended March 31, 2024	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$71	$—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—

Three Months Ended March 31, 2023	Corporate Bonds	Corporate CMO(1)
Allowance for credit losses:
Beginning balance	$—	$—
Impact of ASU 2016-13 adoption	71	—
Provision for credit losses	—	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$71	$—
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2024 and December 31, 2023, we had mortgage loans held for sale of $10.5 million and $7.3 million, respectively, in residential mortgage loans we originated.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of March 31, 2024, the Company has $11.9 million in loans accounted for under the fair value option with an unpaid principal balance amount of $12.3 million. As of December 31, 2023, the Company has $13.7 million in loans accounted for under the fair value option with an unpaid principal balance amount of $14.1 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2024, the Company has $3.7 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. As of December 31, 2023, the Company has $4.2 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	March 31,		December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$150,969	6.1%	$139,947	5.6%
Consumer and Other	18,450	0.7	27,028	1.1
Construction and Development	331,437	13.5	345,516	13.7
1-4 Family Residential	912,106	37.1	927,965	36.9
Non-Owner Occupied CRE	559,763	22.7	543,692	21.6
Owner Occupied CRE	193,035	7.8	195,861	7.8
Commercial and Industrial	297,842	12.1	337,180	13.3
Loans held for investment at amortized cost	$2,463,602	100.0%	$2,517,189	100.0%
Loans accounted for under the fair value option(2)	11,922		13,726
Total loans held for investment	$2,475,524		$2,530,915
Mortgage loans held for sale, at fair value(3)	$10,470		$7,254
______________________________________
(1)Includes PPP loans of $3.7 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $12.3 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under fair value option as of March 31, 2024 and December 31, 2023, respectively.
(3)Includes $10.2 million and $7.1 million of unpaid principal balance of mortgage loans held for sale as of March 31, 2024 and December 31, 2023, respectively.

•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $3.7 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $12.3 million and $14.1 million as of March 31, 2024 and December 31, 2023, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $4.9 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively, are included in this category.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of March 31, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$76,005	$72,680	(1)	$1,611	$673	$150,969
Consumer and Other(2)	11,568	4,559		1,147	1,176	18,450
Construction and Development	76,242	198,632		50,519	6,044	331,437
1-4 Family Residential	45,623	165,230		30,514	670,739	912,106
Non-Owner Occupied CRE	56,264	337,181		153,232	13,086	559,763
Owner Occupied CRE	15,047	91,367		77,789	8,832	193,035
Commercial and Industrial	96,227	170,659		30,956	—	297,842
Total	$376,976	$1,040,308		$345,768	$700,550	$2,463,602
Loans accounted for under the fair value option	71	11,456		395	—	11,922
Total loans	$377,047	$1,051,764		$346,163	$700,550	$2,475,524
Amounts with fixed rates	146,456	672,043		231,345	23,260	1,073,104
Amounts with floating rates	230,591	379,721		114,818	677,290	1,402,420
Total loans	$377,047	$1,051,764		$346,163	$700,550	$2,475,524

	As of December 31, 2023
(dollars in thousands)	One Year or Less		After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$70,558	(1)	$67,101	(1)	$1,611	$677	$139,947
Consumer and Other	18,425		6,175		1,206	1,222	27,028
Construction and Development	106,993		180,210		51,253	7,060	345,516
1-4 Family Residential	43,275		172,349		34,053	678,288	927,965
Non-Owner Occupied CRE	34,328		334,516		161,669	13,179	543,692
Owner Occupied CRE	13,491		93,844		79,610	8,916	195,861
Commercial and Industrial	120,061		187,240		29,879	—	337,180
Total	$407,131		$1,041,435		$359,281	$709,342	$2,517,189
Loans accounted for under the fair value option	105		13,163		458	—	13,726
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
Amounts with fixed rates	141,485		699,578		235,132	23,903	1,100,098
Amounts with floating rates	265,751		355,020		124,607	685,439	1,430,817
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
______________________________________
(1) Includes PPP loans.

The following table presents the amortized cost basis as of March 31, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	As of March 31, 2024
(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$73	$—	$—	—%
Total	$—	$—	$73	$—	$—
The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the three months ended March 31, 2024:

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	—	—	$73
For the three months ended March 31, 2023, there were no loan modifications made to borrowers experiencing financial difficulty and the Company had not committed any additional funds to borrowers experiencing financial difficulty.

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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. As of March 31, 2024 and December 31, 2023, we did not own any OREO properties.
The amount of lost interest for non-accrual loans was $2.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
We had amortized cost of $45.7 million and $50.8 million in non-performing assets as of March 31, 2024 and December 31, 2023, respectively.
The following table presents the amortized cost basis of non-performing loans as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
Consumer and Other	3,807	7,504
Construction and Development	—	2,719
1-4 Family Residential	3,007	3,016
Owner Occupied CRE	3,980	3,980
Commercial and Industrial	33,225	31,893
Total non-performing assets	$45,723	$50,816
Non-accrual loans to total loans(1)	1.86%	2.02%
Non-performing assets to total assets	1.56%	1.71%
Allowance for credit losses to non-accrual loans	53.87%	47.09%
Accruing loans 90 or more days past due	$16	$285
______________________________________
(1)Excludes mortgage loans held for sale of $10.5 million and $7.3 million as of March 31, 2024 and December 31, 2023, respectively. Excludes $12.3 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, non-performing loans of $45.7 million and $50.8 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of March 31, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$149,265	$—	$1,704	$—	$—	$150,969
Consumer and Other(2)	14,652	—	3,798	—	11,922	30,372
Construction and Development	315,532	15,905	—	—	—	331,437
1-4 Family Residential	909,099	—	3,007	—	—	912,106
Non-Owner Occupied CRE	554,798	4,965	—	—	—	559,763
Owner Occupied CRE	189,055	—	3,980	—	—	193,035
Commercial and Industrial	251,316	11,190	35,336	—	—	297,842
Total	$2,383,717	$32,060	$47,825	$—	$11,922	$2,475,524

	As of December 31, 2023
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$138,243	$—	$1,704	$—	$—	$139,947
Consumer and Other(2)	19,528	—	7,500	—	13,726	40,754
Construction and Development	328,454	14,343	2,719	—	—	345,516
1-4 Family Residential	924,949	—	3,016	—	—	927,965
Non-Owner Occupied CRE	538,693	4,999	—	—	—	543,692
Owner Occupied CRE	191,881	—	3,980	—	—	195,861
Commercial and Industrial	302,276	649	34,255	—	—	337,180
Total	$2,444,024	$19,991	$53,174	$—	$13,726	$2,530,915
______________________________________
(1)Includes PPP loans of $3.7 million and $4.2 million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $11.9 million and $13.7 million of loans held for investment accounted for under fair value option as of March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Loans
The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, where appropriate, expanded for certain call codes into separate segments based on risk characteristics.
ASU 2016-13 for Current Expected Credit Losses (“CECL”) requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of March 31, 2024, the Company held $204.3 million in acquired loans with $1.9 million in allowance for credit losses as well as $4.0 million in unamortized discounts. As of December 31, 2023, the Company held $208.2 million in acquired loans with $2.0 million in allowance for credit losses as well as $3.9 million in unamortized discounts.
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
ACL – held-to-maturity securities: Held-to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
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

ACL – off-balance sheet credit exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance.
The ACL represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model as of March 31, 2024 is based on a slightly improved macro-economic forecast assuming a soft landing. As a result, we forecasted decreased probability of default rates, and therefore losses, which in turn reduced our model loss rates, further reduced by net pay downs in the loan portfolio, resulting in a $1.6 million release of provision on pooled loans for the three months ended March 31, 2024. The allowance on credit losses on non-performing loans was $6.1 million as of March 31, 2024. As of December 31, 2023, we forecasted decreased probability of default rates and loss given default rates which in turn reduced our model loss rates, partially offset by loan growth and changes in our segment mix, resulting in a $0.5 million release of provision on pooled loans. The allowance on credit losses on non-performing loans was $3.8 million as of December 31, 2023.

The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Average loans outstanding(1)(2)	$2,490,300	$2,456,922
Total loans outstanding at end of period(3)	$2,463,602	$2,517,189
Allowance for credit losses at beginning of period	$23,931	$17,183
Impact of adopting ASU 2016-13	—	3,470
Provision (release) for credit losses	699	(805)
Charge-offs:
Cash, Securities, and Other	—	—
Consumer and Other	(11)	(17)
Construction and Development	—	—
1-4 Family Residential	—	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	—	—
Total charge-offs	(11)	(17)
Recoveries:
Cash, Securities, and Other	—	—
Consumer and Other	5	11
Construction and Development	—	—
1-4 Family Residential	5	—
Non-Owner Occupied CRE	—	—
Owner Occupied CRE	—	—
Commercial and Industrial	1	1
Total recoveries	11	12
Net (charge-offs) recoveries	—	(5)
Allowance for credit losses at end of period	$24,630	$19,843
Allowance for credit losses to total loans	1.00%	0.79%
Net charge-offs to average loans	—	*
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $6.8 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $13.1 million and $22.7 million for the three months ended March 31, 2024 and 2023, respectively.
(3)Excludes mortgage loans held for sale of $10.5 million and $7.3 million as of March 31, 2024 and 2023, respectively. Includes $3.5 million and $5.4 million in bank originated PPP loans as of March 31, 2024 and 2023, respectively, and $0.2 million and $0.6 million of acquired PPP loans as of March 31, 2024 and 2023, respectively. Excludes $12.3 million and $21.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option.
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

	As of March 31, 2024		As of December 31, 2023
	Amount	%(1)	Amount	%(1)
(dollars in thousands)
Cash, Securities, and Other	$777	6.1%	$961	5.6%
Consumer and Other	87	0.7	124	1.1
Construction and Development	7,388	13.5	7,945	13.7
1-4 Family Residential	4,288	37.1	4,370	36.9
Non-Owner Occupied CRE	2,196	22.7	2,325	21.6
Owner Occupied CRE	975	7.8	1,034	7.8
Commercial and Industrial	8,919	12.1	7,172	13.3
Total allowance for credit losses	$24,630	100.0%	$23,931	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.

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

(dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning balance	$2,178	$419
Impact of adopting ASU 2016-13	—	3,481
(Release) provision for credit losses	(627)	495
Ending balance	$1,551	$4,395
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net as of March 31, 2024, decreased $0.7 million, or 11.1%, compared to December 31, 2023.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), NOW accounts (interest checking accounts), and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits were $2.53 billion as of March 31, 2024, which were flat compared to December 31, 2023. Total average deposits for the three months ended March 31, 2024 were $2.45 billion, an increase of $103.0 million, or 4.4%, compared to $2.35 billion as of March 31, 2023. The increase in average deposits for the three months ended March 31, 2024 compared to the same period in 2023 was driven primarily by Interest-bearing deposits due to new and expanded deposit relationships offset partially by a decline in noninterest-bearing deposits.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	As of or for the Three Month Period Ending March 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,376,621	4.30%	$1,265,595	3.36%
NOW accounts	143,577	0.29	213,709	0.41
Uninsured time deposits	65,211	4.44	148,756	2.86
Other time deposits	406,465	4.97	153,542	3.52
Total time deposits	471,676	4.90	302,298	3.20
Savings accounts	16,372	0.09	24,392	0.02
Total interest-bearing deposits	2,008,246	4.13	1,805,994	2.94
Noninterest-bearing accounts	446,457		545,670
Total deposits	$2,454,703	3.38%	$2,351,664	2.26%

Average noninterest-bearing deposits to average total deposits was 18.2% and 23.2% for the three months ended March 31, 2024 and 2023, respectively.
Our average cost of funds was 3.45% and 2.41% for the three months ended March 31, 2024 and 2023, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment and an unfavorable mix shift in deposit balances.
Total money market accounts as of March 31, 2024 were $1.5 billion, an increase of $117.4 million, or 8.5%, compared to December 31, 2023. NOW accounts decreased $15.1 million, or 10.2%, to $132.4 million compared to December 31, 2023.
Total time deposits as of March 31, 2024 were $442.8 million, a decrease of $53.6 million, or 10.8%, from December 31, 2023.
The following presents the amount of certificates of deposit by time remaining until maturity as of March 31, 2024:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$—	$31,245	$31,824	$26,071	$89,140
Other	105	110,590	151,628	91,371	353,694
Total	$105	$141,835	$183,452	$117,442	$442,834
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2024 and December 31, 2023, borrowings totaled $121.9 million and $178.1 million, respectively.

On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. On March 27, 2024, the Company repaid the $31.0 million BTFP borrowings. As of March 31, 2024, the Company has pledged a par value of $10.5 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.
The decrease in borrowings as of March 31, 2024 compared to December 31, 2023 is driven by a $31.0 million repayment of a BTFP loan that matured in March 2024 and less of a reliance on FHLB borrowings as a result of the loan balance decline.
The following presents balances of each of the borrowing facilities as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Borrowings
FHLB borrowings	$56,314	$91,175
Federal Reserve borrowings	13,170	34,536
Subordinated notes	52,397	52,340
Total	$121,881	$178,051
FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2024 and December 31, 2023 amounted to $1.34 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $722.7 million as of March 31, 2024.

As of or for the Three Months Ended March 31,
(dollars in thousands)	2024
Short-term borrowings
Maximum outstanding at any month-end during the period	$56,314
Balance outstanding at end of period	56,314
Average outstanding during the period	42,861
Average interest rate during the period	5.53%
Average interest rate at the end of the period	5.53
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.

Derivatives

Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of March 31, 2024 and December 31, 2023 was $50.0 million. As of March 31, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the three months ended March 31, 2024, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2024 and December 31, 2023 was $31.9 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
Liquidity and Capital Resources
Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds include the ability to borrow from FHLB, other correspondent banks, and the use of brokered deposits.
The following table presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended March 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	15.57%	19.41%
Interest-bearing	70.04	64.25
FHLB and Federal Reserve borrowings	3.22	5.07
Subordinated notes	1.83	1.85
Other liabilities	0.78	0.93
Shareholders’ equity	8.56	8.49
Total	100.00%	100.00%
Uses of Funds:
Total loans	86.48%	87.48%
Investment securities	2.60	2.92
Correspondent bank stock	0.16	0.34
Mortgage loans held for sale	0.24	0.27
Interest-bearing deposits in other financial institutions	6.19	4.54
Noninterest-earning assets	4.33	4.45
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	18.19%	23.20%
Average loans to total average deposits	101.45	104.48
Average interest-bearing deposits to total average deposits	81.81	76.80
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources
Total shareholders’ equity increased $2.8 million, or 1.1%, from December 31, 2023 to $245.5 million as of March 31, 2024. The increase was primarily due to Net income for the quarter and an increase in Unrealized gain on a cash flow hedge of certain FHLB borrowings.
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2024 and December 31, 2023, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios for the dates noted:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$246,644	11.00%	$244,390	10.54%
Consolidated Company	219,258	9.77	218,150	9.40
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	246,644	11.00	244,390	10.54
Consolidated Company	219,258	9.77	218,150	9.40
Total capital to risk-weighted assets
Bank	269,484	12.02	265,391	11.45
Consolidated Company	295,098	13.15	292,151	12.59
Tier 1 capital to average assets
Bank	246,644	8.70	244,390	8.71
Consolidated Company	219,258	7.73	218,150	7.77
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

The following presents future contractual obligations to make future payments during the periods presented:

	As of March 31, 2024
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$66,313	$—	$3,171	$—		$69,484
Subordinated notes	—	—	—	52,397	(1)	52,397
Time deposits	362,564	43,565	36,705	—		442,834
Minimum lease payments	3,523	4,927	6,369	14,395		29,214
Total	$432,400	$48,492	$46,245	$66,792		$593,929
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.
The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$68,902	$511,728	$86,398	$540,255
Standby letters of credit	15,425	13,425	13,922	12,094
Commitments to make loans to sell	38,240	—	18,917	—
Commitments to make loans	1,303	18,786	5,275	7,115
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
Critical Accounting Policies
Our accounting policies and procedures are described in Note 1 – Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC.
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of March 31, 2024		As of December 31, 2023
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(6.04)%	(10.02)%	(5.19)%	(11.03)%
100	(3.25)	(4.71)	(2.82)	(5.90)
Base	—	—	—	—
-100	2.85	1.84	2.38	3.16
-200	8.88	(4.92)	8.27	(5.27)
The model simulations as of March 31, 2024 imply that our balance sheet maintains a relatively consistent interest rate risk profile compared to our balance sheet as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The Company, from time to time, is involved in various legal actions arising in the normal course of business. While the ultimate outcome of any such proceedings cannot be predicted with certainty, it is the opinion of management, after consulting with our legal counsel, that no proceedings exist, either individually or in the aggregate, which, if determined adversely to the Company, would have a material effect on the Company’s condensed consolidated financial statements. See Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
Item 1A.  Risk Factors
There has been no material change in the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 15, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2024 through January 31, 2024	19,323	$19.64	—	—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	—	—	—	—
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
10.1†
Employment Agreement, dated February 14, 2024, by and between First Western Financial, Inc. and David R. Weber (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 21, 2024).

10.2†
Named Executive Officer (“NEO”) Discretionary Incentive Compensation Plan, approved on April 24, 2024 by the Board of Directors of First Western Financial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 26, 2024).

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

First Western Financial, Inc.

May 3, 2024	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

May 3, 2024	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer