Form 10-Q
period 2024-06-30
First Western Financial Inc
filed 2024-08-02
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2024
Common Stock, no par value	9,660,549

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$6,374	$7,284
Interest-bearing deposits in other financial institutions	239,425	247,158
Total cash and cash equivalents	245,799	254,442

Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $71,067 and $66,617), respectively	78,927	74,102
Correspondent bank stock, at cost	10,804	7,155
Mortgage loans held for sale, at fair value	26,856	7,254
Loans (includes $10,190 and $13,726 measured at fair value, respectively)	2,456,063	2,530,915
Allowance for credit losses	(27,319)	(23,931)
Loans, net	2,428,744	2,506,984
Premises and equipment, net	24,657	25,256
Accrued interest receivable	11,339	11,428
Accounts receivable	5,118	5,095
Other receivables	4,875	4,467
Other real estate owned, net	11,421	—
Goodwill and other intangible assets, net	31,741	31,854
Deferred tax assets, net	6,123	6,407
Company-owned life insurance	16,741	16,530
Other assets	34,410	24,488
Total assets	$2,937,555	$2,975,462

Liabilities
Deposits:
Noninterest-bearing	$396,702	$482,579
Interest-bearing	2,014,190	2,046,460
Total deposits	2,410,892	2,529,039
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	191,505	125,711
Subordinated notes	52,451	52,340
Accrued interest payable	2,243	3,793
Other liabilities	33,589	21,841
Total liabilities	2,690,680	2,732,724

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,660,548 and 9,581,183 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	192,891	192,894
Retained earnings	54,633	51,042
Accumulated other comprehensive loss	(649)	(1,198)
Total shareholders’ equity	246,875	242,738
Total liabilities and shareholders’ equity	$2,937,555	$2,975,462
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$35,275	$33,583	$70,414	$65,663
Loans accounted for under the fair value option	168	351	377	778
Investment securities	651	627	1,254	1,256
Interest-bearing deposits in other financial institutions	1,855	1,666	4,207	3,069
Dividends, restricted stock	105	145	200	318
Total interest and dividend income	38,054	36,372	76,452	71,084

Interest expense:
Deposits	20,848	15,864	41,470	28,956
Other borrowed funds	1,428	2,073	3,134	4,120
Total interest expense	22,276	17,937	44,604	33,076
Net interest income	15,778	18,435	31,848	38,008
Less: Provision for credit losses	2,334	1,843	2,406	1,533
Net interest income, after provision for credit losses	13,444	16,592	29,442	36,475

Non-interest income:
Trust and investment management fees	4,875	4,602	9,805	9,237
Net gain on mortgage loans	1,820	774	3,084	1,793
Net gain (loss) on loans held for sale	—	—	117	(178)
Bank fees	327	591	1,218	1,183
Risk management and insurance fees	109	103	158	230
Income on company-owned life insurance	106	91	211	181
Net loss on loans accounted for under the fair value option	(315)	(1,124)	(617)	(1,667)
Unrealized loss recognized on equity securities	(2)	(11)	(8)	(1)
Other	52	(1,064)	281	(1,010)
Total non-interest income	6,972	3,962	14,249	9,768
Total income before non-interest expense	20,416	20,554	43,691	46,243

Non-interest expense:
Salaries and employee benefits	11,097	11,148	22,364	24,246
Occupancy and equipment	2,080	1,939	4,056	3,853
Professional services	1,826	1,858	4,237	3,781
Technology and information systems	1,042	831	2,052	1,663
Data processing	1,101	1,052	2,049	2,191
Marketing	243	379	437	770
Amortization of other intangible assets	56	62	113	126
Other	1,556	1,250	3,389	2,417
Total non-interest expense	19,001	18,519	38,697	39,047
Income before income taxes	1,415	2,035	4,994	7,196
Income tax expense	339	529	1,403	1,870
Net income available to common shareholders	$1,076	$1,506	$3,591	$5,326
Earnings per common share:
Basic	$0.11	$0.16	$0.37	$0.56
Diluted	0.11	0.16	0.37	0.55

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,076	$1,506	$3,591	$5,326
Other comprehensive income items:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	97	89	190	180
Income tax effect	(24)	(29)	(46)	(51)
Unrealized gain on cash flow hedge	40	952	534	684
Income tax effect	(9)	(165)	(129)	(165)
Total other comprehensive income items	104	847	549	648
Comprehensive income	$1,180	$2,353	$4,140	$5,974
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of April 1, 2023	9,507,564	$191,901	$49,637	$(1,716)	$239,822

Net income	—	—	1,506	—	1,506
Other comprehensive income, net of tax and reclassification	—	—	—	847	847
Settlement of share awards	37,507	(232)	—	—	(232)
Stock-based compensation	—	299	—	—	299
Balance as of June 30, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242

Balance as of April 1, 2024	9,621,309	$192,724	$53,557	$(753)	$245,528

Net income	—	—	1,076	—	1,076
Other comprehensive income, net of tax and reclassifications	—	—	—	104	104
Settlement of share awards	39,239	(255)	—	—	(255)
Stock-based compensation	—	422	—	—	422
Balance as of June 30, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875

Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	$190,494	$46,568	$(1,517)	$235,545

Net income	—	—	5,326	—	5,326
Other comprehensive income, net of tax and reclassifications	—	—	—	648	648
Dissolution of RSI entity(1)	—	751	(751)	—	—
Settlement of share awards	43,871	(283)	—	—	(283)
Options exercised	5,760	115	—	—	115
Stock-based compensation	—	891	—	—	891
Balance as of June 30, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242

Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738

Net income	—	—	3,591	—	3,591
Other comprehensive income, net of tax and reclassifications	—	—	—	549	549
Settlement of share awards	79,365	(634)	—	—	(634)
Stock-based compensation	—	631	—	—	631
Balance as of June 30, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$3,591	$5,326
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	(64)	(12)
Stock dividends received on correspondent bank stock	(200)	(318)
Provision for credit losses	2,406	1,533
(Gain) or Loss on loans held for sale	(117)	178
Net gain on mortgage loans	(3,084)	(1,793)
Origination of mortgage loans held for sale	(172,258)	(151,189)
Proceeds from mortgage loans	155,046	142,196
Depreciation and amortization	1,256	1,164
Net amortization of purchase accounting adjustments	68	285
Deferred income tax expense	(1,207)	(330)
Increase in cash surrender value of company-owned life insurance	(211)	(181)
Stock-based compensation	631	891
Change in fair value of equity securities	8	1
Change in fair value of loans accounted for under the fair value option	617	1,667
Change in fair value of loans held for sale	—	(551)
Net changes in operating assets and liabilities:
Change in accounts receivable	143	(89)
Change in accrued interest receivable and other assets	1,615	233
Change in accrued interest payable and other liabilities	(2,069)	(3,640)
Net cash used in operating activities	(13,829)	(4,629)
Cash flows from investing activities
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	3,937	3,701
Purchases	(8,532)	—
Purchases of correspondent bank stock	(6,534)	(26,082)
Redemption of correspondent bank stock	3,085	19,992
Loan and note receivable originations and principal collections, net	63,813	(65,652)
Purchases of premises and equipment	(546)	(1,425)
Proceeds from loans held for sale previously classified as loans held for investment	2,950	40,602
Purchases of loans	—	(1,162)
Net cash provided by (used in) investing activities	58,173	(30,026)
Cash flows from financing activities
Net change in deposits	(118,147)	(29,835)
Payments to Federal Home Loan Bank borrowings	(226,200)	(881,776)
Proceeds from Federal Home Loan Bank borrowings	313,737	977,645
Payments to Federal Reserve borrowings	(81,743)	(221,689)
Proceeds from Federal Reserve borrowings	60,000	291,534
Proceeds from the exercise of stock options	—	115
Cash paid for withholding taxes on share-based awards	(634)	(283)
Net cash (used in) provided by financing activities	(52,987)	135,711

Net change in cash and cash equivalents	(8,643)	101,056
Cash and cash equivalents, beginning of year	254,442	196,512
Cash and cash equivalents, end of period	$245,799	$297,568

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$46,154	$32,413
Income tax payment	93	2,170
Cash paid for lease liabilities	1,417	1,592
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	—	39,221
Adoption of ASU 2016-13, net of tax	—	5,319
Dissolution of RSI entity	—	751
Lease right-of-use-asset obtained in exchange for lease liabilities	10,910	1,704
Transfers from loans, net of participations, to other real estate owned	7,765	—

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
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2024 and December 31, 2023, 76.3% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
ACL - Held-to-maturity (“HTM”) debt securities: HTM debt securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS debt securities and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectability of CMO and MBS debt securities and corporate bonds taking into consideration factors such as the asset quality and delinquencies of the issuers.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts during the three and six months ended June 30, 2024 and 2023. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 are considered in scope of Topic 606.
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
On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which provides additional transparency into a company's reportable segments’ significant expenses on an interim and annual basis. This guidance is effective for companies with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Companies must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company expects to adopt this standard beginning with fiscal year ended December 31, 2024. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
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
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

June 30, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$268	$—	$(20)	$248	$—
Corporate bonds	23,656	—	(3,168)	20,488	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	33,208	—	(3,559)	29,649	—
Federal National Mortgage Association ("FNMA") MBS – residential	12,805	31	(567)	12,269	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,429	9	(395)	5,043	—
Corporate collateralized mortgage obligations ("CMO") and MBS(1)	3,632	—	(262)	3,370	—
Total debt securities held-to-maturity	$78,998	$40	$(7,971)	$71,067	$(71)

December 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)

As of June 30, 2024, the amortized cost and estimated fair value of held-to-maturity debt securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

June 30, 2024	Amortized Cost	Fair Value
Due within one year	$268	$248
Due between one year and five years	4,070	3,792
Due between five years and ten years	19,403	16,532
Due after ten years	183	164
Securities (CMO and MBS)	55,074	50,331
Total	$78,998	$71,067
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the six months ended June 30, 2024, the Company made $0.2 million of contributions to the partnerships and received $0.2 million of returns on investment. During the year ended December 31, 2023, the Company made $0.8 million of contributions to both partnerships and received $0.1 million of returns on investment. As of June 30, 2024, the Company held a balance of $2.2 million, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $3.8 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million of contributions to the SBIC fund during the six months ended June 30, 2024. During the year ended December 31, 2023, the Company made $0.2 million of contributions to the SBIC fund. As of June 30, 2024 and December 31, 2023, the Company held a balance of $2.4 million and $2.2 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of June 30, 2024, securities with market values totaling $37.4 million were pledged to secure various public deposits and credit facilities of the Company, including $10.1 million pledged under the BTFP program (refer to Note 1 – Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2023, securities with market values of $45.1 million were pledged to secure various public deposits and credit facilities of the Company, including $39.3 million pledged under the BTFP program.
As of June 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Accrued interest receivable on held-to-maturity debt securities totaled $0.4 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted (dollars in thousands):

	Three Months Ended June 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$—	$—
Impact of ASU 2016-13 adoption	—	—	71	—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis. As of June 30, 2024, there were no held-to-maturity debt securities past due or on non-accrual.

NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	June 30, 2024	December 31, 2023
Cash, Securities, and Other	$133,357	$139,947
Consumer and Other	15,424	27,028
Construction and Development	307,512	345,516
1-4 Family Residential	916,801	927,965
Non-Owner Occupied CRE	606,718	543,692
Owner Occupied CRE	187,955	195,861
Commercial and Industrial	278,106	337,180
Total	2,445,873	2,517,189
Allowance for credit losses	(27,319)	(23,931)
Total, net	$2,418,554	$2,493,258
Loans accounted for under the fair value option(1)	10,190	13,726
Loans, net	$2,428,744	$2,506,984
______________________________________
(1)Includes $10.5 million and $14.1 million of unpaid principal balance of loans held for investment measured at fair value as of June 30, 2024 and December 31, 2023, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of June 30, 2024 and December 31, 2023, total loans held for investment included $178.4 million and $208.2 million, respectively, of performing loans purchased through mergers or acquisitions.
As of June 30, 2024, the Cash, Securities, and Other portion of the loan portfolio included $3.1 million of SBA Paycheck Protection Program (“PPP”) loans, or 2.3% of the total category. As of December 31, 2023, the Cash, Securities, and Other portion of the loan portfolio included $4.2 million of PPP loans, or 3.0% of the total category.
As of June 30, 2024, the Company’s Commercial and Industrial loans included three Main Street Lending Program (“MSLP”) loans with the net carrying amount of $5.1 million, or 1.8% of the total category. Two of these loans are risk rated Substandard and on non-accrual status. The remaining MSLP loan is risk rated Pass. As of December 31, 2023, the Company’s Commercial and Industrial loans included three MSLP loans with the net carrying amount of $5.1 million, or 1.5% of the total category.

The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$131,653	$133,357	$—	$133,357
Consumer and Other	—	1,742	3,001	4,743	10,681	15,424	10,190	25,614
Construction and Development	—	—	—	—	307,512	307,512	—	307,512
1-4 Family Residential	667	—	373	1,040	915,761	916,801	—	916,801
Non-Owner Occupied CRE	—	—	—	—	606,718	606,718	—	606,718
Owner Occupied CRE	—	—	3,980	3,980	183,975	187,955	—	187,955
Commercial and Industrial	1,542	—	26,828	28,370	249,736	278,106	—	278,106
Total	$2,209	$1,742	$35,886	$39,837	$2,406,036	$2,445,873	$10,190	$2,456,063

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$76	$1,704	$1,780	$138,167	$139,947	$—	$139,947
Consumer and Other	676	11	7,504	8,191	18,837	27,028	13,726	40,754
Construction and Development	—	1,500	—	1,500	344,016	345,516	—	345,516
1-4 Family Residential	1,093	—	2,722	3,815	924,150	927,965	—	927,965
Non-Owner Occupied CRE	—	—	—	—	543,692	543,692	—	543,692
Owner Occupied CRE	—	—	3,980	3,980	191,881	195,861	—	195,861
Commercial and Industrial	19,305	1,085	29,180	49,570	287,610	337,180	—	337,180
Total	$21,074	$2,672	$45,090	$68,836	$2,448,353	$2,517,189	$13,726	$2,530,915
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.

Loan Modifications
The following table presents the amortized cost basis as of June 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2024. For the three and six months ended June 30, 2024, there were zero and one loan modification, respectively, made to borrowers experiencing financial difficulty. For the three months ended June 30, 2023, there were no loan modifications made to borrowers experiencing financial difficulty. For the three and six months ended June 30, 2023, the Company made protective advances of $0.3 million and $0.5 million to borrowers experiencing financial difficulty. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$73	$—	$—	—%
Total	$—	$—	$73	$—	$—
The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	—	—	—	—	—	5 months
For all loans modified as of June 30, 2024, the borrowers continue to pay as agreed.
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

	As of June 30, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	3	3,001	—
Construction and Development	—	—	—
1-4 Family Residential	933	933	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,462	28,008	—
Total	$5,102	$37,626	$—
(1)As of June 30, 2024, the Company had an allowance of $9.1 million on non-performing loans.

	As of December 31, 2023
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	4	7,504	—
Construction and Development	2,719	2,719	—
1-4 Family Residential	578	3,016	285
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,355	31,893	—
Total	$7,360	$50,816	$285
(1)As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.
The Company recognized no interest income on non-accrual loans during the three and six months ended June 30, 2024. The Company recognized an $0.2 million amount of interest income on non-accrual loans during the three and six months ended June 30, 2023. Additionally, two non-accrual loans totaling $1.8 million were paid off during the second quarter of 2023. The Company recognized an immaterial amount of interest income on non-accrual loans during the three and six months ended June 30, 2023.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of June 30, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	—	—
Construction and Development	—	—	—	—
1-4 Family Residential	933	—	—	933
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	22,942	—	5,066	28,008
Total	$27,855	$1,704	$5,066	$34,625

	As of December 31, 2023
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	7,500	7,500
Construction and Development	2,719	—	—	2,719
1-4 Family Residential	3,016	—	—	3,016
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	31,893	31,893
Total	$9,715	$1,704	$39,393	$50,812

Other Real Estate Owned (“OREO”)
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. In the second quarter of 2024, the Company recorded $11.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. As of June 30, 2024, this OREO property had a carrying amount of $11.4 million. As of December 31, 2023, the Company did not own any OREO properties.
Allowance for Credit Losses on Loans
The allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2024 and December 31, 2023 was $10.7 million and $10.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectibility over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model remained consistent during the six months ended June 30, 2024. As such, the $1.9 million release of provision on pooled loans for the six months ended June 30, 2024 was predominately due to net pay downs in the loan portfolio. The allowance for credit losses on individually analyzed loans was $9.1 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively, which reflects a $5.3 million increase in provision for individually analyzed loans for the six months ended June 30, 2024. This increase over the prior period was primarily isolated to one loan relationship.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended June 30, 2024:
Beginning balance	$777	$87	$7,388	$4,288	$2,196	$975	$8,919	$24,630
(Release) provision for credit losses	(402)	(15)	208	21	7	(2)	2,863	2,680
Charge-offs	—	(15)	—	—	—	—	—	(15)
Recoveries	—	18	—	1	—	—	5	24
Ending balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319

Changes in allowance for credit losses for the six months ended June 30, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(586)	(46)	(349)	(66)	(122)	(61)	4,609	3,379
Charge-offs	—	(26)	—	—	—	—	—	(26)
Recoveries	—	23	—	6	—	—	6	35
Ending balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended June 30, 2023:
Beginning balance	$1,451	$196	$6,229	$3,821	$2,709	$1,272	$4,165	$19,843
(Release) provision for credit losses	(140)	(50)	1,267	(242)	(214)	(90)	1,678	2,209
Charge-offs	—	(13)	—	—	—	—	—	(13)
Recoveries	—	4	—	—	—	—	1	5
Ending balance	$1,311	$137	$7,496	$3,579	$2,495	$1,182	$5,844	$22,044

Changes in allowance for credit losses for the six months ended June 30, 2023:
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
(Release) provision for credit losses	(80)	(145)	790	78	(306)	(224)	1,291	1,404
Charge-offs	—	(30)	—	—	—	—	—	(30)
Recoveries	—	15	—	—	—	—	2	17
Ending balance	$1,311	$137	$7,496	$3,579	$2,495	$1,182	$5,844	$22,044

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
The following tables presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of June 30, 2024 and December 31, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$11,771	$7,324	$17,987	$14,269	$5,005	$14,333	$60,964	$131,653
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$11,771	$7,324	$17,987	$14,269	$5,005	$14,333	$62,668	$133,357
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	—	108	1,644	614	483	624	8,953	12,426
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,998	2,998
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	—	8,588	1,448	94	60	—	10,190
Total Consumer and Other	$—	$108	$10,232	$2,062	$577	$684	$11,951	$25,614
Current year-to-date gross charge-offs	$—	$—	$—	$—	$9	$17	$—	$26
Construction and Development
Pass	$22,675	$46,308	$219,757	$4,280	$9,269	$—	$938	$303,227
Special mention	—	—	—	—	—	—	—	$—
Substandard	469	3,816	—	—	—	—	—	4,285
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$23,144	$50,124	$219,757	$4,280	$9,269	$—	$938	$307,512
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
1-4 Family Residential
Pass	$33,387	$89,555	$360,090	$134,885	$105,992	$66,350	$125,609	$915,868
Special mention	—	—	—	—	—	—	—	—
Substandard	373	560	—	—	—	—	—	933
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$33,760	$90,115	$360,090	$134,885	$105,992	$66,350	$125,609	$916,801
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$3,836	$42,662	$227,361	$141,530	$89,074	$67,775	$29,548	$601,786
Special mention	—	—	—	—	4,932	—	—	4,932
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$3,836	$42,662	$227,361	$141,530	$94,006	$67,775	$29,548	$606,718
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$683	$3,179	$47,522	$42,653	$31,675	$51,421	$5,432	$182,565
Special mention	—	—	1,410	—	—	—	—	1,410
Substandard	—	—	—	3,980	—	—	—	3,980
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$683	$3,179	$48,932	$46,633	$31,675	$51,421	$5,432	$187,955
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$8,035	$16,546	$49,667	$14,540	$11,712	$23,669	$113,230	$237,399
Special mention	—	—	—	—	—	—	1,078	1,078
Substandard	—	—	846	23,942	3,095	11,063	683	39,629
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$8,035	$16,546	$50,513	$38,482	$14,807	$34,732	$114,991	$278,106
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total pass	$80,387	$205,682	$924,028	$352,771	$253,210	$224,172	$344,674	$2,384,924
Total special mention	—	—	1,410	—	4,932	—	1,078	7,420
Total substandard	842	4,376	846	27,922	3,095	11,063	5,385	53,529
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	—	8,588	1,448	94	60	—	10,190
Total	$81,229	$210,058	$934,872	$382,141	$261,331	$235,295	$351,137	$2,456,063
(1)Includes loans held for investment measured at fair value as of June 30, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

	Term Loans Amortized Cost by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$69,602	$138,243
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$8,091	$17,878	$17,181	$5,966	$6,337	$13,188	$71,306	$139,947
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$614	$2,013	$647	$633	$797	$24	$14,800	$19,528
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	7,500	7,500
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	10,469	2,544	614	99	—	—	13,726
Total Consumer and Other	$614	$12,482	$3,191	$1,247	$896	$24	$22,300	$40,754
Current year-to-date gross charge-offs	$—	$—	$—	$8	$91	$2	$—	$101
Construction and Development
Pass	$32,509	$231,103	$42,796	$21,615	$—	$—	$431	$328,454
Special mention	—	14,343	—	—	—	—	—	14,343
Substandard	2,719	—	—	—	—	—	—	2,719
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$35,228	$245,446	$42,796	$21,615	$—	$—	$431	$345,516
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$97,901	$373,525	$143,694	$108,815	$37,756	$31,452	$131,806	$924,949
Special mention	—	—	—	—	—	—	—	—
Substandard	578	2,438	—	—	—	—	—	3,016
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$98,479	$375,963	$143,694	$108,815	$37,756	$31,452	$131,806	$927,965
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$42,799	$197,122	$125,726	$75,026	$24,411	$53,056	$20,553	$538,693
Special mention	—	—	—	4,999	—	—	—	4,999
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$42,799	$197,122	$125,726	$80,025	$24,411	$53,056	$20,553	$543,692
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$3,229	$46,751	$44,805	$37,957	$5,555	$51,259	$2,325	$191,881
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,980	—	—	—	—	3,980
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$3,229	$46,751	$48,785	$37,957	$5,555	$51,259	$2,325	$195,861
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$38,497	$59,612	$15,430	$13,457	$6,430	$16,068	$152,782	$302,276
Special mention	—	—	—	—	—	—	649	649
Substandard	1,618	—	29,355	1,674	—	920	688	34,255
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$40,115	$59,612	$44,785	$15,131	$6,430	$16,988	$154,119	$337,180
Current year-to-date gross charge-offs	$—	$8,737	$—	$—	$—	$—	$—	$8,737
Total pass	$223,640	$928,004	$390,279	$263,469	$81,286	$165,047	$392,299	$2,444,024

	Term Loans Amortized Cost by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Total special mention	—	14,343	—	4,999	—	—	649	19,991
Total substandard	4,915	2,438	33,335	1,674	—	920	9,892	53,174
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	10,469	2,544	614	99	—	—	13,726
Total	$228,555	$955,254	$426,158	$270,756	$81,385	$165,967	$402,840	$2,530,915
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of June 30, 2024, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of June 30, 2024 and December 31, 2023.
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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		June 30, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$18,667	$8,929

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$21,518	$10,900

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

	June 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	9.99 years	4.67 years

Weighted-Average Discount Rate
Operating leases	4.10%	2.78%
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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease Costs
Operating lease cost	$846	$775	$1,600	$1,519
Variable lease cost	590	480	1,132	973
Lease costs, net	$1,436	$1,255	$2,732	$2,492
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2024⁽¹⁾	$1,766
2025	2,740
2026	2,244
2027	3,357
2028	3,115
Thereafter	15,122
Total future minimum lease payments	28,344
Less: imputed interest	(6,826)
Present value of net future minimum lease payments	$21,518
______________________________________
(1)Amount represents the remaining six months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended June 30, 2024 and 2023. The Company recognized $0.2 million of lease income during the six months ended June 30, 2024 and 2023.

The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2024⁽¹⁾	$132
2025	67
2026	19
2027	4
Thereafter	—
Total undiscounted operating lease income	$222
______________________________________
(1)Amount represents the remaining six months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted:

(dollars in thousands)	June 30, 2024	December 31, 2023
Money market deposit accounts	$1,342,753	$1,386,149
Time deposits	519,597	496,452
Interest checking accounts	135,759	147,488
Savings accounts	16,081	16,371
Total interest-bearing deposits	$2,014,190	$2,046,460
Aggregate time deposits of $250 or greater	$84,598	$91,038
Overdraft balances classified as loans totaled $0.1 million as of June 30, 2024 and December 31, 2023, respectively.
The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2024(1)	$221,014
2025	257,492
2026	2,264
2027	3,926
2028	34,642
Thereafter	259
Total	$519,597
______________________________________
(1)Amount represents the remaining six months of year.

NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2024 and December 31, 2023 amounted to $1.31 billion. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $551.6 million as of June 30, 2024. Each advance is payable at its maturity date.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. On March 27, 2024 the Company repaid $31.0 million of BTFP borrowings. As of June 30, 2024, the Company has pledged a par value of $11.3 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance. Upon maturing in the prior quarter, the Company renewed a three-month $50 million FHLB advance on April 1, 2024. The rate for the borrowing is adjusted daily based on the SOFR rate plus 15 basis points. The advance matured on July 1, 2024 and was renewed for an additional three months.
The following presents the Company’s required maturities on FHLB and FRB borrowings due at a single maturity date as of the dates noted (dollars in thousands):

Maturity Date	Rate %	June 30, 2024	December 31, 2023
March 27, 2024	4.78%	$—	$30,997
March 29, 2024	5.51	—	50,000
July 1, 2024	5.50	50,000	—
July 1, 2024(1)	5.54	128,712	41,175
January 10, 2025	4.87	10,000	—
		$188,712	$122,172
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2024 and December 31, 2023, the Company had outstanding $2.8 million and $3.5 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance(1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,982
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,930
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,881
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,658
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended June 30, 2024 and 2023, the Company recorded $0.7 million and $0.7 million, respectively, of interest expense related to the collective subordinated notes. For the six months ended June 30, 2024 and 2023, the Company recorded $1.4 million and $1.3 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of June 30, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$77,083	$502,296	$86,398	$540,255
Standby letters of credit	9,433	10,425	13,922	12,094
Commitments to make loans to sell	45,398	—	18,917	—
Commitments to make loans	625	7,306	5,275	7,115
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,551	$4,395	$2,178	$419
Impact of adopting ASU 2016-13	—	—	—	3,481
(Release) provision for credit losses	(346)	(366)	(973)	129
Ending balance	$1,205	$4,029	$1,205	$4,029
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
NOTE 9 – SHAREHOLDERS’ EQUITY
Common Stock
The Company’s common stock has no par value and each holder of common stock is entitled to one vote for each share held (though certain voting restrictions may exist on non-vested restricted stock).
On June 13, 2024, the Company announced that its board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended June 30, 2024, the Company did not repurchase any shares under the authorization of the 2024 Repurchase Plan.
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three and six months ended June 30, 2024, the Company sold no shares of common stock.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of June 30, 2024, there were a total of 402,854 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2024 and 2023.
During the three and six months ended June 30, 2024 and 2023, the Company recognized no stock based compensation expense associated with stock options. As of June 30, 2024, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	130,936	$23.79
Granted	—	—
Exercised	—	—
Forfeited or expired	(42,000)	20.48
Outstanding as of June 30, 2024	88,936	25.35	1.5	(1)
Options fully vested / exercisable as of June 30, 2024	88,936	25.35	1.5	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of June 30, 2024, there were 88,936 options that were exercisable. Exercise prices are between $24.32 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 to 2026.
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
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the six months ended June 30, 2024:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2023	242,524	291,416
Granted	69,107	42,805
Vested	(53,935)	(59,449)
Forfeited	(25,130)	(63,472)
Outstanding as of June 30, 2024	232,566	211,300

During the three months ended June 30, 2024, the Company issued 39,239 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,696 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the six months ended June 30, 2024, the Company issued 79,365 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 34,019 shares, with a combined market value at the dates of settlement of $0.6 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended June 30, 2023, the Company issued 37,507 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,913 shares, with a combined market value at the dates of settlement of $0.2 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the six months ended June 30, 2023, the Company issued 43,871 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 16,801 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 69,107 Time Vesting Units during the six months ended June 30, 2024. During the three months ended June 30, 2024 and 2023, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the six months ended June 30, 2024 and 2023, the Company recognized compensation expense of $0.7 million and $0.8 million, respectively, for the Time Vesting Units. As of June 30, 2024, there was $4.6 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.4 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of June 30, 2024 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2020 through December 31, 2021, excluding November 18, 2020	150%	55,517	$74,294	0.5 years	December 31, 2022	December 31, 2024
On November 18, 2020	114	10,760	50,158	1.4 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55	15,721	129,712	1.5 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	—	—	—	2.5 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33	9,090	141,495	2.5 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	—	—	—	3.5 years	December 31, 2025	December 31, 2027
On May 1, 2024	100	41,156	672,680	4.0 years	December 31, 2026	December 31, 2028
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of June 30, 2024.
(3) Performance threshold was not met for the years ended December 31, 2022 and 2023. As of June 30, 2024, the 100% threshold is expected to be met for the year ended December 31, 2024.

The following table presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Grant Period	2024	2023	2024	2023	2024	2023
May 1, 2019 through April 30, 2020	—	—	$—	$31	$—	$83
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	—	3	38	(48)	86
On November 18, 2020	—	—	(15)	21	(4)	40
May 3, 2021 through August 11, 2021	—	—	8	(147)	(86)	(91)
May 2, 2022 through November 2022, excluding August 4, 2022(1)	—	322	—	—	—	—
On August 4, 2022 (2)	—	—	14	(24)	28	5
On May 1, 2023 (1)	—	52,117	—	—	—	—
On May 1, 2024	42,805	—	25	—	25	—
______________________________________
(1) Performance threshold was not met for the three and six months ended June 30, 2024 and 2023, therefore, no compensation expense was recognized for the three and six month periods ended June 30, 2024 and 2023.
(2) Performance threshold was not met for the years ended December 31, 2022 and December 31, 2023. As of June 30, 2024, the threshold is expected to be met for the year ended December 31, 2024.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$1,076	$1,506	$3,591	$5,326

Denominator:
Basic weighted average shares	9,647,345	9,532,397	9,647,509	9,518,135
Earnings per common share - basic	$0.11	$0.16	$0.37	$0.56

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$1,076	$1,506	$3,591	$5,326

Denominator:
Basic weighted average shares	9,647,345	9,532,397	9,647,509	9,518,135
Diluted effect of common stock equivalents:
Stock options	—	—	—	8,012
Time Vesting Units	18,495	70,151	22,965	97,689
Financial Performance Units	84,827	83,853	73,424	85,782
Total diluted effect of common stock equivalents	103,322	154,004	96,389	191,483
Diluted weighted average shares	9,750,667	9,686,401	9,743,898	9,709,618
Earnings per common share - diluted	$0.11	$0.16	$0.37	$0.55

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following table presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	88,936	170,225	54,093	63,299
Time Vesting Units	103,752	213,322	58,903	53,331
Financial Performance Units	—	9,090	2,273	2,273
Total potentially dilutive securities	192,688	392,637	115,269	118,903
NOTE 11 – INCOME TAXES
During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $0.3 million and $1.4 million, respectively, reflecting an effective tax rate of 24.0% and 28.1%, respectively. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $0.5 million and $1.9 million, respectively, reflecting an effective tax rate of 26.0%.
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
The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$26,856	$—	$26,856
Loans held at fair value	$—	$—	$10,190	$10,190
Equity securities	$626	$122	$—	$748
Guarantee asset	$—	$—	$228	$228
IRLC, net	$—	$—	$912	$912
Equity warrants	$—	$—	$795	$795
Swap derivative assets	$—	$1,305	$—	$1,305
Financial Liabilities
Forward commitments and FSC	$—	$24	$10	$34
Swap derivative liabilities	$—	$730	$—	$730

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$7,254	$—	$7,254
Loans held at fair value	$—	$—	$13,726	$13,726
Equity securities	$636	$122	$—	$758
Guarantee asset	$—	$—	$189	$189
IRLC, net	$—	$—	$345	$345
Equity warrants	$—	$—	$795	$795
Swap derivative asset	$—	$763	$—	$763
Financial Liabilities
Forward commitments and FSC	$—	$351	$—	$351
Swap derivative liabilities	$—	$740	$—	$740
There were no transfers between levels during the six months ended June 30, 2024 or year ended December 31, 2023.
As of June 30, 2024, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.
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
During the three months ended June 30, 2024, the Company did not reclassify loans held for investment to loans held for sale. During the six months ended June 30, 2024, a total of $2.7 million reclassified loans held for investment had been sold. During the year ended December 31, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loan and received a commitment from a third party to purchase the loan. The transfers occurred at the point in time the Company decided to sell the loans and received a commitment from third party investors to purchase the loans. As of December 31, 2023, a total of $40.8 million reclassified loans held for sale were sold. As of June 30, 2024 and December 31, 2023, there were no loans reclassified from held for investment to held for sale.
As of June 30, 2024, there were 69 loans totaling $0.2 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2023, there were 98 loans totaling $0.2 million, accounted for under the fair value option that were on non-accrual. During the three months ended June 30, 2024 and 2023, the Company recorded net charge-offs of $0.4 million and $0.6 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income. During the six months ended June 30, 2024 and 2023, the Company recorded net charge-offs of $0.7 million and $1.0 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the condensed consolidated statements of income.

The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	June 30, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$26,856	$26,347	$509	$—	$—	$—	$—	$—	$—
Loans held for investment	10,190	10,494	(304)	149	153	(4)	149	153	(4)
	$37,046	$36,841	$205	$149	$153	$(4)	$149	$153	$(4)

	December 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$7,254	$7,106	$148	$—	$—	$—	$—	$—	$—
Loans held for investment	13,726	14,129	(403)	210	220	(10)	210	220	(10)
	$20,980	$21,235	$(255)	$210	$220	$(10)	$210	$220	$(10)
The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$283	$59	$362	$128
Loans held for sale	—	—	—	(20)
Loans held for investment	50	(507)	100	(657)
	$333	$(448)	$462	$(549)

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage loans held for sale	2024	2023	2024	2023
Balance at beginning of period	$10,470	$9,873	$7,254	$8,839
Loans originated	113,510	97,117	172,258	151,189
Fair value changes	283	59	362	128
Sales	(97,394)	(87,303)	(153,001)	(140,403)
Settlements	(13)	—	(17)	(7)
Balance at end of period	$26,856	$19,746	$26,856	$19,746

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for sale	2024	2023	2024	2023
Balance at beginning of period	$—	$—	$—	$1,965
Loans transferred from held for investment	—	—	2,729	39,221
Fair value changes	—	—	—	(20)
Sales	—	—	(2,729)	(40,761)
Settlements	—	—	—	(405)
Balance at end of period	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Loans held for investment, fair value option	2024	2023	2024	2023
Balance at beginning of period	$11,922	$20,807	$13,726	$23,321
Loans acquired	—	—	—	1,162
Fair value changes	50	(507)	100	(657)
Net charge-offs	(365)	(617)	(717)	(1,009)
Settlements	(1,417)	(2,160)	(2,919)	(5,294)
Balance at end of period	$10,190	$17,523	$10,190	$17,523
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
Collateral Dependent Loans, net of ACL: The fair value of collateral dependent loans individually analyzed and not included in the pooled loan analysis under the ACL is generally based on recent appraisals and the value of any credit enhancements associated with the loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Collateral dependent loans are evaluated monthly and adjusted accordingly if needed.

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
The following presents the fair value measurement of assets with a recorded change during the period resulting from re-measuring the assets at fair value on a nonrecurring basis as of the dates noted (dollars in thousands):

June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
OREO:
1-4 Family Residential	$—	$—	$11,421	$11,421

Collateral dependent loans, net of ACL:
Consumer and Other	$—	$—	$2,998	$2,998
Commercial and Industrial	—	—	15,548	15,548
Owner Occupied CRE	—	—	3,980	3,980
Total	$—	$—	$22,526	$22,526

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Collateral dependent loans, net of ACL:
Consumer and Other	$—	$—	$7,500	$7,500
1-4 Family Residential	—	—	2,438	2,438
Commercial and Industrial	—	—	25,738	25,738
Owner Occupied CRE	—	—	3,980	3,980
Total	$—	$—	$39,656	$39,656

Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended June 30, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$11,922	$199	$813	$795
Acquisitions	—	—	912	—
Originations	—	34	(1,294)	—
Gains/(losses) in net income, net	50	6	481	—
Net charge-offs	(365)	—	—	—
Settlements	(1,417)	(11)	—	—
Ending balance	$10,190	$228	$912	$795

Three Months Ended June 30, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$20,807	$235	$723	$825
Acquisitions	—	—	454	—
Originations	—	9	(692)	—
Gains/(losses) in net income, net	(507)	(78)	(32)	—
Net charge-offs	(617)	—	—	—
Settlements	(2,160)	—	—	—
Ending balance	$17,523	$166	$453	$825

Six Months Ended June 30, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$13,726	$189	$345	$795
Acquisitions	—	—	1,725	—
Originations	—	47	(2,113)	—
Gains/(losses) in net income, net	100	11	955	—
Net charge-offs	(717)	—	—	—
Settlements	(2,919)	(19)	—	—
Ending balance	$10,190	$228	$912	$795

Six Months Ended June 30, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$23,321	$143	$229	$825
Acquisitions	1,162	—	1,340	—
Originations	—	14	(2,178)	—
Gains/(losses) in net income, net	(657)	9	1,062	—
Net charge-offs	(1,009)	—	—	—
Settlements	(5,294)	—	—	—
Ending balance	$17,523	$166	$453	$825

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$10,190	Discounted cash flow	Discount rate	8% to 8% (8%)
Guarantee asset	228	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	912	Best execution model	Pull through	66% to 100% (90%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	23.0% to 59.6% (30.4%) 4.76% (4.76%) 0 to 1.5 years

Nonrecurring fair value
OREO:
1-4 Family Residential	$11,421	Appraisal value	Commission, cost to sell, closing costs	5.0% (5.0)%

Collateral dependent loans:
Consumer and Other	$2,998	Sales Comparison-Market Value Approach	Market Rate Adjustments	2% to 4% (6%)
Commercial and Industrial	14,733	Sales Comparison-Market Value Approach	Market Rate Adjustments	2% to 4% (5%)
Commercial and Industrial	815	Sales Comparison-Market Value Approach	Market Rate Adjustments	7% (7)%
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market Rate Adjustments	2% to 4% (6)%

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$13,726	Discounted cash flow	Discount rate	7% to 8% (8%)
Guarantee asset	189	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	345	Best execution model	Pull through	48% to 100% (86%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	20.1% to 23.0% (22.4%) 4.62% (4.62%) 2.00 to 2.03 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	$7,500	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
1-4 Family Residential	2,438	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	24,791	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	148	Sales comparison, Market approach – guideline transaction method	Loss given default	14% to 62% (20%)
Commercial and Industrial	799	Sales Comparison-Market Value Approach	Market rate adjustments	21% (11%)
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
June 30, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$245,799	$245,799	$—	$—
Held-to-maturity securities, net of ACL	78,927	248	62,850	7,969
Loans, net(1)	2,418,554	—	—	2,323,908
Accrued interest receivable	11,339	11,339	—	—
Liabilities:
Term deposits(2)	519,597	463,850	—	55,425
Non-term deposits	1,891,295	1,891,295	—	—
Borrowings:
FHLB borrowings – fixed rate	128,712	—	128,752	—
FHLB borrowings – floating rate	50,000	—	49,054	—
Federal Reserve borrowings – fixed rate	12,793	2,793	9,947	—
Subordinated notes – fixed-to-floating rate	52,451	—	—	46,621
Accrued interest payable	2,243	2,243	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,442	$254,442	$—	$—
Held-to-maturity securities, net of ACL	74,102	242	58,231	8,144
Loans, net(1)	2,493,258	—	—	2,395,468
Accrued interest receivable	11,428	11,428	—	—
Liabilities:
Term deposits(2)	496,452	414,613	—	82,564
Non-term deposits	2,032,587	2,032,587	—	—
Borrowings:
FHLB borrowings – fixed rate	41,175	—	41,372	—
FHLB borrowings – floating rate	50,000	—	49,986	—
Federal Reserve borrowings – fixed rate	34,536	3,539	30,936	—
Subordinated notes – fixed-to-floating rate	52,340	—	—	48,228
Accrued interest payable	3,793	3,793	—	—
(1) Excludes loans accounted for under the fair value option of $10.2 million and $13.7 million as of June 30, 2024 and December 31, 2023, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $463.8 million and $414.6 million as of June 30, 2024 and December 31, 2023, respectively, are classified under Level 1 fair value measurement.
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
Fixed and Floating Rate Borrowings: Borrowings with fixed rates are valued using inputs such as discounted cash flows and current interest rates for similar instruments and borrowers with similar credit ratings.
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2024 and December 31, 2023 was $50.0 million. As of June 30, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the six months ended June 30, 2023, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2024 and December 31, 2023 was $44.1 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of the periods noted (dollars in thousands):

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$611	$50,000	$77

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	44,144	694	30,325	686

Total included in other assets		$1,305		$763

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	44,144	730	30,325	740

Total included in other liabilities		$730		$740
The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods noted are as follows (dollars in thousands):

	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$31	$—	$—	$787	$—	$—

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$405	$—	$—	$519	$—	$—
For the three and six months ended June 30, 2024, the Company recorded $0.2 million and $0.4 million of interest income related to the swap to Other borrowed funds interest expense on the Condensed Consolidated Statements of Income. The Company recorded $0.1 million and $0.2 million of interest income related to the swap for the three and six months ended June 30, 2023.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was immaterial.

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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended June 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,711	$343	$38,054
Total interest expense	22,276	—	22,276
Provision for credit losses	2,334	—	2,334
Net interest income, after provision for credit losses	13,101	343	13,444
Non-interest income	5,141	1,831	6,972
Total income before non-interest expense	18,242	2,174	20,416
Depreciation and amortization expense	623	9	632
All other non-interest expense	16,974	1,395	18,369
Income before income taxes	$645	$770	$1,415

Goodwill	$30,400	$—	$30,400
Total assets	$2,908,654	$28,901	$2,937,555

As of or for the three months ended June 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$36,142	$230	$36,372
Total interest expense	17,937	—	17,937
Provision for credit losses	1,843	—	1,843
Net interest income, after provision for credit losses	16,362	230	16,592
Non-interest income	3,167	795	3,962
Total income before non-interest expense	19,529	1,025	20,554
Depreciation and amortization expense	580	9	589
All other non-interest expense	16,520	1,410	17,930
Income (loss) before income taxes	$2,429	$(394)	$2,035

Goodwill	$30,400	$—	$30,400
Total assets	$2,983,814	$21,832	$3,005,646

As of or for the six months ended June 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$75,995	$457	$76,452
Total interest expense	44,604	—	44,604
Provision for credit losses	2,406	—	2,406
Net interest income, after provision for credit losses	28,985	457	29,442
Non-interest income	11,147	3,102	14,249
Total income before non-interest expense	40,132	3,559	43,691
Depreciation and amortization expense	1,239	17	1,256
All other non-interest expense	34,851	2,590	37,441
Income before income taxes	$4,042	$952	$4,994

Goodwill	$30,400	$—	$30,400
Total assets	$2,908,654	$28,901	$2,937,555

As of or for the six months ended June 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$70,742	$342	$71,084
Total interest expense	33,076	—	33,076
Provision for credit losses	1,533	—	1,533
Net interest income, after provision for credit losses	36,133	342	36,475
Non-interest income	7,940	1,828	9,768
Total income before non-interest expense	44,073	2,170	46,243
Depreciation and amortization expense	1,166	17	1,183
All other non-interest expense	34,723	3,141	37,864
Income (loss) before income taxes	$8,184	$(988)	$7,196

Goodwill	$30,400	$—	$30,400
Total assets	$2,983,814	$21,832	$3,005,646
F
NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two additional LIHTC investments for $3.0 million per investment. As of June 30, 2024 and December 31, 2023, total unfunded commitments related to LIHTC investments totaled $4.5 million and $4.9 million, respectively. As of June 30, 2024 and December 31, 2023, the total balance of all LIHTC investments was $3.1 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended June 30, 2024 and 2023, the Company recognized amortization expense of $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized amortization expense of $0.4 million and $0.1 million.
Additionally, during the three months ended June 30, 2024 and 2023, the Company recognized $0.2 million and $0.1 million of tax credits and other benefits from the LIHTC investment, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $0.4 million and $0.2 million of tax credits and other benefits. During the three and six months ended June 30, 2024 and 2023, the Company did not incur any impairment losses.

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the six months ended June 30, 2024 and the year ended December 31, 2023, First Western made no capital injections into the Bank. Management believes as of June 30, 2024, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2024, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of June 30, 2024 and December 31, 2023, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2024, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2024 and December 31, 2023.

The following table presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$249,300	11.22%	$133,374	6.0%	$177,832	8.0%
Consolidated	220,558	9.92	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	249,300	11.22	100,030	4.5	144,488	6.5
Consolidated	220,558	9.92	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	274,517	12.35	177,832	8.0	222,290	10.0
Consolidated	298,775	13.44	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	249,300	8.95	111,439	4.0	139,299	5.0
Consolidated	220,558	7.91	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$139,126	6.0%	$185,502	8.0%
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	244,390	10.54	104,345	4.5	150,720	6.5
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	265,391	11.45	185,502	8.0	231,877	10.0
Consolidated	292,151	12.59	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	244,390	8.71	112,244	4.0	140,306	5.0
Consolidated	218,150	7.77	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.

The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2024, $107.6 million of retained earnings is available to pay dividends from the Bank. As of June 30, 2024 and December 31, 2023, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2024 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until June 30, 2024, we have expanded our footprint into fourteen full service profit centers, three loan production offices, and one trust office located across five states. As of and for the six months ended June 30, 2024, we had $2.94 billion in total assets, $20.4 million in total revenues, and provided fiduciary and advisory services on $7.0 billion of assets under management ("AUM").
Recent Industry Developments
During 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, the Bank remains stable with strong fundamentals including uninsured deposits at $801.1 million, or 33.2% of total deposits as of June 30, 2024. The Company has a low amount of held-to-maturity securities, which represent 2.7% of Total assets, and carries unrecognized losses amounting to 3.2% of Total shareholders’ equity as of June 30, 2024. We have a conservative credit appetite as evidenced by our limited exposure to non-owner occupied office space commercial real estate (“CRE”) which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2024, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended June 30, 2024 compared with the three months ended June 30, 2023. We reported net income available to common shareholders of $1.1 million for the three months ended June 30, 2024, compared to $1.5 million of net income available to common shareholders for the three months ended June 30, 2023, a $0.4 million, or 28.6% decrease. For the three months ended June 30, 2024, our income before income tax was $1.4 million, a $0.6 million, or 30.5% decrease from the three months ended June 30, 2023. The decrease was primarily driven by a decrease in Net interest income as a result of higher Interest expense due to higher deposit costs, offset partially by higher Non-interest income and Interest income.
The six months ended June 30, 2024 compared with the six months ended June 30, 2023. We reported net income available to common shareholders of $3.6 million for the six months ended June 30, 2024, compared to $5.3 million of net income available to common shareholders for the six months ended June 30, 2023, a $1.7 million, or 32.6% decrease. For the six months ended June 30, 2024, our income before income tax was $5.0 million, a $2.2 million, or 30.6% decrease from the six months ended June 30, 2023. The decrease was primarily driven by a $7.0 million decrease in net interest income, after provision for credit losses partially offset by a $4.5 million increase in non-interest income. The decrease in net interest income, after provision for credit losses, was due to higher rates on deposits and borrowings resulting from increased market rates as well as an increase in provision for credit losses primarily due to an isolated loan relationship, offset partially by an increase in interest and fees on loans resulting from higher loan yields. The increase in non-interest income was driven primarily by an increase in net gain on mortgage loans, a decrease in net loss on loans accounted for under the fair value option, and an increase in other non-interest income which included an asset impairment write down in second quarter of 2023.
Net Interest Income
The three months ended June 30, 2024 compared with the three months ended June 30, 2023. For the three months ended June 30, 2024, net interest income, before the provision for credit losses, was $15.8 million, a decrease of $2.7 million, or 14.4%, compared to the three months ended June 30, 2023. The decrease in net interest income was primarily driven by a $153.9 million increase in average interest-bearing deposit balances and a 75 basis point increase in the average rates on interest-bearing deposits. Net interest margin decreased 38 basis points to 2.35% in the second quarter of 2024 from 2.73% reported in the second quarter of 2023 primarily due to pricing pressure on interest-bearing deposits and an unfavorable mix shift in the deposit portfolio offset partially by an increase in average yield on interest earning assets. Net interest spread decreased 37 basis points to 1.45% in the second quarter of 2024 from 1.82% reported in the second quarter of 2023.
The six months ended June 30, 2024 compared with the six months ended June 30, 2023. For the six months ended June 30, 2024, net interest income, before the provision for credit losses, was $31.8 million, a decrease of $6.2 million, or 16.2%, compared to the six months ended June 30, 2023. The decrease in net interest income was driven by a $178.0 million increase in average interest-bearing deposits with a 96 basis point increase in the average rates on interest-bearing deposits, as part of a $124.8 million increase in average interest-bearing liabilities with a 89 basis point increase in the average rates, partially offset by a $12.8 million increase in average loans outstanding excluding loans held for sale and loans held at fair value and a 33 basis point increase in the average yield on loans. Net interest margin decreased 49 basis points to 2.34% for the six months ended June 30, 2024 from 2.83% reported for the six months ended June 30, 2023.
The decrease in average loans outstanding for the three months ended June 30, 2024 compared to the same period in 2023 was due to a net decline in the construction, cash, securities and other, and commercial and industrial portfolios offset by net growth in the commercial real estate portfolio. Average loan yields excluding loans held for sale and loans held at fair value were 5.75% and 5.70% for the three and six months ended June 30, 2024, compared to 5.46% and 5.37% for the three and six months ended June 30, 2023. The increase in loan yields during the three and six month periods were primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.
Interest income on our investment securities portfolio remained consistent as a result of lower average investment balances offset by higher average yields for the three and six months ended June 30, 2024 compared to the same period in 2023. Our average investment securities balance during the three and six months ended June 30, 2024 was $75.5 million and $75.1 million, a decrease of $4.6 million and $6.0 million compared to the same period in 2023. Our average investment yields during the three and six months ended June 30, 2024 were 3.47% and 3.36%, an increase of 33 basis points and 24 basis points compared to the same periods in 2023.
Interest expense on deposits increased during the three and six months ended June 30, 2024 compared to the same period in 2023. Average interest-bearing deposit rates were 4.19% and 4.16% for the three and six months ended June 30, 2024, compared to 3.44% and 3.20% for the three and six months ended June 30, 2023. The growth in interest-bearing deposit rates was primarily attributable to the higher interest rate environment and highly competitive deposit market.
The following presents an analysis of net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$141,600	$1,855	5.27%	$135,757	$1,666	4.92%
Debt securities(2)	75,461	651	3.47	80,106	627	3.14
Correspondent bank stock	4,801	105	8.80	8,844	145	6.58
Loans(3)	2,443,937	34,931	5.75	2,451,762	33,353	5.46
Mortgage loans held for sale(4)	20,254	344	6.83	15,841	230	5.82
Loans held at fair value	11,314	168	5.97	19,825	351	7.10
Total interest-earning assets(5)	2,697,367	38,054	5.67	2,712,135	36,372	5.38
Allowance for credit losses	(24,267)			(20,077)
Noninterest-earning assets	143,514			124,561
Total assets	$2,816,614			$2,816,619
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,001,691	20,848	4.19	$1,847,788	15,864	3.44
FHLB and Federal Reserve borrowings	67,196	691	4.14	123,578	1,361	4.42
Subordinated notes	52,414	737	5.66	52,186	712	5.47
Total interest-bearing liabilities	2,121,301	22,276	4.22	2,023,552	17,937	3.56
Noninterest-bearing liabilities:
Noninterest-bearing deposits	412,741			527,562
Other liabilities	34,051			23,850
Total noninterest-bearing liabilities	446,792			551,412
Total shareholders’ equity	248,521			241,655
Total liabilities and shareholders’ equity	$2,816,614			$2,816,619
Net interest rate spread(6)			1.45			1.82
Net interest income(7)		$15,778			$18,435
Net interest margin(8)			2.35%			2.73%

	As of or for the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$159,562	$4,207	5.30%	$131,705	$3,069	4.70%
Debt securities(2)	75,064	1,254	3.36	81,106	1,256	3.12
Correspondent bank stock	4,626	200	8.69	9,216	318	6.96
Loans(3)	2,467,118	69,957	5.70	2,454,328	65,320	5.37
Mortgage loans held for sale(4)	13,503	457	6.81	11,704	343	5.91
Loans held at fair value	12,224	377	6.20	21,266	778	7.38
Total interest-earning assets(5)	2,732,097	76,452	5.63	2,709,325	71,084	5.29
Allowance for credit losses	(24,121)			(20,200)
Noninterest-earning assets	133,829			124,872
Total assets	$2,841,805			$2,813,997
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,004,969	41,470	4.16	$1,827,006	28,956	3.20
FHLB and Federal Reserve borrowings	79,695	1,660	4.19	133,057	2,735	4.15
Subordinated notes	52,387	1,474	5.66	52,161	1,385	5.35
Total interest-bearing liabilities	2,137,051	44,604	4.20	2,012,224	33,076	3.31
Noninterest-bearing liabilities:
Noninterest-bearing deposits	429,599			536,566
Other liabilities	28,151			25,021
Total noninterest-bearing liabilities	457,750			561,587
Total shareholders’ equity	247,004			240,186
Total liabilities and shareholders’ equity	$2,841,805			$2,813,997
Net interest rate spread(6)			1.43			1.98
Net interest income(7)		$31,848			$38,008
Net interest margin(8)			2.34%			2.83%
__________________________________
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
(8)Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to 2023			Compared to 2023
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$77	$112	$189	$734	$404	$1,138
Debt securities	(40)	64	24	(101)	99	(2)
Correspondent bank stock	(88)	48	(40)	(198)	80	(118)
Loans	(112)	1,690	1,578	363	4,274	4,637
Mortgage loans held for sale	75	39	114	61	53	114
Loans held at fair value	(126)	(57)	(183)	(279)	(122)	(401)
Total increase in interest income	(214)	1,896	1,682	580	4,788	5,368
Interest-bearing liabilities:
Interest-bearing deposits	1,603	3,381	4,984	3,681	8,833	12,514
FHLB and Federal Reserve borrowings	(580)	(90)	(670)	(1,111)	36	(1,075)
Subordinated notes	3	22	25	6	83	89
Total increase in interest expense	1,026	3,313	4,339	2,576	8,952	11,528
Decrease in net interest income	$(1,240)	$(1,417)	$(2,657)	$(1,996)	$(4,164)	$(6,160)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and six months ended June 30, 2024, we recorded a $2.3 million and $2.4 million provision for credit losses, respectively. For the three and six months ended June 30, 2023, we recorded a $1.8 million and $1.5 million provision for credit losses, respectively. The provision recorded for the three and six months ended June 30, 2024 was primarily due to an increase in provision for credit losses on individually analyzed loans due to an isolated loan relationship partially offset by a reduction in the allowance due to loan and unfunded commitment balance decline.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended June 30, 2024 compared with the three months ended June 30, 2023. For the three months ended June 30, 2024 compared with the three months ended June 30, 2023, non-interest income increased $3.0 million, or 76.0%, to $7.0 million. The increase in non-interest income during the three months ended June 30, 2024 was driven by an increase in net gain on mortgage loans, a decrease in net loss on loans accounted for under the fair value option, and a decrease in other non-interest loss which included an asset impairment write down in the second quarter of 2023.

The six months ended June 30, 2024 compared with the six months ended June 30, 2023. For the six months ended June 30, 2024 compared with the six months ended June 30, 2023, non-interest income increased $4.5 million, or 45.9%, to $14.2 million. The increase in non-interest income during the six months ended June 30, 2024 was driven by an increase in net gain on mortgage loans, a decrease in net loss on loans accounted for under the fair value option, and a decrease in other non-interest loss which included an asset impairment write down in the second quarter of 2023.

The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$4,875	$4,602	$273	5.9%
Net gain on mortgage loans	1,820	774	1,046	135.1
Bank fees	327	591	(264)	(44.7)
Risk management and insurance fees	109	103	6	5.8
Income on company-owned life insurance	106	91	15	16.5
Net loss on loans accounted for under the fair value option	(315)	(1,124)	809	72.0
Unrealized loss recognized on equity securities	(2)	(11)	9	81.8
Other	52	(1,064)	1,116	104.9
Total non-interest income	$6,972	$3,962	$3,010	76.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$9,805	$9,237	$568	6.1%
Net gain on mortgage loans	3,084	1,793	1,291	72.0
Net gain (loss) on loans held for sale	117	(178)	295	*
Bank fees	1,218	1,183	35	3.0
Risk management and insurance fees	158	230	(72)	(31.3)
Income on company-owned life insurance	211	181	30	16.6
Net loss on loans accounted for under the fair value option	(617)	(1,667)	1,050	(63.0)
Unrealized loss recognized on equity securities	(8)	(1)	(7)	*
Other	281	(1,010)	1,291	*
Total non-interest income	$14,249	$9,768	$4,481	45.9%
______________________________________
*Represents percentages that are insignificant
Trust and investment management fees—For the three months ended June 30, 2024 compared to the same period in 2023, our trust and investment management fees increased $0.3 million, or 5.9%. For the six months ended June 30, 2024 compared to the same period in 2023, our trust and investment management fees increased $0.6 million, or 6.1%. The increase for the three and six months ended June 30, 2024, was primarily attributable to an increase in assets under management due to an increase in market values and an increase in our fee structure.

Net gain on mortgage loans—For the three months ended June 30, 2024 compared to the same period in 2023, our net gain on mortgage loans increased by $1.0 million, to $1.8 million. For the six months ended June 30, 2024 compared to the same period in 2023, our net gain on mortgage loans increased by $1.3 million, or 72.0%, to $3.1 million. The increase in net gain on mortgage loans during the three and six months was primarily driven by higher average gain on sale margins and origination volume.
Net gain (loss) on loans held for sale—During the first quarter of 2024, the Company reclassified $2.7 million of loans held for investment to loans held for sale for a non-performing Construction and Development note. The transfers occurred at the point in time the Company decided to sell the loan. As of March 31, 2024, a total of $2.7 million reclassified loans held for investment had been sold. Upon transfer of the loans, the Company recorded a net gain on loans held for sale of $0.1 million. There was no further activity during the second quarter of 2024. During the six months ended June 30, 2023, the Company transferred $39.2 million of non-relationship loans held for investment to loans held for sale. Upon transfer of the loans, the Company recorded a net loss on loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of the rising interest rates on comparable loans in the market.
Bank fees—For the three months ended June 30, 2024 compared to the same period in 2023, our bank fees decreased by $0.3 million, or 44.7%, to $0.3 million. The decrease during the three month period was primarily driven by decreased loan prepayment fee collections.
Net loss on loans accounted for under the fair value option—The Company elected the fair value option on certain new loans purchased in 2022. For the three months ended June 30, 2024 compared to the same period in 2023, loans accounted for under the fair value option had a decrease in $0.8 million of losses recorded. For the six months ended June 30, 2024 compared to the same period in 2023, loans accounted for under the fair value option had a decrease in $1.1 million of losses recorded. The change for the three and six month periods was primarily attributable to improvement in fair value due to a decrease in charge-offs and overall improved performance of the portfolio.
Other—For the three months ended June 30, 2024 compared to the same period in 2023, other income increased by $1.1 million. For the six months ended June 30, 2024 compared to the same period in 2023, other income increased by $1.3 million. The increase for the three and six months ended June 30, 2024 compared to the same period in 2023 was attributable to a $1.2 million impairment taken in 2023 to the carrying value of a contingent consideration asset related to the sale of First Western Capital Management in 2020. The value was established using asset growth assumptions provided by the buyer, which had not materialized.
Non-Interest Expense
The three months ended June 30, 2024 compared with the three months ended June 30, 2023. The increase in non-interest expense of 2.6% to $19.0 million for the three months ended June 30, 2024, was primarily driven by Technology and information system costs related to enhancements of our information technology infrastructure and Occupancy and equipment costs related to additional rent expense relating to the extension of a lease in the first quarter of 2024.
The six months ended June 30, 2024 compared with the six months ended June 30, 2023. The decrease in non-interest expense of 0.9% to $38.7 million for the six months ended June 30, 2024, was primarily driven by lower Salaries and employee benefits as a result of staffing reductions in 2023 to better align expenses with lower revenue. The decrease was partially offset by Other operational costs related to higher costs related to non-performing asset workouts and fraud losses.

The following presents the significant categories of our non-interest expense during the periods presented (dollars in thousands):

	Three Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$11,097	$11,148	$(51)	(0.5)%
Occupancy and equipment	2,080	1,939	141	7.3
Professional services	1,826	1,858	(32)	(1.7)
Technology and information systems	1,042	831	211	25.4
Data processing	1,101	1,052	49	4.7
Marketing	243	379	(136)	(35.9)
Amortization of other intangible assets	56	62	(6)	(9.7)
Other	1,556	1,250	306	24.5
Total non-interest expense	$19,001	$18,519	$482	2.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$22,364	$24,246	$(1,882)	(7.8)%
Occupancy and equipment	4,056	3,853	203	5.3
Professional services	4,237	3,781	456	12.1
Technology and information systems	2,052	1,663	389	23.4
Data processing	2,049	2,191	(142)	(6.5)
Marketing	437	770	(333)	(43.2)
Amortization of other intangible assets	113	126	(13)	(10.3)
Other	3,389	2,417	972	40.2
Total non-interest expense	$38,697	$39,047	$(350)	(0.9)%
Salaries and employee benefits— The decrease in Salaries and employee benefits of $1.9 million, or 7.8% for the six months ended June 30, 2024 was primarily related to staffing reductions in 2023 to better align expenses with lower revenue.
Occupancy and equipment— The increase in Occupancy and equipment of $0.1 million, or 7.3%, and $0.2 million, or 5.3% for the three and six months ended June 30, 2024, was driven by additional rent expense relating to the extension of a lease in the first quarter of 2024.
Professional services—The increase in Professional services of $0.5 million, or 12.1% for the six months ended June 30, 2024, was driven by increased legal fees, audit fees, and FDIC insurance costs due to an increase in our assessment rate.
Technology and information systems—The increase in Technology and information systems of $0.2 million, or 25.4%, and $0.4 million or 23.4% for the three and six months ended June 30, 2024, was primarily driven by increased costs related to enhancements of our information technology infrastructure.
Data processing— The decrease in Data processing of $0.1 million, or 6.5% for the six months ended June 30, 2024, was driven by lower system costs related to our trust and investment management system.
Marketing—The decrease in Marketing of $0.1 million, or 35.9%, and $0.3 million, or 43.2% for the three and six months ended June 30, 2024, was driven by lower advertising costs, events and sponsorships due to timing of marketing campaigns and to better align expenses with lower revenue.
Other—The increase in Other of $0.3 million, or 24.5%, for the three months ended June 30, 2024, was primarily driven by costs related to non-performing asset workouts and system enhancements. The increase in Other of $1.0 million, or 40.2%, for the six months ended June 30, 2024, was primarily driven by increased costs related to non-performing asset workouts and fraud losses.

Income Tax
The Company recorded an income tax provision of $0.3 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, reflecting an effective tax rate of 24.0% and 26.0%, respectively. The Company recorded an income tax provision of $1.4 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, reflecting an effective tax rate of 28.1% and 26.0%, respectively.
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
The following table presents key metrics related to our segments during the periods presented:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$18,242	$2,174	$20,416	$40,132	$3,559	$43,691
Income before taxes	645	770	1,415	4,042	952	4,994
Profit margin	3.5%	35.4%	6.9%	10.1%	26.7%	11.4%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$19,529	$1,025	$20,554	$44,073	$2,170	$46,243
Income (loss) before taxes	2,429	(394)	2,035	8,184	(988)	7,196
Profit margin	12.4%	(38.4)%	9.9%	18.6%	(45.5)%	15.6%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$37,711	$36,142	$1,569	4.3%
Total interest expense	22,276	17,937	4,339	24.2
Provision for credit losses	2,334	1,843	491	26.6
Net interest income, after provision for credit losses	13,101	16,362	(3,261)	(19.9)
Non-interest income	5,141	3,167	1,974	62.3
Total income	18,242	19,529	(1,287)	(6.6)
Depreciation and amortization expense	623	580	43	7.4
All other non-interest expense	16,974	16,520	454	2.7
Income before income taxes	$645	$2,429	$(1,784)	(73.4)
Goodwill	$30,400	$30,400	$—	—
Total assets	$2,908,654	$2,983,814	$(75,160)	(2.5)%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$75,995	$70,742	$5,253	7.4%
Total interest expense	44,604	33,076	11,528	34.9
Provision for credit losses	2,406	1,533	873	56.9
Net interest income, after provision for credit losses	28,985	36,133	(7,148)	(19.8)
Non-interest income	11,147	7,940	3,207	40.4
Total income	40,132	44,073	(3,941)	(8.9)
Depreciation and amortization expense	1,239	1,166	73	6.3
All other non-interest expense	34,851	34,723	128	0.4
Income before income taxes	$4,042	$8,184	$(4,142)	(50.6)
Goodwill	$30,400	$30,400	$—	—
Total assets	$2,908,654	$2,983,814	$(75,160)	(2.5)%

The Wealth Management segment reported income before income tax of $0.6 million for the three months ended June 30, 2024, compared to $2.4 million for the same period in 2023. The Wealth Management segment reported income before income tax of $4.0 million for the six months ended June 30, 2024, compared to $8.2 million for the same period in 2023. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in income before taxes is primarily driven by an increase in interest expense partially offset by an increase in interest income and non-interest income. The increase in interest expense is due to pricing pressure on interest-bearing deposits and an unfavorable mix shift in the deposit portfolio.

Mortgage

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$343	$230	$113	49.1%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	343	230	113	49.1
Non-interest income	1,831	795	1,036	130.3
Total income	2,174	1,025	1,149	112.1
Depreciation and amortization expense	9	9	—	—
All other non-interest expense	1,395	1,410	(15)	(1.1)
Income (loss) before income taxes	$770	$(394)	$1,164	(295.4)%
Total assets	$28,901	$21,832	$7,069	32.4%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$457	$342	$115	33.6%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	457	342	115	33.6
Non-interest income	3,102	1,828	1,274	69.7
Total income	3,559	2,170	1,389	64.0
Depreciation and amortization expense	17	17	—	—
All other non-interest expense	2,590	3,141	(551)	(17.5)
Income (loss) before income taxes	$952	$(988)	$1,940	(196.4)%
Total assets	$28,901	$21,832	$7,069	32.4%
The Mortgage segment reported income before income tax of $0.8 million for the three months ended June 30, 2024, compared to a loss before income tax of $0.4 million for the same period in 2023. The Mortgage segment reported income before income tax of $1.0 million for the six months ended June 30, 2024, compared to a loss before income tax of $1.0 million for the same period in 2023. The overall increase in income before taxes was primarily driven by an increase in non-interest income and a decrease in non-interest expense. The increase in non-interest income was primarily driven by higher average gain on sale margins and origination volume. The decrease in non-interest expense was due to lower Salaries and employee benefits as a result of staffing reductions in 2023 to better align expenses with lower levels of origination activity.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$245,799	$254,442	$(8,643)	(3.4)%
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $71,067 and $66,617), respectively	78,927	74,102	4,825	6.5
Loans (includes $10,190 and $13,726 measured at fair value, respectively)	2,456,063	2,530,915	(74,852)	(3.0)
Allowance for credit losses	(27,319)	(23,931)	(3,388)	(14.2)
Loans, net of allowance	2,428,744	2,506,984	(78,240)	(3.1)
Mortgage loans held for sale, at fair value	26,856	7,254	19,602	270.2
Goodwill and other intangible assets, net	31,741	31,854	(113)	(0.4)
Company-owned life insurance	16,741	16,530	211	1.3
Other assets	108,747	84,296	24,451	29.0
Total assets	$2,937,555	$2,975,462	$(37,907)	(1.3)%

Deposits	$2,410,892	$2,529,039	$(118,147)	(4.7)%
Borrowings	243,956	178,051	65,905	37.0
Other liabilities	35,832	25,634	10,198	39.8
Total liabilities	2,690,680	2,732,724	(42,044)	(1.5)
Total shareholders’ equity	246,875	242,738	4,137	1.7
Total liabilities and shareholders’ equity	$2,937,555	$2,975,462	$(37,907)	(1.3)%

Cash and cash equivalents decreased by $8.6 million, or 3.4%, to $245.8 million as of June 30, 2024 compared to December 31, 2023. The decrease was a result of the deposit decline and increase in investments, offset partially by an increase in borrowings and decrease in loans.
Held-to-maturity debt securities increased by $4.8 million, or 6.5%, to $78.9 million as of June 30, 2024 compared to December 31, 2023. The increase is primarily due to held-to-maturity debt security purchases executed during the second quarter of 2024.
Loans, net of allowance decreased by $78.2 million, or 3.1%, to $2.4 billion as of June 30, 2024 compared to December 31, 2023. The decrease is due to limited new production that was more than offset by payoffs and a lower level of draws on existing credit lines than previous quarters.
Mortgage loans held for sale increased $19.6 million, or 270.2%, to $26.9 million as of June 30, 2024 compared to December 31, 2023. The increase was driven by higher funded loan volume and the timing of loan sale settlements.
Other assets increased by $24.5 million, or 29.0%, to $108.7 million as of June 30, 2024 compared to December 31, 2023. The increase was primarily driven by an increase in our lease assets due to an extension of a lease recorded during the first quarter and an increase of $11.4 million in other real estate owned due to taking physical possession of two foreclosed properties during the second quarter.
Deposits decreased $118.1 million, or 4.7%, to $2.41 billion as of June 30, 2024 compared to December 31, 2023. The decrease was driven primarily by seasonal tax payments, operating account fluctuations and clients using liquidity for strategic investments.
Money market deposit accounts decreased $43.4 million, or 3.1%, to $1.34 billion as of June 30, 2024 compared to December 31, 2023. Time deposit accounts increased $23.1 million, or 4.7%, from December 31, 2023 to $519.6 million as of June 30, 2024. Interest checking accounts decreased $11.7 million, or 8.0%, to $135.8 million from December 31, 2023 to June 30, 2024.

Borrowings increased $65.9 million, or 37.0%, to $244.0 million as of June 30, 2024 compared to December 31, 2023. The increase was driven by an increase in FHLB borrowings primarily due to deposit runoff that occurred in the second quarter.
Other liabilities increased $10.2 million, or 39.8%, to $35.8 million as of June 30, 2024 compared to December 31, 2023. The increase is primarily attributed to an increase in our lease liability due to an extension of a lease recorded in the first quarter, offset by lower salaries payable due to timing of 401K match payouts and incentive compensation payments and a decrease in accrued interest payable on borrowings related to the interest on the $31.0 million repayment of a Bank Term Funding Program loan that matured in March 2024.
Total shareholders’ equity increased $4.1 million, or 1.7%, from December 31, 2023 to $246.9 million as of June 30, 2024. The increase is primarily due to Net income for the year and an increase in Unrealized gain on a cash flow hedge of certain FHLB borrowings.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Managed Trust Balance as of Beginning of Period	$2,051	$1,893	$1,913	$1,802
New relationships	4	5	7	6
Closed relationships	(10)	(5)	(14)	(6)
Contributions	3	3	12	6
Withdrawals	(73)	(21)	(175)	(107)
Market change, net	(39)	82	193	256
Ending Balance	$1,936	$1,957	$1,936	$1,957
Yield*	0.18%	0.17%	0.18%	0.17%

Directed Trust Balance as of Beginning of Period	$1,665	$1,292	$1,622	$1,285
New relationships	—	—	—	—
Closed relationships	—	—	—	—
Contributions	49	2	77	4
Withdrawals	(4)	(13)	(23)	(15)
Market change, net	24	37	58	44
Ending Balance	$1,734	$1,318	$1,734	$1,318
Yield*	0.11%	0.09%	0.10%	0.09%

Investment Agency Balance as of Beginning of Period	$1,624	$1,647	$1,607	$1,618
New relationships	12	9	25	38
Closed relationships	(3)	(21)	(19)	(45)
Contributions	15	22	31	41
Withdrawals	(74)	(50)	(137)	(95)
Market change, net	17	48	84	98
Ending Balance	$1,591	$1,655	$1,591	$1,655
Yield*	0.77%	0.74%	0.78%	0.74%

Custody Balance as of Beginning of Period	$726	$582	$545	$493
New relationships	2	2	2	4
Closed relationships	(2)	—	(2)	—
Contributions	5	9	133	45
Withdrawals	(129)	(95)	(141)	(99)
Market change, net	(4)	33	61	88
Ending Balance	$598	$531	$598	$531
Yield*	0.06%	0.03%	0.05%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,075	$968	$1,066	$909
New relationships	—	—	—	—
Closed relationships	—	(1)	(78)	(1)
Contributions	32	31	96	57
Withdrawals	(15)	(23)	(57)	(47)
Market change, net	61	68	126	125
Ending Balance(1)	$1,153	$1,043	$1,153	$1,043
Yield*	0.13%	0.14%	0.14%	0.15%

Total Assets Under Management as of Beginning of Period	$7,141	$6,382	$6,753	$6,107
New relationships	18	16	34	48
Closed relationships	(15)	(27)	(113)	(52)
Contributions	104	67	349	153
Withdrawals	(295)	(202)	(533)	(363)
Market change, net	59	268	522	611
Total Assets Under Management	$7,012	$6,504	$7,012	$6,504
Yield*	0.28%	0.28%	0.28%	0.28%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period is one quarter in arrears.

AUM decreased $129.0 million, or 1.8%, during the three months ended June 30, 2024 driven by asset withdrawals in custody accounts that have minimal impact on Trust and Investment management fees. For the six months ended June 30, 2024, AUM increased $259.0 million, or 3.8%. The increase was attributable to contributions and improving market conditions year-over-year resulting in an increase in the value of assets under management balances offset partially by withdrawals.
Debt Securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders’ equity.
Debt securities for which we have the intent and ability to hold to their maturity are classified as held-to-maturity debt securities and are recorded at amortized cost. Debt securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of June 30, 2024 and December 31, 2023, all our investments in debt securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our debt securities as of the dates noted:

	June 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$268	$—	$(20)	$248	$—
Corporate bonds	23,656	—	(3,168)	20,488	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	33,208	—	(3,559)	29,649	—
Federal National Mortgage Association ("FNMA") MBS – residential	12,805	31	(567)	12,269	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,429	9	(395)	5,043	—
Corporate collateralized mortgage obligations ("CMO") and MBS	3,632	—	(262)	3,370	—
Total debt securities held-to-maturity	$78,998	$40	$(7,971)	$71,067	$(71)

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS - commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of June 30, 2024. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of June 30, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$268	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,070	0.35	19,403	1.15	183	*
GNMA mortgage-backed securities – residential	—	—	52	*	29	*	33,127	1.07
FNMA mortgage-backed securities – residential	—	—	3,040	0.20	1,016	0.02	8,749	0.40
Government GMO and MBS – commercial	—	—	139	0.01	1,412	0.06	3,878	0.11
Corporate CMO and MBS	—	—	—	—	380	0.02	3,252	0.16
Total held-to-maturity	$268	—%	$7,301	0.56%	$22,240	1.25%	$49,189	1.74%

	Maturities as of December 31, 2023
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$253	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,078	0.30%	19,395	1.23	214	0.01
GNMA mortgage-backed securities – residential	—	—	66	*	—	—	34,513	1.14
FNMA mortgage-backed securities – residential	—	—	—	—	1,116	0.02	4,919	0.13
Government GMO and MBS – commercial	—	—	178	0.01	1,579	0.07	4,079	0.13
Corporate CMO and MBS	—	—	—	—	415	0.03	3,368	0.18
Total held-to-maturity	$253	—%	$4,322	0.31%	$22,505	1.35%	$47,093	1.59%
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. Accrued interest receivable on held-to-maturity debt securities totaled $0.4 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted:

	Three Months Ended June 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

	Six Months Ended June 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$—	$—
Impact of ASU 2016-13 adoption	—	—	71	—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2024 and December 31, 2023, we had mortgage loans held for sale of $26.9 million and $7.3 million, respectively, in residential mortgage loans we originated.

Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of June 30, 2024, the Company has $10.2 million in loans accounted for under the fair value option with an unpaid principal balance amount of $10.5 million. As of December 31, 2023, the Company has $13.7 million in loans accounted for under the fair value option with an unpaid principal balance amount of $14.1 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.
As of June 30, 2024, the Company has $3.1 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. As of December 31, 2023, the Company has $4.2 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	June 30,		December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$133,357	5.5%	$139,947	5.6%
Consumer and Other	15,424	0.6	27,028	1.1
Construction and Development	307,512	12.6	345,516	13.7
1-4 Family Residential	916,801	37.4	927,965	36.9
Non-Owner Occupied CRE	606,718	24.8	543,692	21.6
Owner Occupied CRE	187,955	7.7	195,861	7.8
Commercial and Industrial	278,106	11.4	337,180	13.3
Loans held for investment at amortized cost	$2,445,873	100.0%	$2,517,189	100.0%
Loans accounted for under the fair value option(2)	10,190		13,726
Total loans held for investment	$2,456,063		$2,530,915
Mortgage loans held for sale, at fair value(3)	$26,856		$7,254
______________________________________
(1)Includes PPP loans of $3.1 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $10.5 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under fair value option as of June 30, 2024 and December 31, 2023, respectively.
(3)Includes $26.3 million and $7.1 million of unpaid principal balance of mortgage loans held for sale as of June 30, 2024 and December 31, 2023, respectively.

•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $3.1 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are primarily consumer and other loans and are presented separately within the above table. They had an unpaid principal balance of $10.5 million and $14.1 million as of June 30, 2024 and December 31, 2023, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $5.1 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively, are included in this category.
The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of June 30, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$66,295	$64,781	(1)	$1,612	$669	$133,357
Consumer and Other	11,803	1,501		941	1,179	15,424
Construction and Development	67,119	177,048		57,877	5,468	307,512
1-4 Family Residential	63,087	155,454		26,886	671,374	916,801
Non-Owner Occupied CRE	79,187	414,798		99,749	12,984	606,718
Owner Occupied CRE	11,480	101,437		66,290	8,748	187,955
Commercial and Industrial	96,443	152,129		29,534	—	278,106
Total	$395,414	$1,067,148		$282,889	$700,422	$2,445,873
Loans accounted for under the fair value option	707	9,292		191	—	10,190
Total loans	$396,121	$1,076,440		$283,080	$700,422	$2,456,063
Amounts with fixed rates	129,003	678,471		193,304	29,254	1,030,032
Amounts with floating rates	267,118	397,969		89,776	671,168	1,426,031
Total loans	$396,121	$1,076,440		$283,080	$700,422	$2,456,063

	As of December 31, 2023
(dollars in thousands)	One Year or Less		After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$70,558	(1)	$67,101	(1)	$1,611	$677	$139,947
Consumer and Other	18,425		6,175		1,206	1,222	27,028
Construction and Development	106,993		180,210		51,253	7,060	345,516
1-4 Family Residential	43,275		172,349		34,053	678,288	927,965
Non-Owner Occupied CRE	34,328		334,516		161,669	13,179	543,692
Owner Occupied CRE	13,491		93,844		79,610	8,916	195,861
Commercial and Industrial	120,061		187,240		29,879	—	337,180
Total	$407,131		$1,041,435		$359,281	$709,342	$2,517,189
Loans accounted for under the fair value option	105		13,163		458	—	13,726
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
Amounts with fixed rates	141,485		699,578		235,132	23,903	1,100,098
Amounts with floating rates	265,751		355,020		124,607	685,439	1,430,817
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
______________________________________
(1) Includes PPP loans.

The following table presents the amortized cost basis as of June 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2024. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	As of June 30, 2024
(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$73	$—	$—	—%
Total	$—	$—	$73	$—	$—
The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Principal forgiveness	Interest rate reduction	Term extension
Commercial and Industrial	—	—	—	—	—	5 months
For the six months ended June 30, 2023, there were no loan modifications made to borrowers experiencing financial difficulty and the Company had not committed any additional funds to borrowers experiencing financial difficulty.

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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. In the second quarter of 2024, the Company recorded $11.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. As of December 31, 2023, we did not own any OREO properties.
The amount of lost interest for non-accrual loans was $2.1 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The amount of lost interest for non-accrual loans was $4.6 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.
We had amortized cost of $49.0 million and $50.8 million in non-performing assets as of June 30, 2024 and December 31, 2023, respectively.
The following table presents the amortized cost basis of non-performing assets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
Consumer and Other	3,001	7,504
Construction and Development	—	2,719
1-4 Family Residential	933	3,016
Owner Occupied CRE	3,980	3,980
Commercial and Industrial	28,008	31,893
Total non-performing loans	37,626	50,816
OREO	11,421	—
Total non-performing assets	$49,047	$50,816
Non-accrual loans to total loans(1)	1.54%	2.02%
Non-performing assets to total assets	1.67%	1.71%
Allowance for credit losses to non-accrual loans	72.61%	47.09%
Accruing loans 90 or more days past due	$—	$285
______________________________________
(1)Excludes mortgage loans held for sale of $26.9 million and $7.3 million as of June 30, 2024 and December 31, 2023, respectively. Excludes $10.5 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, non-performing loans of $37.6 million and $50.8 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of June 30, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$131,653	$—	$1,704	$—	$—	$133,357
Consumer and Other(2)	12,426	—	2,998	—	10,190	25,614
Construction and Development	303,227	—	4,285	—	—	307,512
1-4 Family Residential	915,868	—	933	—	—	916,801
Non-Owner Occupied CRE	601,786	4,932	—	—	—	606,718
Owner Occupied CRE	182,565	1,410	3,980	—	—	187,955
Commercial and Industrial	237,399	1,078	39,629	—	—	278,106
Total	$2,384,924	$7,420	$53,529	$—	$10,190	$2,456,063

	As of December 31, 2023
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$138,243	$—	$1,704	$—	$—	$139,947
Consumer and Other(2)	19,528	—	7,500	—	13,726	40,754
Construction and Development	328,454	14,343	2,719	—	—	345,516
1-4 Family Residential	924,949	—	3,016	—	—	927,965
Non-Owner Occupied CRE	538,693	4,999	—	—	—	543,692
Owner Occupied CRE	191,881	—	3,980	—	—	195,861
Commercial and Industrial	302,276	649	34,255	—	—	337,180
Total	$2,444,024	$19,991	$53,174	$—	$13,726	$2,530,915
______________________________________
(1)Includes PPP loans of $3.1 million and $4.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes $10.2 million and $13.7 million of loans held for investment accounted for under fair value option as of June 30, 2024 and December 31, 2023, respectively.

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
ASU 2016-13 for Current Expected Credit Losses (“CECL”) requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of June 30, 2024, the Company held $178.4 million in acquired loans with $1.6 million in allowance for credit losses as well as $4.0 million in unamortized discounts. As of December 31, 2023, the Company held $208.2 million in acquired loans with $2.0 million in allowance for credit losses as well as $3.9 million in unamortized discounts.
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
ACL – held-to-maturity securities: Held-to maturity securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS debt securities and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectibility of CMO and MBS debt securities and corporate bonds taking into consideration factors such as the asset quality and delinquencies of the issuers.

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
The ACL represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve month forecasts used in our model remained consistent during the six months ended June 30, 2024. As such, the $1.9 million release of provision on pooled loans for the six months ended June 30, 2024 was predominately due to net pay downs in the loan portfolio. The allowance for credit losses on individually analyzed loans was $9.1 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively, which reflects a $5.3 million increase in provision for individually analyzed loans for the six months ended June 30, 2024. This increase over the prior period was primarily isolated to one loan relationship.
The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Average loans outstanding(1)(2)	$2,443,937	$2,451,762	$2,467,118	$2,454,328
Total loans outstanding at end of period(3)	$2,445,873	$2,478,059	$2,445,873	$2,478,059
Allowance for credit losses at beginning of period	$24,630	$19,843	$23,931	$17,183
Impact of adopting ASU 2016-13	—	—	—	3,470
Provision for credit losses	2,680	2,209	3,379	1,404
Charge-offs:
Consumer and Other	(15)	(13)	(26)	(30)
Total charge-offs	(15)	(13)	(26)	(30)
Recoveries:
Consumer and Other	18	4	23	15
1-4 Family Residential	1	—	6	—
Commercial and Industrial	5	1	6	2
Total recoveries	24	5	35	17
Net (charge-offs) recoveries	9	(8)	9	(13)
Allowance for credit losses at end of period	$27,319	$22,044	$27,319	$22,044
Allowance for credit losses to total loans	1.12%	0.89%	1.12%	0.89%
Net charge-offs to average loans	—	*	—	*
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $20.3 million and $15.8 million for the three months ended June 30, 2024 and 2023, respectively, and $13.5 million and $11.7 million for the six months ended June 30, 2024 and 2023, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $11.3 million and $19.8 million for the three months ended June 30, 2024 and 2023, respectively, and $12.2 million and $21.3 million for the six months ended June 30, 2024 and 2023, respectively.
(3)Excludes mortgage loans held for sale of $26.9 million and $19.7 million as of June 30, 2024 and 2023, respectively. Includes $3.0 million and $4.9 million in bank originated PPP loans as of June 30, 2024 and 2023, respectively, and $0.1 million and $0.5 million of acquired PPP loans as of June 30, 2024 and 2023, respectively. Excludes $10.5 million and $18.3 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of June 30, 2024 and 2023, respectively.
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

	As of June 30, 2024		As of December 31, 2023
	Amount	%(1)	Amount	%(1)
(dollars in thousands)
Cash, Securities, and Other	$375	5.5%	$961	5.6%
Consumer and Other	75	0.6	124	1.1
Construction and Development	7,596	12.6	7,945	13.7
1-4 Family Residential	4,310	37.4	4,370	36.9
Non-Owner Occupied CRE	2,203	24.8	2,325	21.6
Owner Occupied CRE	973	7.7	1,034	7.8
Commercial and Industrial	11,787	11.4	7,172	13.3
Total allowance for credit losses	$27,319	100.0%	$23,931	100.0%
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,551	$4,395	$2,178	$419
Impact of adopting ASU 2016-13	—	—	—	3,481
(Release) provision for credit losses	(346)	(366)	(973)	129
Ending balance	$1,205	$4,029	$1,205	$4,029
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of June 30, 2024 were $6.1 million, a decrease of $0.3 million, or 4.4%, from December 31, 2023.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $118.1 million, or 4.7%, to $2.41 billion as of June 30, 2024, from December 31, 2023. Total average deposits for the three months ended June 30, 2024 were $2.41 billion, an increase of $39.1 million, or 1.7%, compared to $2.38 billion as of June 30, 2023. Total average deposits for the six months ended June 30, 2024 were $2.43 billion, an increase of $71.0 million, or 3.0%, compared to $2.36 billion as of June 30, 2023. The increase in average deposits for the three and six months ended June 30, 2024 compared to the same periods in 2023 were driven primarily by Interest-bearing deposits due to new and expanded deposit relationships offset partially by a decline in noninterest-bearing deposits.
The following presents the average balances and average rates paid on deposits during the periods presented (dollars in thousands):

	For the Three Month Period Ending June 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,365,711	4.34%	$1,278,448	3.81%
Interest checking accounts	135,314	0.36	186,205	0.42
Uninsured time deposits	61,927	4.58	74,343	3.21
Other time deposits	422,307	5.04	289,293	4.08
Total time deposits	484,234	4.98	363,636	3.90
Savings accounts	16,432	0.09	19,499	0.04
Total interest-bearing deposits	2,001,691	4.19	1,847,788	3.44
Noninterest-bearing accounts	412,741		527,562
Total deposits	$2,414,432	3.47%	$2,375,350	2.68%

	For the Six Months Ended June 30,
	2024		2023
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,371,166	4.32%	$1,272,057	3.59%
Interest checking accounts	139,446	0.32	199,881	0.42
Uninsured time deposits	62,653	4.51	73,338	2.97
Other time deposits	415,302	5.02	259,798	3.75
Total time deposits	477,955	4.95	333,136	3.58
Savings accounts	16,402	0.09	21,932	0.03
Total interest-bearing deposits	2,004,969	4.16	1,827,006	3.20
Noninterest-bearing accounts	429,599		536,566
Total deposits	$2,434,568	3.43%	$2,363,572	2.47%

Average noninterest-bearing deposits to average total deposits was 17.1% and 22.2% for the three months ended June 30, 2024 and 2023, respectively, and 17.6% and 22.7% for the six months ended June 30, 2024 and 2023, respectively.
Our average cost of funds was 3.54% and 2.82% for the three months ended June 30, 2024 and 2023, respectively, and 3.49% and 2.62% for the six months ended June 30, 2024 and 2023, respectively. The increase in cost of funds was primarily driven by increased rates on interest-bearing deposit accounts and borrowings due to the rising rate environment and an unfavorable mix shift in deposit balances.
Total money market accounts as of June 30, 2024 were $1.3 billion, a decrease of $43.4 million, or 3.1%, compared to December 31, 2023. Interest checking accounts decreased $11.7 million, or 8.0%, to $135.8 million compared to December 31, 2023.

Total time deposits as of June 30, 2024 were $519.6 million, an increase of $23.1 million, or 4.7%, from December 31, 2023.
The following presents the amount of certificates of deposit by time remaining until maturity as of June 30, 2024:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$11,395	$15,056	$30,582	$4,084	$61,117
Other	69,191	125,372	212,253	51,664	458,480
Total	$80,586	$140,428	$242,835	$55,748	$519,597
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2024 and December 31, 2023, borrowings totaled $244.0 million and $178.1 million, respectively.

On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. On March 27, 2024, the Company repaid $31.0 million of BTFP borrowings. As of June 30, 2024, the Company has pledged a par value of $11.3 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.
The increase in borrowings as of June 30, 2024 compared to December 31, 2023 is driven by an increase in FHLB borrowing primarily due to the deposit runoff that occurred in the quarter.
The following presents balances of each of the borrowing facilities as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Borrowings
FHLB borrowings	$178,712	$91,175
Federal Reserve borrowings	12,793	34,536
Subordinated notes	52,451	52,340
Total	$243,956	$178,051
FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2024 and December 31, 2023 amounted to $1.31 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $551.6 million as of June 30, 2024.

As of or for the Six Months Ended June 30,
(dollars in thousands)	2024
Short-term borrowings
Maximum outstanding at any month-end during the period	$178,712
Balance outstanding at end of period	$178,712
Average outstanding during the period	$52,487
Average interest rate during the period	5.50%
Average interest rate at the end of the period	5.53%
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.

Derivatives

Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2024 and December 31, 2023 was $50.0 million. As of June 30, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: During the six months ended June 30, 2024, the Company entered into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2024 and December 31, 2023 was $44.1 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
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

The following table presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	14.65%	18.73%	15.12%	19.07%
Interest-bearing	71.07	65.60	70.56	64.93
FHLB and Federal Reserve borrowings	2.39	4.39	2.80	4.73
Subordinated notes	1.86	1.85	1.84	1.85
Other liabilities	1.21	0.85	0.99	0.89
Shareholders’ equity	8.82	8.58	8.69	8.53
Total	100.00%	100.00%	100.00%	100.00%
Uses of Funds:
Total loans	86.30%	87.04%	86.40%	87.26%
Investment securities	2.68	2.84	2.64	2.88
Correspondent bank stock	0.17	0.31	0.16	0.33
Mortgage loans held for sale	0.72	0.56	0.48	0.42
Interest-bearing deposits in other financial institutions	5.03	4.82	5.61	4.68
Noninterest-earning assets	5.10	4.43	4.71	4.43
Total	100.00%	100.00%	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	17.09%	22.21%	17.65%	22.70%
Average loans to total average deposits	101.22%	103.22%	101.34%	103.84%
Average interest-bearing deposits to total average deposits	82.91%	77.79%	82.35%	77.30%
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $4.1 million, or 1.7%, from December 31, 2023 to $246.9 million as of June 30, 2024. The increase was primarily due to Net income year to date and an increase in Unrealized gain on a cash flow hedge of certain FHLB borrowings.
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million.
On June 13, 2024, the Company announced that its board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended June 30, 2024, the Company did not repurchase any shares under the authorization of the 2024 Repurchase Plan.

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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2024 and December 31, 2023, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios for the dates noted:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$249,300	11.22%	$244,390	10.54%
Consolidated Company	220,558	9.92	218,150	9.40
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	249,300	11.22	244,390	10.54
Consolidated Company	220,558	9.92	218,150	9.40
Total capital to risk-weighted assets
Bank	274,517	12.35	265,391	11.45
Consolidated Company	298,775	13.44	292,151	12.59
Tier 1 capital to average assets
Bank	249,300	8.95	244,390	8.71
Consolidated Company	220,558	7.91	218,150	7.77
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
The following presents future contractual obligations to make future payments during the periods presented:

	As of June 30, 2024
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$188,712	$—	$2,793	$—		$191,505
Subordinated notes	—	—	—	52,451	(1)	52,451
Time deposits	463,850	19,134	36,613	—		519,597
Minimum lease payments	1,766	4,984	6,472	15,122		28,344
Total	$654,328	$24,118	$45,878	$67,573		$791,897
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$77,083	$502,296	$86,398	$540,255
Standby letters of credit	9,433	10,425	13,922	12,094
Commitments to make loans to sell	45,398	—	18,917	—
Commitments to make loans	625	7,306	5,275	7,115
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of June 30, 2024		As of December 31, 2023
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	(7.41)%	(11.30)%	(5.19)%	(11.03)%
100	(4.15)	(5.99)	(2.82)	(5.90)
Base	—	—	—	—
-100	2.66	2.74	2.38	3.16
-200	10.46	(1.76)	8.27	(5.27)

The model simulations as of June 30, 2024 imply that our balance sheet maintains a relatively consistent interest rate risk profile compared to our balance sheet as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
April 1, 2024 through April 30, 2024	—	$—	—	—
May 1, 2024 through May 31, 2024	14,696	17.38	—	—
June 1, 2024 through June 30, 2024	—	—	—	200,000
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
(2) These shares relate to the 2024 Repurchase Plan. Refer to Note 9 - Shareholders' Equity for further information.
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

First Western Financial, Inc.

August 2, 2024	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

August 2, 2024	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer