Form 10-Q
period 2024-09-30
First Western Financial Inc
filed 2024-11-01
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 30, 2024
Common Stock, no par value	9,664,101

FIRST WESTERN FINANCIAL, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	6

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	7

	Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	8

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and September 30, 2023	9

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and September 30, 2023	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	84

Item 4.	Controls and Procedures	85

PART II. OTHER INFORMATION		86

Item 1.	Legal Proceedings	86

Item 1A.	Risk Factors	86

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 3.	Defaults upon Senior Securities	86

Item 4.	Mine Safety Disclosures	86

Item 5.	Other Information	86

Item 6.	Exhibits	87

SIGNATURES		88

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$18,979	$7,284
Interest-bearing deposits in other financial institutions	257,243	247,158
Total cash and cash equivalents	276,222	254,442

Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $70,826 and $66,617), respectively	76,745	74,102
Correspondent bank stock, at cost	5,746	7,155
Mortgage loans held for sale, at fair value	12,324	7,254
Loans held for sale, at fair value	473	—
Loans (includes $8,646 and $13,726 measured at fair value, respectively)	2,383,199	2,530,915
Allowance for credit losses	(18,796)	(23,931)
Loans, net	2,364,403	2,506,984
Premises and equipment, net	24,350	25,256
Accrued interest receivable	10,455	11,428
Accounts receivable	4,864	5,095
Other receivables	10,397	4,467
Other real estate owned, net	37,036	—
Goodwill and other intangible assets, net	31,684	31,854
Deferred tax assets, net	4,075	6,407
Company-owned life insurance	16,849	16,530
Other assets	36,325	24,488
Total assets	$2,911,948	$2,975,462

Liabilities
Deposits:
Noninterest-bearing	$473,576	$482,579
Interest-bearing	2,029,478	2,046,460
Total deposits	2,503,054	2,529,039
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	62,373	125,711
Subordinated notes	52,508	52,340
Accrued interest payable	3,339	3,793
Other liabilities	41,843	21,841
Total liabilities	2,663,117	2,732,724

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,664,101 and 9,581,183 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	193,274	192,894
Retained earnings	56,767	51,042
Accumulated other comprehensive loss	(1,210)	(1,198)
Total shareholders’ equity	248,831	242,738
Total liabilities and shareholders’ equity	$2,911,948	$2,975,462
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$35,353	$34,141	$105,767	$99,804
Loans accounted for under the fair value option	141	300	518	1,078
Investment securities	708	607	1,962	1,863
Interest-bearing deposits in other financial institutions	1,754	1,292	5,961	4,361
Dividends, restricted stock	134	141	334	459
Total interest and dividend income	38,090	36,481	114,542	107,565

Interest expense:
Deposits	21,150	17,467	62,620	46,423
Other borrowed funds	1,372	2,248	4,506	6,368
Total interest expense	22,522	19,715	67,126	52,791
Net interest income	15,568	16,766	47,416	54,774
Less: Provision for credit losses	501	329	2,907	1,862
Net interest income, after provision for credit losses	15,067	16,437	44,509	52,912

Non-interest income:
Trust and investment management fees	4,728	4,846	14,533	14,083
Net gain on mortgage loans	1,451	654	4,535	2,447
Net gain (loss) on loans held for sale	—	—	117	(178)
Bank fees	392	427	1,610	1,610
Risk management and insurance fees	367	145	525	375
Income on company-owned life insurance	108	96	319	277
Net loss on loans accounted for under the fair value option	(233)	(252)	(850)	(1,919)
Unrealized gain (loss) recognized on equity securities	24	(19)	16	(20)
Other	135	202	416	(808)
Total non-interest income	6,972	6,099	21,221	15,867
Total income before non-interest expense	22,039	22,536	65,730	68,779

Non-interest expense:
Salaries and employee benefits	11,439	10,968	33,803	35,214
Occupancy and equipment	2,126	1,807	6,182	5,660
Professional services	1,893	1,867	6,130	5,648
Technology and information systems	1,045	906	3,097	2,569
Data processing	1,101	1,159	3,150	3,350
Marketing	374	355	811	1,125
Amortization of other intangible assets	57	62	170	188
Other	1,333	1,190	4,722	3,607
Total non-interest expense	19,368	18,314	58,065	57,361
Income before income taxes	2,671	4,222	7,665	11,418
Income tax expense	537	1,104	1,940	2,974
Net income available to common shareholders	$2,134	$3,118	$5,725	$8,444
Earnings per common share:
Basic	$0.22	$0.33	$0.59	$0.89
Diluted	0.22	0.32	0.59	0.87
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,134	$3,118	$5,725	$8,444
Other comprehensive (loss) income items:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	98	86	288	266
Income tax effect	(24)	(21)	(70)	(72)
Unrealized (loss) gain on cash flow hedge	(837)	299	(303)	983
Income tax effect	202	(73)	73	(238)
Total other comprehensive (loss) income items	(561)	291	(12)	939
Comprehensive income	$1,573	$3,409	$5,713	$9,383
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of July 1, 2023	9,545,071	$191,968	$51,143	$(869)	$242,242
Net income	—	—	3,118	—	3,118
Other comprehensive income, net of tax and reclassification	—	—	—	291	291
Settlement of share awards	8,638	(78)	—	—	(78)
Options exercised	6,500	130	—	—	130
Stock-based compensation	—	553	—	—	553
Balance as of September 30, 2023	9,560,209	$192,573	$54,261	$(578)	$246,256

Balance as of July 1, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875
Net income	—	—	2,134	—	2,134
Other comprehensive loss, net of tax and reclassifications	—	—	—	(561)	(561)
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Settlement of share awards	9,054	(46)	—	—	(46)
Stock-based compensation	—	518	—	—	518
Balance as of September 30, 2024	9,664,101	$193,274	$56,767	$(1,210)	$248,831

Balance as of January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	$190,494	$46,568	$(1,517)	$235,545
Net income	—	—	8,444	—	8,444
Other comprehensive income, net of tax and reclassifications	—	—	—	939	939
Dissolution of RSI entity(1)	—	751	(751)	—	—
Settlement of share awards	52,509	(361)	—	—	(361)
Options exercised	12,260	245	—	—	245
Stock-based compensation	—	1,444	—	—	1,444
Balance as of September 30, 2023	9,560,209	$192,573	$54,261	$(578)	$246,256

Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	5,725	—	5,725
Other comprehensive loss, net of tax and reclassifications	—	—	—	(12)	(12)
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Settlement of share awards	88,419	(680)	—	—	(680)
Stock-based compensation	—	1,149	—	—	1,149
Balance as of September 30, 2024	9,664,101	$193,274	$56,767	$(1,210)	$248,831
(1) Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$5,725	$8,444
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	(60)	(12)
Stock dividends received on correspondent bank stock	(334)	(459)
Provision for credit losses	2,907	1,862
(Gain) or Loss on loans held for sale	(117)	178
Net gain on mortgage loans	(4,535)	(2,447)
Origination of mortgage loans held for sale	(270,136)	(217,774)
Proceeds from mortgage loans	268,733	216,913
Depreciation and amortization	1,909	1,748
Net amortization of purchase accounting adjustments	204	555
Deferred income tax (benefit) expense	(3,187)	155
Increase in cash surrender value of company-owned life insurance	(319)	(277)
Stock-based compensation	1,149	1,444
Change in fair value of equity securities	(16)	20
Change in fair value of loans accounted for under the fair value option	850	1,919
Change in fair value of loans held for sale	—	(269)
Net changes in operating assets and liabilities:
Change in accounts receivable	310	(227)
Change in accrued interest receivable and other assets	(980)	50
Change in accrued interest payable and other liabilities	1,765	(1,757)
Net cash used in operating activities	3,868	10,066
Cash flows from investing activities
Activity in held-to-maturity securities:
Maturities, prepayments, and calls	6,488	5,717
Purchases	(8,783)	—
Purchases of correspondent bank stock	(6,866)	(23,727)
Redemption of correspondent bank stock	8,609	19,991
Contributions to low-income housing tax credit investments	(537)	(1,140)
Loan and note receivable originations and principal collections, net	106,458	(101,180)
Purchases of premises and equipment	(835)	(1,890)
Proceeds from loans held for sale previously classified as loans held for investment	3,470	40,602
Purchases of loans	—	(1,162)
Net cash provided by (used in) investing activities	108,004	(62,789)
Cash flows from financing activities
Net change in deposits	(25,985)	14,767
Payments to Federal Home Loan Bank borrowings	(483,624)	(1,262,893)
Proceeds from Federal Home Loan Bank borrowings	442,449	1,306,462
Payments to Federal Reserve borrowings	(82,296)	(292,059)
Proceeds from Federal Reserve borrowings	60,133	361,534
Repurchase of common stock	(89)	—
Proceeds from the exercise of stock options	—	245
Cash paid for withholding taxes on share-based awards	(680)	(361)
Net cash (used in) provided by financing activities	(90,092)	127,695

Net change in cash and cash equivalents	21,780	74,972
Cash and cash equivalents, beginning of year	254,442	196,512
Cash and cash equivalents, end of period	$276,222	$271,484
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$67,580	$50,713
Income tax payment	93	2,935
Cash paid for lease liabilities	2,617	2,370
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	3,722	39,221
Adoption of ASU 2016-13, net of tax	—	5,319
Dissolution of RSI entity	—	751
Lease right-of-use-asset obtained in exchange for lease liabilities	11,882	1,704
Transfers from loans, net of participations, to other real estate owned	27,390	—
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
The Company provides a fully-integrated suite of wealth management services including: private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, Loveland, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson, Pinedale, Rock Springs and Cheyenne). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.
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
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the full year ending December 31, 2024. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of September 30, 2024 and December 31, 2023, 78.4% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
Allowance for Credit Losses (“ACL”) loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, expanded for certain call codes into separate segments based on risk characteristics.
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
Modifications: On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Accounting Standard Codification(“ASC”) Subtopic 310-40, and enhanced the disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. The company identifies modifications to borrowers experiencing financial difficulty as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. The allowance for credit losses on loans that are considered modifications to borrowers experiencing financial difficulty are measured using the same method as all other loans held for investment. Prior to the adoption of this guidance, restructured loans were considered to be a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would have not otherwise considered. The allowance for credit losses on a TDR were measured using the same method as all other loans held for investment.
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
Mortgage Loans Held for Sale: Mortgage loans held for sale generally consist of long-term, fixed rate, conforming, single-family residential real estate loans intended to be sold on the secondary market. Mortgage loans held for sale are recorded at fair value and are typically sold with servicing rights released. Changes in the fair values of mortgage loans held for sale are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income. Fair value elections are made at the time of origination based on the Company’s fair value election policy.
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
Other Real Estate Owned (“OREO”): Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value less estimated selling cost at acquisition date, establishing a new cost basis. The Company is considered to have received physical possession of real estate property collateralizing a loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized within non-interest expense and the asset carrying value is reduced. Gain or loss on disposition of OREO is recorded in non-interest income. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance-based incentive fees were earned with respect to investment management contracts during the three and nine months ended September 30, 2024 and 2023. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 are considered in scope of Topic 606.
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

NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

September 30, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$2	$—	$248	$—
Corporate bonds	23,654	—	(2,986)	20,668	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	31,605	28	(2,437)	29,196	—
Federal National Mortgage Association ("FNMA") MBS – residential	12,507	112	(345)	12,274	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,205	10	(245)	4,970	—
Corporate collateralized mortgage obligations ("CMO") and MBS	3,599	—	(129)	3,470	—
Total debt securities held-to-maturity	$76,816	$152	$(6,142)	$70,826	$(71)

December 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)
As of September 30, 2024, the amortized cost and estimated fair value of held-to-maturity debt securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

September 30, 2024	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	4,312	3,970
Due between five years and ten years	19,407	16,781
Due after ten years	181	165
Securities (CMO and MBS)	52,916	49,910
Total	$76,816	$70,826
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the nine months ended September 30, 2024, the Company made $0.3 million of contributions to the partnerships and received $0.2 million of returns on investment. During the year ended December 31, 2023, the Company made $0.8 million of contributions to the partnerships and received $0.1 million of returns on investment. As of September 30, 2024 and December 31, 2023, the Company held a balance of $2.3 million and $2.0 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $3.7 million in future contributions.

In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million of contributions to the SBIC fund during the nine months ended September 30, 2024. During the year ended December 31, 2023, the Company made $0.2 million of contributions to the SBIC fund. As of September 30, 2024 and December 31, 2023, the Company held a balance of $2.4 million and $2.2 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of September 30, 2024, securities with market values totaling $36.9 million were pledged to secure various public deposits and credit facilities of the Company, including $9.5 million pledged under the BTFP program (refer to Note 1 – Organization and Summary of Significant Accounting Policies for more information on the BTFP program). As of December 31, 2023, securities with market values of $45.1 million were pledged to secure various public deposits and credit facilities of the Company, including $39.3 million pledged under the BTFP program.
As of September 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted:

	Three Months Ended September 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

	Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$—	$—
Impact of ASU 2016-13 adoption	—	—	71	—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—
The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis. As of September 30, 2024, there were no held-to-maturity debt securities past due or on non-accrual.

NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	September 30, 2024	December 31, 2023
Cash, Securities, and Other	$119,284	$139,947
Consumer and Other	12,193	27,028
Construction and Development	300,270	345,516
1-4 Family Residential	922,725	927,965
Non-Owner Occupied CRE	605,323	543,692
Owner Occupied CRE	174,928	195,861
Commercial and Industrial	239,830	337,180
Total	2,374,553	2,517,189
Allowance for credit losses	(18,796)	(23,931)
Total, net	$2,355,757	$2,493,258
Loans accounted for under the fair value option(1)	8,646	13,726
Loans, net	$2,364,403	$2,506,984
______________________________________
(1)Includes $8.9 million and $14.1 million of unpaid principal balance of loans held for investment measured at fair value as of September 30, 2024 and December 31, 2023, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of September 30, 2024 and December 31, 2023, total loans held for investment included $172.6 million and $208.2 million, respectively, of performing loans purchased through mergers or acquisitions.
As of September 30, 2024, the Cash, Securities, and Other portion of the loan portfolio included $2.6 million of SBA Paycheck Protection Program (“PPP”) loans, or 2.1% of the total category. As of December 31, 2023, the Cash, Securities, and Other portion of the loan portfolio included $4.2 million of PPP loans, or 3.0% of the total category.
As of September 30, 2024, the Company’s Commercial and Industrial loans included one Main Street Lending Program (“MSLP”) loan with the net carrying amount of $2.0 million, or 0.8% of the total category. This MSLP loan is risk rated pass. As of December 31, 2023, the Company’s Commercial and Industrial loans included three MSLP loans with the net carrying amount of $5.1 million, or 1.5% of the total category.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$117,580	$119,284	$—	$119,284
Consumer and Other	2	2	—	4	12,189	12,193	8,646	20,839
Construction and Development	—	—	—	—	300,270	300,270	—	300,270
1-4 Family Residential	3	—	1,115	1,118	921,607	922,725	—	922,725
Non-Owner Occupied CRE	—	—	—	—	605,323	605,323	—	605,323
Owner Occupied CRE	—	—	—	—	174,928	174,928	—	174,928
Commercial and Industrial	2,020	10,272	790	13,082	226,748	239,830	—	239,830
Total	$2,025	$10,274	$3,609	$15,908	$2,358,645	$2,374,553	$8,646	$2,383,199

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$76	$1,704	$1,780	$138,167	$139,947	$—	$139,947
Consumer and Other	676	11	7,504	8,191	18,837	27,028	13,726	40,754
Construction and Development	—	1,500	—	1,500	344,016	345,516	—	345,516
1-4 Family Residential	1,093	—	2,722	3,815	924,150	927,965	—	927,965
Non-Owner Occupied CRE	—	—	—	—	543,692	543,692	—	543,692
Owner Occupied CRE	—	—	3,980	3,980	191,881	195,861	—	195,861
Commercial and Industrial	19,305	1,085	29,180	49,570	287,610	337,180	—	337,180
Total	$21,074	$2,672	$45,090	$68,836	$2,448,353	$2,517,189	$13,726	$2,530,915
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
Loan Modifications
The following table presents the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2024. For the three months ended September 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2023, the Company made protective advances of $0.0 million and $0.5 million to borrowers experiencing financial difficulty. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$978	$—	$—	0.4%
Total	$—	$—	$978	$—	$—
The following table presents the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three and nine months ended September 30, 2023.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$—	$185	$—	0.1%
Total	$—	$—	$—	$185	$—

The following tables present the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	—	—	—	—	—	5 months

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	$185	—	2.8 years	$185	—	2.8 years
There were no loans that experienced a default during the three and nine months ended September 30, 2024, subsequent to being granted a modification in the preceding twelve months. There were no loans that experienced a default during the three and nine months ended September 30, 2023, subsequent to being granted a modification in the preceding twelve months.
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

	As of September 30, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	—	—	—
Construction and Development	—	—	—
1-4 Family Residential	1,468	1,468	—
Non-Owner Occupied CRE	—	—	—
Owner Occupied CRE	—	—	—
Commercial and Industrial	11,063	11,242	—
Total	$14,235	$14,414	$—
(1)As of September 30, 2024, the Company had an allowance of $36 thousand on non-accrual loans.

	As of December 31, 2023
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	4	7,504	—
Construction and Development	2,719	2,719	—
1-4 Family Residential	578	3,016	285
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,355	31,893	—
Total	$7,360	$50,816	$285
(2)As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.
The Company recognized no interest income on non-accrual loans during the three and nine months ended September 30, 2024. The Company recognized an immaterial amount and $0.2 million of interest income on non-accrual loans during the three and nine months ended September 30, 2023, respectively.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of September 30, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	—	—
Construction and Development	—	—	—	—
1-4 Family Residential	1,468	—	—	1,468
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	—	—	12,220	12,220
Total	$1,468	$1,704	$12,220	$15,392

	As of December 31, 2023
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	7,500	7,500
Construction and Development	2,719	—	—	2,719
1-4 Family Residential	3,016	—	—	3,016
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	31,893	31,893
Total	$9,715	$1,704	$39,393	$50,812

Other Real Estate Owned (“OREO”)
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. In the second quarter of 2024, the Company recorded $11.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. During the third quarter of 2024, the Company recorded an additional $25.6 million of OREO related to a third foreclosed property within the same loan relationship. As of September 30, 2024, these OREO properties had a carrying amount of $37.0 million. As of December 31, 2023, the Company did not own any OREO properties.
Allowance for Credit Losses on Loans
The allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2024 and December 31, 2023 was $9.7 million and $10.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve-month forecasts used in our model remained consistent during the nine months ended September 30, 2024. As such, the $1.6 million release of provision on pooled loans for the nine months ended September 30, 2024 was predominately due to net pay downs in the loan portfolio. The allowance for credit losses on individually analyzed loans was $0.3 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively. This $3.5 million release of provision on individually analyzed loans for the nine months ended September 30, 2024 was primarily due to the migration of one loan relationship out of non-performing loans and into OREO, pay downs, charge-offs, and the sale of a non-performing loan.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the activity in the allowance for credit losses by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended September 30, 2024:
Beginning balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319
(Release) provision for credit losses	26	62	(2,262)	1,014	2,139	(282)	99	796
Charge-offs	—	(4)	—	—	—	—	(9,336)	(9,340)
Recoveries	—	4	—	1	—	—	16	21
Ending balance	$401	$137	$5,334	$5,325	$4,342	$691	$2,566	$18,796

Changes in allowance for credit losses for the nine months ended September 30, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(560)	16	(2,611)	948	2,017	(343)	4,708	4,175
Charge-offs	—	(30)	—	—	—	—	(9,336)	(9,366)
Recoveries	—	27	—	7	—	—	22	56
Ending balance	$401	$137	$5,334	$5,325	$4,342	$691	$2,566	$18,796

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended September 30, 2023:
Beginning balance	$1,311	$137	$7,496	$3,579	$2,495	$1,182	$5,844	$22,044
(Release) provision for credit losses	(185)	(15)	405	38	(240)	(172)	1,490	1,321
Charge-offs	—	(12)	—	—	—	—	(186)	(198)
Recoveries	—	4	—	3	—	—	1	8
Ending balance	$1,126	$114	$7,901	$3,620	$2,255	$1,010	$7,149	$23,175

Changes in allowance for credit losses for the nine months ended September 30, 2023:
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
(Release) provision for credit losses	(265)	(160)	1,195	116	(546)	(396)	2,781	2,725
Charge-offs	—	(42)	—	—	—	—	(186)	(228)
Recoveries	—	19	—	3	—	—	3	25
Ending balance	$1,126	$114	$7,901	$3,620	$2,255	$1,010	$7,149	$23,175
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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of September 30, 2024 and December 31, 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$12,252	$6,158	$3,426	$13,708	$4,914	$13,859	$63,263	$117,580
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$12,252	$6,158	$3,426	$13,708	$4,914	$13,859	$64,967	$119,284
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	—	19	1,584	369	425	572	9,175	12,144
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	49	49
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	—	7,302	1,206	82	56	—	8,646
Total Consumer and Other	$—	$19	$8,886	$1,575	$507	$628	$9,224	$20,839
Current year-to-date gross charge-offs	$—	$1	$—	$—	$10	$19	$—	$30
Construction and Development
Pass	$36,075	$53,010	$195,294	$1,028	$9,396	$—	$1,182	$295,985
Special mention	—	—	—	—	—	—	—	—
Substandard	469	3,816	—	—	—	—	—	4,285
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$36,544	$56,826	$195,294	$1,028	$9,396	$—	$1,182	$300,270
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$51,354	$92,037	$352,962	$128,314	$105,056	$64,567	$126,414	$920,704
Special mention	—	—	—	—	—	—	—	—
Substandard	353	553	—	1,115	—	—	—	2,021
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$51,707	$92,590	$352,962	$129,429	$105,056	$64,567	$126,414	$922,725
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$27,294	$42,585	$253,600	$118,008	$68,869	$58,261	$31,312	$599,929
Special mention	—	—	—	—	4,898	—	—	4,898
Substandard	—	—	—	—	—	—	496	496
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$27,294	$42,585	$253,600	$118,008	$73,767	$58,261	$31,808	$605,323
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$2,212	$3,158	$43,983	$42,252	$31,333	$48,252	$2,337	$173,527
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,401	—	—	—	—	1,401
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$2,212	$3,158	$45,384	$42,252	$31,333	$48,252	$2,337	$174,928
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial
Pass	$19,145	$13,882	$46,981	$11,703	$10,516	$23,408	$97,992	$223,627
Special mention	—	—	—	—	—	—	484	484
Substandard	978	179	2,821	—	—	11,062	679	15,719
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$20,123	$14,061	$49,802	$11,703	$10,516	$34,470	$99,155	$239,830
Current year-to-date gross charge-offs	$—	$298	$—	$6,935	$2,103	$—	$—	$9,336
Total pass	$148,332	$210,849	$897,830	$315,382	$230,509	$208,919	$331,675	$2,343,496
Total special mention	—	—	—	—	4,898	—	484	5,382
Total substandard	1,800	4,548	4,222	1,115	—	11,062	2,928	25,675
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	—	7,302	1,206	82	56	—	8,646
Total	$150,132	$215,397	$909,354	$317,703	$235,489	$220,037	$335,087	$2,383,199
(1)Includes loans held for investment measured at fair value as of September 30, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of September 30, 2024, there has not been any impairment of goodwill identified or recorded. Goodwill totaled $30.4 million as of September 30, 2024 and December 31, 2023.

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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		September 30, 2024	December 31, 2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$18,511	$8,929

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$21,334	$10,900
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

	September 30, 2024	December 31, 2023
Weighted-Average Remaining Lease Term
Operating leases	9.72 years	4.67 years

Weighted-Average Discount Rate
Operating leases	4.12%	2.78%
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease Costs
Operating lease cost	$874	$720	$2,474	$2,239
Variable lease cost	591	453	1,723	1,426
Lease costs, net	$1,465	$1,173	$4,197	$3,665

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2024⁽¹⁾	$904
2025	2,935
2026	2,443
2027	3,415
2028	3,115
Thereafter	15,122
Total future minimum lease payments	27,934
Less: imputed interest	(6,600)
Present value of net future minimum lease payments	$21,334
______________________________________
(1)Amount represents the remaining three months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended September 30, 2024 and 2023. The Company recognized $0.2 million and $0.3 million of lease income during the nine months ended September 30, 2024 and 2023, respectively.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2024⁽¹⁾	$66
2025	188
2026	144
2027	119
Thereafter	—
Total undiscounted operating lease income	$517
______________________________________
(1)Amount represents the remaining three months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted:

(dollars in thousands)	September 30, 2024	December 31, 2023
Money market deposit accounts	$1,350,619	$1,386,149
Time deposits	533,452	496,452
Interest checking accounts	130,255	147,488
Savings accounts	15,152	16,371
Total interest-bearing deposits	$2,029,478	$2,046,460
Aggregate time deposits of $250 or greater	$87,647	$91,038
Overdraft balances classified as loans totaled $0.1 million as of September 30, 2024 and December 31, 2023, respectively.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2024(1)	$154,835
2025	336,200
2026	3,530
2027	3,956
2028	34,643
Thereafter	288
Total	$533,452
______________________________________
(1)Amount represents the remaining three months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2024 and December 31, 2023 amounted to $1.30 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $612.1 million as of September 30, 2024.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. On March 27, 2024 the Company repaid $31.0 million of BTFP borrowings. As of September 30, 2024, the Company has pledged a par value of $10.3 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance. Upon maturity, the Company renewed a three-month $50 million FHLB advance on July 1, 2024. The rate for the borrowing is adjusted daily based on the SOFR rate plus 15 basis points. The advance matured on October 1, 2024 and was renewed for an additional three months. Additionally, the Company paid off its FHLB line of credit balance of $128.7 million on July 1, 2024 and did not draw on the line during the remainder of the third quarter.
The following presents the Company’s maturities of FHLB and FRB borrowings (dollars in thousands):

Maturity Date	Rate %	September 30, 2024	December 31, 2023
January 1, 2024(1)	5.55%	$—	$41,175
March 27, 2024	4.78	—	30,997
March 29, 2024	5.60	—	50,000
October 1, 2024	4.99	50,000	—
January 10, 2025	4.87	10,000	—
		$60,000	$122,172
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of September 30, 2024 and December 31, 2023, the Company had outstanding $2.4 million and $3.5 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance(1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,988
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,942
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,894
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,684
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the three months ended September 30, 2024 and 2023, the Company recorded $0.6 million and $0.7 million, respectively, of interest expense related to the collective subordinated notes. For the nine months ended September 30, 2024 and 2023, the Company recorded $2.0 million and $2.0 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of September 30, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$56,617	$468,986	$86,398	$540,255
Standby letters of credit	10,204	10,331	13,922	12,094
Commitments to make loans to sell	56,214	—	18,917	—
Commitments to make loans	1,535	9,110	5,275	7,115
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,205	$4,029	$2,178	$419
Impact of adopting ASU 2016-13	—	—	—	3,481
(Release) provision for credit losses	(295)	(992)	(1,268)	(863)
Ending balance	$910	$3,037	$910	$3,037
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
On June 13, 2024, the Company announced that its board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended September 30, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of September 30, 2024, there were 194,499 shares available for repurchase under the plan.

On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offering, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million. During the three and nine months ended September 30, 2024, the Company sold no shares of common stock.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of September 30, 2024, there were a total of 409,857 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2024 and 2023.
During the three and nine months ended September 30, 2024 and 2023, the Company recognized no stock based compensation expense associated with stock options. As of September 30, 2024, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	130,936	$23.79
Granted	—	—
Exercised	—	—
Forfeited or expired	(49,175)	21.28
Outstanding as of September 30, 2024	81,761	25.29	1.25	(1)
Options fully vested / exercisable as of September 30, 2024	81,761	25.29	1.25	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of September 30, 2024, there were 81,761 options that were exercisable. Exercise prices are between $24.32 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 to 2026.
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

The following presents the activity for the Time Vesting Units and the Financial Performance Units during the nine months ended September 30, 2024:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2023	242,524	291,416
Granted	75,070	42,805
Vested	(65,765)	(59,449)
Forfeited	(26,848)	(64,769)
Outstanding as of September 30, 2024	224,981	210,003
During the three months ended September 30, 2024, the Company issued 9,054 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 2,776 shares, with a combined market value at the dates of settlement of $46 thousand, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the nine months ended September 30, 2024, the Company issued 88,419 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 36,795 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended September 30, 2023, the Company issued 8,638 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 3,580 shares, with a combined market value at the dates of settlement of $0.1 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the nine months ended September 30, 2023, the Company issued 52,509 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 20,381 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and board members at the date approved by the Company’s board of directors. The Company granted 75,070 Time Vesting Units during the nine months ended September 30, 2024. During the three months ended September 30, 2024 and 2023, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense of $1.1 million and $1.2 million, respectively, for the Time Vesting Units. As of September 30, 2024, there was $4.2 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.2 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.

The following presents the Company’s existing Financial Performance Units as of September 30, 2024 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2020 through December 31, 2021, excluding November 18, 2020	150%	55,517	$37,147	0.3 years	December 31, 2022	December 31, 2024
On November 18, 2020	114	10,760	40,753	1.1 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55	15,721	108,094	1.3 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	—	—	—	2.3 years	December 31, 2024	December 31, 2026
On August 4, 2022 (3)	33	9,090	127,346	2.3 years	December 31, 2024	December 31, 2026
On May 1, 2023 (2)	—	—	—	3.3 years	December 31, 2025	December 31, 2027
On May 1, 2024	100	40,224	620,922	4.3 years	December 31, 2026	December 31, 2028
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of September 30, 2024.
(3) Performance threshold was not met for the years ended December 31, 2022 and 2023. As of September 30, 2024, the 100% threshold is expected to be met for the year ended December 31, 2024.
The following table presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Grant Period	2024	2023	2024	2023	2024	2023
May 1, 2019 through April 30, 2020	—	22,577	$—	$(18)	$—	$65
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	24,230	37	29	(11)	115
On November 18, 2020	—	2,921	9	91	19	131
May 3, 2021 through August 11, 2021	—	—	22	10	(64)	(81)
May 2, 2022 through November 2022, excluding August 4, 2022(1)	—	322	—	—	—	—
On August 4, 2022 (2)	—	—	14	14	42	19
On May 1, 2023 (1)	—	52,117	—	—	—	—
On May 1, 2024	42,805	—	36	—	61	—
______________________________________
(1) Performance threshold was not met for the three and nine months ended September 30, 2024 and 2023, therefore, no compensation expense was recognized for the three and nine month periods ended September 30, 2024 and 2023.
(2) Performance threshold was not met for the years ended December 31, 2022 and December 31, 2023. As of September 30, 2024, the threshold is expected to be met for the year ended December 31, 2024.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$2,134	$3,118	$5,725	$8,444

Denominator:
Basic weighted average shares	9,663,131	9,553,331	9,643,998	9,529,996
Earnings per common share - basic	$0.22	$0.33	$0.59	$0.89

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$2,134	$3,118	$5,725	$8,444

Denominator:
Basic weighted average shares	9,663,131	9,553,331	9,643,998	9,529,996
Diluted effect of common stock equivalents:
Stock options	—	—	—	5,341
Time Vesting Units	27,212	45,143	24,381	80,174
Financial Performance Units	76,313	144,796	74,387	105,452
Total diluted effect of common stock equivalents	103,525	189,939	98,768	190,967
Diluted weighted average shares	9,766,656	9,743,270	9,742,766	9,720,963
Earnings per common share - diluted	$0.22	$0.32	$0.59	$0.87
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following table presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	81,761	149,725	99,378	134,307
Time Vesting Units	87,436	136,437	107,682	116,586
Financial Performance Units	—	9,090	3,030	6,060
Total potentially dilutive securities	169,197	295,252	210,090	256,953
NOTE 11 – INCOME TAXES
During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.5 million and $1.9 million, respectively, reflecting an effective tax rate of 20.1% and 25.3%, respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $1.1 million and $3.0 million, respectively, reflecting an effective tax rate of 26.1% and 26.0%, respectively.

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

Loans Held for Sale: The fair value of loans held for sale is determined using actual quoted commitments from third party investors resulting in Level 1 classification. Where commitments are not yet available, fair value is estimated based on quotes for similar assets resulting in Level 2 classification.
The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$12,324	$—	$12,324
Loans held for sale	$—	$473	$—	$473
Loans held at fair value	$—	$—	$8,646	$8,646
Forward commitments and FSC	$—	$85	$—	$85
Equity securities	$649	$122	$—	$771
Guarantee asset	$—	$—	$270	$270
IRLC, net	$—	$—	$1,078	$1,078
Equity warrants	$—	$—	$795	$795
Swap derivative assets	$—	$1,441	$—	$1,441
Financial Liabilities
Forward commitments and FSC	$—	$112	$1	$113
Swap derivative liabilities	$—	$1,712	$—	$1,712

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$7,254	$—	$7,254
Loans held at fair value	$—	$—	$13,726	$13,726
Forward commitments and FSC	$—	$7	$—	$7
Equity securities	$636	$122	$—	$758
Guarantee asset	$—	$—	$189	$189
IRLC, net	$—	$—	$345	$345
Equity warrants	$—	$—	$795	$795
Swap derivative asset	$—	$763	$—	$763
Financial Liabilities
Forward commitments and FSC	$—	$358	$—	$358
Swap derivative liabilities	$—	$740	$—	$740
There were no transfers between levels during the nine months ended September 30, 2024 or year ended December 31, 2023.
As of September 30, 2024, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.

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
During the three months ended September 30, 2024, the Company reclassified $1.0 million of loans held for investment to loans held for sale. During the nine months ended September 30, 2024, the Company reclassified $3.7 million of loans held for investment to loans held for sale. During the year ended December 31, 2023, the Company reclassified $39.2 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the year ended December 31, 2023, a total of $40.8 million reclassified loans held for sale were sold. As of September 30, 2024 and December 31, 2023, there were $0.5 million and $0.0 million of loans held for sale, respectively.
As of September 30, 2024, there were 56 loans totaling $0.2 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2023, there were 98 loans totaling $0.2 million, accounted for under the fair value option that were on non-accrual. During the three months ended September 30, 2024 and 2023, the Company recorded net charge-offs of $0.3 million and $0.4 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2024 and 2023, the Company recorded net charge-offs of $1.0 million and $1.4 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the condensed consolidated statements of income.
The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	September 30, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$12,324	$12,099	$225	$—	$—	$—	$—	$—	$—
Loans held for sale	473	594	(121)	473	594	(121)	473	594	(121)
Loans held for investment	8,646	8,883	(237)	153	158	(5)	153	158	(5)
	$21,443	$21,576	$(133)	$626	$752	$(126)	$626	$752	$(126)

	December 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$7,254	$7,106	$148	$—	$—	$—	$—	$—	$—
Loans held for investment	13,726	14,129	(403)	210	220	(10)	210	220	(10)
	$20,980	$21,235	$(255)	$210	$220	$(10)	$210	$220	$(10)

The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$(346)	$(163)	$16	$(35)
Loans held for sale	—	—	—	(20)
Loans held for investment	66	110	166	(547)
	$(280)	$(53)	$182	$(602)
The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage loans held for sale	2024	2023	2024	2023
Balance at beginning of period	$26,856	$19,746	$7,254	$8,839
Loans originated	97,878	66,586	270,136	217,774
Fair value changes	(346)	(163)	16	(35)
Sales	(112,033)	(74,064)	(265,034)	(214,467)
Settlements	(31)	—	(48)	(6)
Balance at end of period	$12,324	$12,105	$12,324	$12,105

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for sale	2024	2023	2024	2023
Balance at beginning of period	$—	$—	$—	$1,965
Loans transferred from held for investment	993	—	3,722	39,221
Fair value changes	—	—	—	(20)
Sales	(520)	—	(3,249)	(40,761)
Settlements	—	—	—	(405)
Balance at end of period	$473	$—	$473	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans held for investment, fair value option	2024	2023	2024	2023
Balance at beginning of period	$10,190	$17,523	$13,726	$23,321
Loans acquired	—	—	—	1,162
Fair value changes	66	110	166	(547)
Net charge-offs	(299)	(363)	(1,016)	(1,371)
Settlements	(1,311)	(1,806)	(4,230)	(7,101)
Balance at end of period	$8,646	$15,464	$8,646	$15,464

Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended September 30, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$10,190	$228	$912	$795
Acquisitions	—	—	1,078	—
Originations	—	21	(1,345)	—
Gains/(losses) in net income, net	66	39	433	—
Net charge-offs	(299)	—	—	—
Settlements	(1,311)	(18)	—	—
Ending balance	$8,646	$270	$1,078	$795

Three Months Ended September 30, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$17,523	$166	$453	$825
Acquisitions	—	—	312	—
Originations	—	6	(606)	—
Gains/(losses) in net income, net	110	(8)	160	—
Net charge-offs	(363)	—	—	—
Settlements	(1,806)	(6)	—	—
Ending balance	$15,464	$158	$319	$825

Nine Months Ended September 30, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$13,726	$189	$345	$795
Acquisitions	—	—	2,803	—
Originations	—	68	(3,458)	—
Gains/(losses) in net income, net	166	50	1,388	—
Net charge-offs	(1,016)	—	—	—
Settlements	(4,230)	(37)	—	—
Ending balance	$8,646	$270	$1,078	$795

Nine Months Ended September 30, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$23,321	$143	$229	$825
Acquisitions	1,162	—	1,652	—
Originations	—	20	(2,784)	—
Gains/(losses) in net income, net	(547)	11	1,222	—
Net charge-offs	(1,371)	—	—	—
Settlements	(7,101)	(16)	—	—
Ending balance	$15,464	$158	$319	$825

Nonrecurring Fair Value
Other Real Estate Owned (“OREO”): Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. OREO is evaluated quarterly for additional impairment and adjusted accordingly.
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
The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$8,646	Discounted cash flow	Discount rate	8% (8%)
Guarantee asset	270	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 8.5% (8.5%)
IRLC, net	1,078	Best execution model	Pull through	66% to 100% (84%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	23.0% to 59.6% (30.4%) 4.06% (4.06%) 0 to 1.25 years

Nonrecurring fair value
OREO:
1-4 Family Residential	$11,421	Appraisal value	Commission, cost to sell, closing costs	5% (5.0%)
Commercial and Industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6.0% (6.0%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	691	Sales Comparison-Market Value Approach	Market Rate Adjustments	11% (11%)
Commercial and Industrial	144	Sales comparison, Market approach - guideline transaction method	Loss given default	8% to 62% (42%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$13,726	Discounted cash flow	Discount rate	7% to 8% (8%)
Guarantee asset	189	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	345	Best execution model	Pull through	48% to 100% (86%)
Equity warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	20.1% to 23.0% (22.4%) 4.62% (4.62%) 2.00 to 2.03 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	$7,500	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
1-4 Family Residential	2,438	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	24,791	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)
Commercial and Industrial	148	Sales comparison, Market approach – guideline transaction method	Loss given default	14% to 62% (20%)
Commercial and Industrial	799	Sales Comparison-Market Value Approach	Market rate adjustments	21% (11%)
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
September 30, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$276,222	$276,222	$—	$—
Held-to-maturity securities, net of ACL	76,745	247	62,829	7,750
Loans, net(1)	2,355,757	—	—	2,286,056
Accrued interest receivable	10,455	10,455	—	—
Liabilities:
Term deposits(2)	533,452	480,413	—	54,016
Non-term deposits	1,969,602	1,969,602	—	—
Borrowings:
FHLB borrowings – floating rate	50,000	—	49,993	—
Federal Reserve borrowings – fixed rate	12,373	2,373	9,979	—
Subordinated notes – fixed-to-floating rate	52,508	—	—	47,727
Accrued interest payable	3,339	3,339	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,442	$254,442	$—	$—
Held-to-maturity securities, net of ACL	74,102	242	58,231	8,144
Loans, net(1)	2,493,258	—	—	2,395,468
Accrued interest receivable	11,428	11,428	—	—
Liabilities:
Term deposits(2)	496,452	414,613	—	82,564
Non-term deposits	2,032,587	2,032,587	—	—
Borrowings:
FHLB borrowings – fixed rate	41,175	—	41,372	—
FHLB borrowings – floating rate	50,000	—	49,986	—
Federal Reserve borrowings – fixed rate	34,536	3,539	30,936	—
Subordinated notes – fixed-to-floating rate	52,340	—	—	48,228
Accrued interest payable	3,793	3,793	—	—
(1) Excludes loans accounted for under the fair value option of $8.6 million and $13.7 million as of September 30, 2024 and December 31, 2023, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $480.4 million and $414.6 million as of September 30, 2024 and December 31, 2023, respectively, are classified under Level 1 fair value measurement.
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of September 30, 2024 and December 31, 2023 was $50.0 million. As of September 30, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of September 30, 2024 and December 31, 2023 was $50.6 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of the periods noted:

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$—	$—	$50,000	$77

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	50,586	1,441	30,325	686

Total included in other assets		$1,441		$763

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$50,000	$226	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	50,586	1,486	30,325	740

Total included in other liabilities		$1,712		$740
The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods noted are as follows:

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(635)	$—	$—	$226	$—	$—

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(230)	$—	$—	$745	$—	$—
For the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $0.6 million of interest income related to the swap to Other borrowed funds interest expense on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2023, the Company recorded $0.2 million and $0.3 million of interest income related to the swap.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was immaterial.

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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended September 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,818	$272	$38,090
Total interest expense	22,522	—	22,522
Provision for credit losses	501	—	501
Net interest income, after provision for credit losses	14,795	272	15,067
Non-interest income	5,501	1,471	6,972
Total income before non-interest expense	20,296	1,743	22,039
Depreciation and amortization expense	642	8	650
All other non-interest expense	17,436	1,282	18,718
Income before income taxes	$2,218	$453	$2,671

Goodwill	$30,400	$—	$30,400
Total assets	$2,897,317	$14,631	$2,911,948

As of or for the three months ended September 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$36,267	$214	$36,481
Total interest expense	19,715	—	19,715
Provision for credit losses	329	—	329
Net interest income, after provision for credit losses	16,223	214	16,437
Non-interest income	5,424	675	6,099
Total income before non-interest expense	21,647	889	22,536
Depreciation and amortization expense	581	8	589
All other non-interest expense	15,964	1,761	17,725
Income (loss) before income taxes	$5,102	$(880)	$4,222

Goodwill	$30,400	$—	$30,400
Total assets	$2,989,028	$13,725	$3,002,753

As of or for the nine months ended September 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$113,813	$729	$114,542
Total interest expense	67,126	—	67,126
Provision for credit losses	2,907	—	2,907
Net interest income, after provision for credit losses	43,780	729	44,509
Non-interest income	16,648	4,573	21,221
Total income before non-interest expense	60,428	5,302	65,730
Depreciation and amortization expense	1,884	25	1,909
All other non-interest expense	52,284	3,872	56,156
Income before income taxes	$6,260	$1,405	$7,665

Goodwill	$30,400	$—	$30,400
Total assets	$2,897,317	$14,631	$2,911,948

As of or for the nine months ended September 30, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$107,009	$556	$107,565
Total interest expense	52,791	—	52,791
Provision for credit losses	1,862	—	1,862
Net interest income, after provision for credit losses	52,356	556	52,912
Non-interest income	13,364	2,503	15,867
Total income before non-interest expense	65,720	3,059	68,779
Depreciation and amortization expense	1,747	25	1,772
All other non-interest expense	50,687	4,902	55,589
Income (loss) before income taxes	$13,286	$(1,868)	$11,418

Goodwill	$30,400	$—	$30,400
Total assets	$2,989,028	$13,725	$3,002,753
F
NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two additional LIHTC investments for $3.0 million per investment. As of September 30, 2024 and December 31, 2023, total unfunded commitments related to LIHTC investments totaled $4.3 million and $4.9 million, respectively. As of September 30, 2024 and December 31, 2023, the total balance of all LIHTC investments was $3.1 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended September 30, 2024 and 2023, the Company recognized amortization expense of $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized amortization expense of $0.6 million and $0.3 million, respectively.
Additionally, during the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.1 million of tax credits and other benefits from the LIHTC investment, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.5 million and $0.3 million of tax credits and other benefits, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company did not incur any impairment losses.

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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the nine months ended September 30, 2024 and the year ended December 31, 2023, First Western made no capital injections into the Bank. Management believes as of September 30, 2024, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of September 30, 2024, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of September 30, 2024 and December 31, 2023, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2024, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of September 30, 2024 and December 31, 2023.

The following table presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$252,549	11.39%	$133,040	6.0%	$177,387	8.0%
Consolidated	223,126	10.06	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	252,549	11.39	99,780	4.5	144,127	6.5
Consolidated	223,126	10.06	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	268,970	12.13	177,387	8.0	221,734	10.0
Consolidated	292,546	13.19	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	252,549	9.11	110,905	4.0	138,632	5.0
Consolidated	223,126	8.04	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$139,126	6.0%	$185,502	8.0%
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	244,390	10.54	104,345	4.5	150,720	6.5
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	265,391	11.45	185,502	8.0	231,877	10.0
Consolidated	292,151	12.59	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	244,390	8.71	112,244	4.0	140,306	5.0
Consolidated	218,150	7.77	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2024, $110.3 million of retained earnings is available to pay dividends from the Bank. As of September 30, 2024 and December 31, 2023, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2024 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2024. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until September 30, 2024, we have expanded our footprint into fourteen full service profit centers, five loan production offices, and one trust office located across five states. As of and for the nine months ended September 30, 2024, we had $2.91 billion in total assets, $65.7 million in total revenues, and provided fiduciary and advisory services on $7.5 billion of assets under management ("AUM").
Recent Industry Developments
During 2023, the banking industry experienced significant disruption and volatility with the failure of multiple banks creating industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking industry. Despite the market wide impact to bank stock prices, the Bank remains stable with strong fundamentals including uninsured deposits at $929.4 million, or 37.1% of total deposits as of September 30, 2024. The Company has a low amount of held-to-maturity securities, which represent 2.6% of total assets, and carries unrecognized losses amounting to 2.5% of Total shareholders’ equity as of September 30, 2024. We have a conservative credit appetite as evidenced by our limited exposure to non-owner occupied office space commercial real estate (“CRE”) which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of September 30, 2024, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended September 30, 2024 compared with the three months ended September 30, 2023. We reported Net income available to common shareholders of $2.1 million for the three months ended September 30, 2024, compared to $3.1 million of Net income available to common shareholders for the three months ended September 30, 2023, a $1.0 million, or 31.6% decrease. For the three months ended September 30, 2024, our Income before income tax was $2.7 million, a $1.6 million, or 36.7% decrease from the three months ended September 30, 2023. The decrease was primarily driven by an increase in Non-interest expense and decrease in Net interest income as a result of higher Interest expense due to higher deposit costs, offset partially by higher Non-interest income.
The nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. We reported Net income available to common shareholders of $5.7 million for the nine months ended September 30, 2024, compared to $8.4 million of Net income available to common shareholders for the nine months ended September 30, 2023, a $2.7 million, or 32.2% decrease. For the nine months ended September 30, 2024, our Income before income tax was $7.7 million, a $3.8 million, or 32.9% decrease from the nine months ended September 30, 2023. The decrease was primarily driven by a $8.4 million decrease in Net interest income, after Provision for credit losses partially offset by a $5.4 million increase in Non-interest income. The decrease in Net interest income, after Provision for credit losses, was due to higher rates on deposits and borrowings resulting from increased market rates partially offset by higher interest income.
Net Interest Income
The three months ended September 30, 2024 compared with the three months ended September 30, 2023. For the three months ended September 30, 2024, Net interest income, before the Provision for credit losses, was $15.6 million, a decrease of $1.2 million, or 7.1%, compared to the three months ended September 30, 2023. The decrease in Net interest income was primarily driven by a $160.9 million increase in average Interest-bearing deposit balances and a 44 basis point increase in the average rates on interest-bearing deposits. Net interest margin decreased 14 basis points to 2.32% in the third quarter of 2024 from 2.46% reported in the third quarter of 2023 primarily due to pricing pressure on Interest-bearing deposits and an unfavorable mix shift in the deposit portfolio offset partially by an increase in average yield on interest earning assets.
The nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. For the nine months ended September 30, 2024, Net interest income, before the Provision for credit losses, was $47.4 million, a decrease of $7.4 million, or 13.4%, compared to the nine months ended September 30, 2023. The decrease in Net interest income was driven by a $172.2 million increase in average Interest-bearing deposits with a 78 basis point increase in the average rates on Interest-bearing deposits. Net interest income was also negatively impacted by a $10.3 million decrease in average loans outstanding excluding loans held for sale and loans held at fair value offset by a 34 basis point increase in the average yield on loans. Net interest margin decreased 37 basis points to 2.34% for the nine months ended September 30, 2024 from 2.71% reported for the nine months ended September 30, 2023.
The decrease in average loans outstanding for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a net decline in the Cash, Securities and Other, Construction and Development, and Commercial and Industrial portfolios offset by net growth in the Commercial Real Estate portfolio. Another contributing factor to the decline was the resolution of a problem credit relationship, which decreased non-performing loans by $30.0 million and increased Other real estate owned ("OREO") by $25.6 million. Average loan yields excluding Loans held for sale and Loans held at fair value were 5.74% and 5.72% for the three and nine months ended September 30, 2024, compared to 5.42% and 5.38% for the three and nine months ended September 30, 2023. The increase in loan yields during the three and nine month periods were primarily driven by an increase in yields on the variable rate portfolio and an increase in yields on new loan production due to the rising interest rate environment.
Interest income on our investment securities portfolio increased as a result of higher average yields, partially offset by lower average investment balances for the three and nine months ended September 30, 2024 compared to the same period in 2023. Our average investment yields during the three and nine months ended September 30, 2024 were 3.57% and 3.43%, an increase of 48 basis points and 32 basis points compared to the same periods in 2023. Our average investment securities balance during the three and nine months ended September 30, 2024 was $79.0 million and $76.4 million, a decrease of $1.0 million and $3.7 million compared to the same period in 2023.

Interest expense on deposits increased during the three and nine months ended September 30, 2024 compared to the same period in 2023. Average interest-bearing deposit rates were 4.19% and 4.17% for the three and nine months ended September 30, 2024, compared to 3.75% and 3.39% for the three and nine months ended September 30, 2023. The increase in Interest-bearing deposit rates was primarily attributable to the higher interest rate environment and highly competitive deposit market.
The following presents an analysis of Net interest income and Net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities.

	As of or for the Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$129,629	$1,754	5.38%	$102,510	$1,292	5.00%
Debt securities(2)	79,007	708	3.57	78,057	607	3.09
Correspondent bank stock	6,281	134	8.49	7,162	141	7.81
Loans(3)	2,429,927	35,081	5.74	2,485,704	33,927	5.42
Mortgage loans held for sale(4)	18,423	272	5.87	12,680	214	6.70
Loans held at fair value	9,691	141	5.79	16,715	300	7.12
Total interest-earning assets(5)	2,672,958	38,090	5.67	2,702,828	36,481	5.35
Allowance for credit losses	(27,236)			(22,122)
Noninterest-earning assets	161,072			125,774
Total assets	$2,806,794			$2,806,480
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,007,265	21,150	4.19	$1,846,318	17,467	3.75
FHLB and Federal Reserve borrowings	62,589	634	4.03	125,250	1,447	4.58
Subordinated notes	52,470	738	5.60	52,242	801	6.08
Total interest-bearing liabilities	2,122,324	22,522	4.22	2,023,810	19,715	3.86
Noninterest-bearing liabilities:
Noninterest-bearing deposits	395,755			512,956
Other liabilities	40,089			24,228
Total noninterest-bearing liabilities	435,844			537,184
Total shareholders’ equity	248,626			245,486
Total liabilities and shareholders’ equity	$2,806,794			$2,806,480
Net interest rate spread(6)			1.45			1.49
Net interest income(7)		$15,568			$16,766
Net interest margin(8)			2.32%			2.46%

	As of or for the Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$149,511	$5,961	5.33%	$121,866	$4,361	4.78%
Debt securities(2)	76,378	1,962	3.43	80,090	1,863	3.11
Correspondent bank stock	5,182	334	8.61	8,524	459	7.20
Loans(3)	2,454,631	105,038	5.72	2,464,902	99,248	5.38
Mortgage loans held for sale(4)	15,155	729	6.43	12,033	556	6.18
Loans held at fair value	11,374	518	6.08	19,732	1,078	7.30
Total interest-earning assets(5)	2,712,231	114,542	5.64	2,707,147	107,565	5.31
Allowance for credit losses	(25,166)			(20,848)
Noninterest-earning assets	142,985			125,165
Total assets	$2,830,050			$2,811,464
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,005,740	62,620	4.17	$1,833,514	46,423	3.39
FHLB and Federal Reserve borrowings	73,952	2,294	4.14	130,426	4,182	4.29
Subordinated notes	52,415	2,212	5.64	52,189	2,186	5.60
Total interest-bearing liabilities	2,132,107	67,126	4.21	2,016,129	52,791	3.50
Noninterest-bearing liabilities:
Noninterest-bearing deposits	418,235			528,609
Other liabilities	32,159			24,754
Total noninterest-bearing liabilities	450,394			553,363
Total shareholders’ equity	247,549			241,972
Total liabilities and shareholders’ equity	$2,830,050			$2,811,464
Net interest rate spread(6)			1.43			1.81
Net interest income(7)		$47,416			$54,774
Net interest margin(8)			2.34%			2.71%
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

The following table presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to 2023			Compared to 2023
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$367	$95	$462	$1,102	$498	$1,600
Debt securities	9	92	101	(95)	194	99
Correspondent bank stock	(19)	12	(7)	(215)	90	(125)
Loans	(805)	1,959	1,154	(440)	6,230	5,790
Mortgage loans held for sale	85	(27)	58	150	23	173
Loans held at fair value	(102)	(57)	(159)	(381)	(179)	(560)
Total increase in interest income	(465)	2,074	1,609	121	6,856	6,977
Interest-bearing liabilities:
Interest-bearing deposits	1,696	1,987	3,683	5,377	10,820	16,197
FHLB and Federal Reserve borrowings	(635)	(178)	(813)	(1,752)	(136)	(1,888)
Subordinated notes	3	(66)	(63)	10	16	26
Total increase in interest expense	1,064	1,743	2,807	3,635	10,700	14,335
Decrease in net interest income	$(1,529)	$331	$(1,198)	$(3,514)	$(3,844)	$(7,358)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and nine months ended September 30, 2024, we recorded a $0.5 million and $2.9 million Provision for credit losses, respectively. For the three and nine months ended September 30, 2023, we recorded a $0.3 million and $1.9 million Provision for credit losses, respectively. The $0.5 million provision recorded for the three months ended September 30, 2024 was primarily due to two non-performing loans written down to fair value through the provision and transfered to Loans held for sale offset by a recovery on one non-performing loan. The $2.9 million provision recorded for the nine months ended September 30, 2024 was primarily due to an increase in Provision for credit losses on individually analyzed loans due to the charge-off and resolution of one loan relationship partially offset by the release of Provision for credit losses on unfunded loan commitments.
The Company has increased loan level reviews and portfolio monitoring to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended September 30, 2024 compared with the three months ended September 30, 2023. For the three months ended September 30, 2024 compared with the three months ended September 30, 2023, Non-interest income increased $0.9 million, or 14.3%, to $7.0 million. The increase in Non-interest income during the three months ended September 30, 2024 was driven primarily by an increases in Net gain on mortgage loans and Risk management and insurance fees.

The nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. For the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, Non-interest income increased $5.4 million, or 33.7%, to $21.2 million. The increase in Non-interest income during the nine months ended September 30, 2024 was primarily driven by an increase in Net gain on mortgage loans and a decrease in net loss on loans accounted for under the fair value option.
The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$4,728	$4,846	$(118)	(2.4)%
Net gain on mortgage loans	1,451	654	797	121.9
Bank fees	392	427	(35)	(8.2)
Risk management and insurance fees	367	145	222	153.1
Income on company-owned life insurance	108	96	12	12.5
Net loss on loans accounted for under the fair value option	(233)	(252)	19	7.5
Unrealized gain (loss) recognized on equity securities	24	(19)	43	226.3
Other	135	202	(67)	(33.2)
Total non-interest income	$6,972	$6,099	$873	14.3%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$14,533	$14,083	$450	3.2%
Net gain on mortgage loans	4,535	2,447	2,088	85.3
Net gain (loss) on loans held for sale	117	(178)	295	165.7
Bank fees	1,610	1,610	—	—
Risk management and insurance fees	525	375	150	40.0
Income on company-owned life insurance	319	277	42	15.2
Net loss on loans accounted for under the fair value option	(850)	(1,919)	1,069	55.7
Unrealized gain (loss) recognized on equity securities	16	(20)	36	180.0
Other	416	(808)	1,224	151.5
Total non-interest income	$21,221	$15,867	$5,354	33.7%
______________________________________
*Represents percentages that are insignificant
Trust and investment management fees—Trust and investment management fees decreased $0.1 million, or 2.4% for the three months ended September 30, 2024. The increase in Trust and investment management fees of $0.5 million, or 3.2% for the nine months ended September 30, 2024 was primarily attributable to an increase in assets under management due to an increase in market values and an increase in our fee structure compared to the prior year.

Net gain on mortgage loans—The increase in Net gain on mortgage loans of $0.8 million, or 121.9% for the three months ended September 30, 2024 was driven by higher origination volumes. The increase in Net gain on mortgage loans of $2.1 million, or 85.3% for the nine months ended September 30, 2024 was driven by higher average gain on sale margins and origination volumes.
Net gain (loss) on loans held for sale—During the nine months ended September 30, 2024, the Company reclassified $3.7 million of loans held for investment to loans held for sale for three non-performing notes. The transfers occurred at the point in time the Company decided to sell the loans. During the nine months ended September 30, 2024, a total of $3.2 million reclassified loans held for investment were sold, resulting in a Net gain on loans held for sale of $0.1 million. During the nine months ended September 30, 2023, the Company transferred $39.2 million of non-relationship loans held for investment to Loans held for sale. Upon transfer of the loans, the Company recorded a net loss on Loans held for sale of $0.2 million, primarily attributable to the slight decline in fair value as a result of the rising interest rates on comparable loans in the market.
Risk management and insurance fees—The increase in Risk management and insurance fees of $0.2 million, or 153.1% and $0.2 million, or 40.0% for the three and nine months ended September 30, 2024 was primarily driven by an increase in insurance client agreements.
Net loss on loans accounted for under the fair value option—The Company elected the fair value option on certain loans purchased in 2022. The decrease in loss on loans accounted for under the fair value option of $1.1 million, or 55.7% for the nine months ended September 30, 2024 was primarily attributable to improvement in fair value due to an increase in interest rates and overall improved performance of the portfolio.
Other—The increase in other income of $1.2 million, or 151.5% for the nine months ended September 30, 2024 was attributable to a $1.2 million impairment taken in 2023 to the carrying value of a contingent consideration asset related to the sale of First Western Capital Management in 2020. The value was established using asset growth assumptions provided by the buyer, which had not materialized.
Non-Interest Expense
The three months ended September 30, 2024 compared with the three months ended September 30, 2023. The increase in Non-interest expense of 5.8% to $19.4 million for the three months ended September 30, 2024 was driven by Salaries and employee benefits due to increased front office headcount and higher insurance commissions, Technology and information system costs related to enhancements of our information technology infrastructure, and Occupancy and equipment costs related to additional rent expense on the extension of a lease in the first quarter of 2024.
The nine months ended September 30, 2024 compared with the nine months ended September 30, 2023. The increase in Non-interest expense of 1.2% to $58.1 million for the nine months ended September 30, 2024, was driven by Other operational costs attributed to higher costs on non-performing asset workouts and fraud losses, Technology and information system costs related to enhancements of our information technology infrastructure, and Occupancy and equipment costs related to additional rent expense on the extension of a lease in the first quarter of 2024, offset by lower Salaries and employee benefits as a result of staffing reductions in 2023 to better align expenses with lower revenue.

The following presents the significant categories of our Non-interest expense during the periods presented:

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$11,439	$10,968	$471	4.3%
Occupancy and equipment	2,126	1,807	319	17.7
Professional services	1,893	1,867	26	1.4
Technology and information systems	1,045	906	139	15.3
Data processing	1,101	1,159	(58)	(5.0)
Marketing	374	355	19	5.4
Amortization of other intangible assets	57	62	(5)	(8.1)
Other	1,333	1,190	143	12.0
Total non-interest expense	$19,368	$18,314	$1,054	5.8%

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$33,803	$35,214	$(1,411)	(4.0)%
Occupancy and equipment	6,182	5,660	522	9.2
Professional services	6,130	5,648	482	8.5
Technology and information systems	3,097	2,569	528	20.6
Data processing	3,150	3,350	(200)	(6.0)
Marketing	811	1,125	(314)	(27.9)
Amortization of other intangible assets	170	188	(18)	(9.6)
Other	4,722	3,607	1,115	30.9
Total non-interest expense	$58,065	$57,361	$704	1.2%
Salaries and employee benefits—The increase in Salaries and employee benefits of $0.5 million, or 4.3% for the three months ended September 30, 2024 was primarily due to increased front office headcount. The decrease in Salaries and employee benefits of $1.4 million, or 4.0% for the nine months ended September 30, 2024 was primarily related to staffing reductions in 2023 to better align expenses with lower revenue.
Occupancy and equipment—The increase in Occupancy and equipment of $0.3 million, or 17.7%, and $0.5 million, or 9.2% for the three and nine months ended September 30, 2024, was driven by additional rent expense relating to the extension of a lease in the first quarter of 2024.
Professional services—The increase in Professional services of $0.5 million, or 8.5% for the nine months ended September 30, 2024, was driven by increased legal fees, audit fees, and FDIC insurance costs due to an increase in our assessment rate.
Technology and information systems—The increase in Technology and information systems of $0.1 million, or 15.3%, and $0.5 million or 20.6% for the three and nine months ended September 30, 2024, was primarily driven by increased costs related to enhancements of our information technology infrastructure.
Data processing—The decrease in Data processing of $0.2 million, or 6.0% for the nine months ended September 30, 2024, was driven by lower system costs related to our trust and investment management system.
Marketing—The decrease in Marketing $0.3 million, or 27.9% for the nine months ended September 30, 2024, was driven by lower advertising costs and decreased events and sponsorships to better align expenses with lower revenue.
Other—The increase in Other of $0.1 million, or 12.0%, for the three months ended September 30, 2024, was primarily driven by costs related to non-performing asset workouts. The increase in Other of $1.1 million, or 30.9%, for the nine months ended September 30, 2024, was primarily driven by increased costs related to non-performing asset workouts and fraud losses.

Income Tax
The Company recorded an income tax provision of $0.5 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, reflecting an effective tax rate of 20.1% and 26.1%, respectively. The Company recorded an income tax provision of $1.9 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively, reflecting an effective tax rate of 25.3% and 26.0%, respectively.
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
The following table presents key metrics related to our segments during the periods presented:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$20,296	$1,743	$22,039	$60,428	$5,302	$65,730
Income before taxes	2,218	453	2,671	6,260	1,405	7,665
Profit margin	10.9%	26.0%	12.1%	10.4%	26.5%	11.7%

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$21,647	$889	$22,536	$65,720	$3,059	$68,779
Income (loss) before taxes	5,102	(880)	4,222	13,286	(1,868)	11,418
Profit margin	23.6%	(99.0)%	18.7%	20.2%	(61.1)%	16.6%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$37,818	$36,267	$1,551	4.3%
Total interest expense	22,522	19,715	2,807	14.2
Provision for credit losses	501	329	172	52.3
Net interest income, after provision for credit losses	14,795	16,223	(1,428)	(8.8)
Non-interest income	5,501	5,424	77	1.4
Total income	20,296	21,647	(1,351)	(6.2)
Depreciation and amortization expense	642	581	61	10.5
All other non-interest expense	17,436	15,964	1,472	9.2
Income before income taxes	$2,218	$5,102	$(2,884)	(56.5)
Goodwill	$30,400	$30,400	$—	—
Total assets	$2,897,317	$2,989,028	$(91,711)	(3.1)%

	As of or for the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$113,813	$107,009	$6,804	6.4%
Total interest expense	67,126	52,791	14,335	27.2
Provision for credit losses	2,907	1,862	1,045	56.1
Net interest income, after provision for credit losses	43,780	52,356	(8,576)	(16.4)
Non-interest income	16,648	13,364	3,284	24.6
Total income	60,428	65,720	(5,292)	(8.1)
Depreciation and amortization expense	1,884	1,747	137	7.8
All other non-interest expense	52,284	50,687	1,597	3.2
Income before income taxes	$6,260	$13,286	$(7,026)	(52.9)
Goodwill	$30,400	$30,400	$—	—
Total assets	$2,897,317	$2,989,028	$(91,711)	(3.1)%
The Wealth Management segment reported Income before income tax of $2.2 million for the three months ended September 30, 2024, compared to $5.1 million for the same period in 2023. The Wealth Management segment reported Income before income tax of $6.3 million for the nine months ended September 30, 2024, compared to $13.3 million for the same period in 2023. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the decrease in Income before taxes is primarily driven by a decrease in Net interest income and increase in Non-interest expense partially offset by an increase in Non-interest income. The decrease in Net interest income is primarily due to pricing pressure on interest-bearing deposits and an unfavorable mix shift in the deposit portfolio, offset partially by an increase in Interest income.

Mortgage

	As of or for the Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$272	$214	$58	27.1%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	272	214	58	27.1
Non-interest income	1,471	675	796	117.9
Total income	1,743	889	854	96.1
Depreciation and amortization expense	8	8	—	—
All other non-interest expense	1,282	1,761	(479)	(27.2)
Income (loss) before income taxes	$453	$(880)	$1,333	151.5%
Total assets	$14,631	$13,725	$906	6.6%

	As of or for the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest income	$729	$556	$173	31.1%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	729	556	173	31.1
Non-interest income	4,573	2,503	2,070	82.7
Total income	5,302	3,059	2,243	73.3
Depreciation and amortization expense	25	25	—	—
All other non-interest expense	3,872	4,902	(1,030)	(21.0)
Income (loss) before income taxes	$1,405	$(1,868)	$3,273	175.2%
Total assets	$14,631	$13,725	$906	6.6%
The Mortgage segment reported Income before income tax of $0.5 million for the three months ended September 30, 2024, compared to a loss before income tax of $0.9 million for the same period in 2023. The Mortgage segment reported Income before income tax of $1.4 million for the nine months ended September 30, 2024, compared to a loss before income tax of $1.9 million for the same period in 2023. The overall increase in Income before taxes was primarily driven by an increase in Non-interest income and a decrease in Non-interest expense. The increase in Non-interest income was primarily driven by higher average gain on sale margins and origination volume. The decrease in Non-interest expense was due to lower Salaries and employee benefits as a result of staffing reductions in 2023 to better align expenses with lower levels of origination activity.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$276,222	$254,442	$21,780	8.6%
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $70,826 and $66,617), respectively	76,745	74,102	2,643	3.6
Loans (includes $8,646 and $13,726 measured at fair value, respectively)	2,383,199	2,530,915	(147,716)	(5.8)
Allowance for credit losses	(18,796)	(23,931)	5,135	21.5
Loans, net of allowance	2,364,403	2,506,984	(142,581)	(5.7)
Loans held for sale, at fair value	473	—	473	—
Mortgage loans held for sale, at fair value	12,324	7,254	5,070	69.9
Goodwill and other intangible assets, net	31,684	31,854	(170)	(0.5)
Company-owned life insurance	16,849	16,530	319	1.9
Other assets	133,248	84,296	48,952	58.1
Total assets	$2,911,948	$2,975,462	$(63,514)	(2.1)%

Deposits	$2,503,054	$2,529,039	$(25,985)	(1.0)%
Borrowings	114,881	178,051	(63,170)	(35.5)
Other liabilities	45,182	25,634	19,548	76.3
Total liabilities	2,663,117	2,732,724	(69,607)	(2.5)
Total shareholders’ equity	248,831	242,738	6,093	2.5
Total liabilities and shareholders’ equity	$2,911,948	$2,975,462	$(63,514)	(2.1)%

Cash and cash equivalents increased by $21.8 million, or 8.6%, to $276.2 million as of September 30, 2024 compared to December 31, 2023. The increase was a result of the decrease in loans, offset partially by a decrease in borrowings and deposits.
Held-to-maturity debt securities increased by $2.6 million, or 3.6%, to $76.7 million as of September 30, 2024 compared to December 31, 2023. The increase is primarily due to Held-to-maturity debt security purchases executed during the second quarter of 2024.
Loans, net of allowance decreased by $142.6 million, or 5.7%, to $2.4 billion as of September 30, 2024 compared to December 31, 2023. The decrease is due to limited new production that was more than offset by payoffs and a lower level of draws on existing credit lines than previous quarters.
Mortgage loans held for sale increased $5.1 million, or 69.9%, to $12.3 million as of September 30, 2024 compared to December 31, 2023. The increase was driven by higher funded loan volume and the timing of loan sale settlements.
Other assets increased by $49.0 million, or 58.1%, to $133.2 million as of September 30, 2024 compared to December 31, 2023. The increase was primarily driven by an increase in our lease assets due to an extension of a lease recorded during the first quarter and an increase of $37.0 million in other real estate owned due to taking physical possession of three foreclosed properties during the second and third quarters.
Deposits decreased $26.0 million, or 1.0%, to $2.50 billion as of September 30, 2024 compared to December 31, 2023. The decrease was driven primarily by seasonal tax payments, operating account fluctuations and clients using liquidity for strategic investments. Money market deposit accounts decreased $35.5 million, or 2.6%, to $1.35 billion as of September 30, 2024 compared to December 31, 2023. Time deposit accounts increased $37.0 million, or 7.5%, from December 31, 2023 to $533.5 million as of September 30, 2024. Interest checking accounts decreased $17.2 million, or 11.7%, to $130.3 million from December 31, 2023 to September 30, 2024.

Borrowings decreased $63.2 million, or 35.5%, to $114.9 million as of September 30, 2024 compared to December 31, 2023. The decrease was primarily driven by a lower reliance on FHLB and FRB borrowings due to the decrease in loans.
Other liabilities increased $19.5 million, or 76.3%, to $45.2 million as of September 30, 2024 compared to December 31, 2023. The increase is primarily due to an increase in payables related to participated problem credits and an increase in our lease liability due to an extension of a lease recorded in the first quarter, offset by lower salaries payable due to timing of 401K match payouts and incentive compensation payments and a decrease in accrued interest payable on borrowings related to the interest on the $31.0 million repayment of a Bank Term Funding Program loan that matured in March 2024.
Total shareholders’ equity increased $6.1 million, or 2.5%, from December 31, 2023 to $248.8 million as of September 30, 2024. The increase is primarily due to Net income for the year.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Managed Trust Balance as of Beginning of Period	$1,936	$1,957	$1,913	$1,802
New relationships	—	3	7	9
Closed relationships	(3)	(2)	(17)	(8)
Contributions	17	5	29	11
Withdrawals	(97)	(16)	(272)	(123)
Market change, net	142	(107)	335	149
Ending Balance	$1,995	$1,840	$1,995	$1,840
Yield*	0.15%	0.19%	0.25%	0.19%

Directed Trust Balance as of Beginning of Period	$1,734	$1,318	$1,622	$1,285
New relationships	—	—	—	—
Closed relationships	(3)	(2)	(3)	(2)
Contributions	18	58	95	62
Withdrawals	(23)	(8)	(46)	(23)
Market change, net	342	45	400	89
Ending Balance	$2,068	$1,411	$2,068	$1,411
Yield*	0.11%	0.09%	0.14%	0.08%

Investment Agency Balance as of Beginning of Period	$1,591	$1,655	$1,607	$1,618
New relationships	1	6	26	44
Closed relationships	(5)	(32)	(24)	(77)
Contributions	23	13	54	54
Withdrawals	(66)	(53)	(203)	(148)
Market change, net	89	(41)	173	57
Ending Balance	$1,633	$1,548	$1,633	$1,548
Yield*	0.72%	0.84%	1.12%	0.80%

Custody Balance as of Beginning of Period	$598	$531	$545	$493
New relationships	6	3	8	7
Closed relationships	—	—	(2)	—
Contributions	3	7	136	52
Withdrawals	(49)	(6)	(190)	(105)
Market change, net	32	(28)	93	60
Ending Balance	$590	$507	$590	$507
Yield*	0.05%	0.03%	0.08%	0.03%

401(k)/Retirement Balance as of Beginning of Period	$1,153	$1,043	$1,066	$909
New relationships	—	3	—	3
Closed relationships	1	(3)	(77)	(4)
Contributions	32	32	128	89
Withdrawals	(27)	(24)	(84)	(71)
Market change, net	21	39	147	164
Ending Balance(1)	$1,180	$1,090	$1,180	$1,090
Yield*	0.13%	0.14%	0.20%	0.14%

Total Assets Under Management as of Beginning of Period	$7,012	$6,504	$6,753	$6,107
New relationships	7	15	41	63
Closed relationships	(10)	(39)	(123)	(91)
Contributions	93	115	442	268
Withdrawals	(262)	(107)	(795)	(470)
Market change, net	626	(92)	1,148	519
Total Assets Under Management	$7,466	$6,396	$7,466	$6,396
Yield*	0.25%	0.30%	0.39%	0.29%
______________________________________
*Trust & investment management fees divided by period end balance.
(1)AUM reported for the current period is one quarter in arrears.

AUM increased $454.0 million, or 6.5%, during the three months ended September 30, 2024 driven primarily by a net increase in market values, offset slightly by asset withdrawals. For the nine months ended September 30, 2024, AUM increased $713.0 million, or 10.6%. The increase was attributable to contributions and improving market conditions year-over-year resulting in an increase in the value of assets under management balances offset partially by withdrawals.
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
Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of September 30, 2024 and December 31, 2023, all our investments in debt securities were classified as held-to-maturity.
The following presents the amortized cost and estimated fair value of our debt securities as of the dates noted:

	September 30, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$2	$—	$248	$—
Corporate bonds	23,654	—	(2,986)	20,668	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities ("MBS") – residential	31,605	28	(2,437)	29,196	—
Federal National Mortgage Association ("FNMA") MBS – residential	12,507	112	(345)	12,274	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,205	10	(245)	4,970	—
Corporate collateralized mortgage obligations ("CMO") and MBS	3,599	—	(129)	3,470	—
Total debt securities held-to-maturity	$76,816	$152	$(6,142)	$70,826	$(71)

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)

The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of September 30, 2024. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of September 30, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$—	—%	$246	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	4,066	0.36	19,407	1.19	181	—
GNMA mortgage-backed securities – residential	—	—	45	—	28	—	31,531	1.05
FNMA mortgage-backed securities – residential	—	—	3,039	0.21	964	0.02	8,505	0.40
Government GMO and MBS – commercial	—	—	128	0.01	1,321	0.05	3,757	0.11
Corporate CMO and MBS	—	—	—	—	371	0.02	3,227	0.16
Total held-to-maturity	$—	—%	$7,524	0.59%	$22,091	1.28%	$47,201	1.72%

	Maturities as of December 31, 2023
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Held-to-maturity:
U.S. Treasury debt	$253	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,078	0.30%	19,395	1.23	214	0.01
GNMA mortgage-backed securities – residential	—	—	66	*	—	—	34,513	1.14
FNMA mortgage-backed securities – residential	—	—	—	—	1,116	0.02	4,919	0.13
Government GMO and MBS – commercial	—	—	178	0.01	1,579	0.07	4,079	0.13
Corporate CMO and MBS	—	—	—	—	415	0.03	3,368	0.18
Total held-to-maturity	$253	—%	$4,322	0.31%	$22,505	1.35%	$47,093	1.59%
______________________________________
*Represents percentages that are not meaningful due to being insignificant or exceeding 100%
As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities

Management measures expected credit losses on Held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. Accrued interest receivable on Held-to-maturity debt securities totaled $0.5 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses. The following table presents the activity in the Allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted:

	Three Months Ended September 30,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—

	Nine Months Ended September 30,
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2024 and December 31, 2023, we had Mortgage loans held for sale of $12.3 million and $7.3 million, respectively, of residential mortgage loans we originated. As of September 30, 2024 and December 31, 2023, we had loans held for sale of $0.5 million and $0.0 million, respectively, consisting of one non-performing loan.

Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment. As of September 30, 2024, the Company has $8.6 million in loans accounted for under the fair value option with an unpaid principal balance amount of $8.9 million. As of December 31, 2023, the Company had $13.7 million in loans accounted for under the fair value option with an unpaid principal balance amount of $14.1 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2024, the Company has $2.6 million in PPP loans outstanding with $50 thousand in remaining fees to be recognized. As of December 31, 2023, the Company had $4.2 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.
The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted (dollars in thousands):

	September 30,		December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$119,284	5.0%	$139,947	5.6%
Consumer and Other	12,193	0.5	27,028	1.1
Construction and Development	300,270	12.6	345,516	13.7
1-4 Family Residential	922,725	38.9	927,965	36.9
Non-Owner Occupied CRE	605,323	25.5	543,692	21.6
Owner Occupied CRE	174,928	7.4	195,861	7.8
Commercial and Industrial	239,830	10.1	337,180	13.3
Loans held for investment at amortized cost	$2,374,553	100.0%	$2,517,189	100.0%
Loans accounted for under the fair value option(2)	8,646		13,726
Total loans held for investment	$2,383,199		$2,530,915
Mortgage loans held for sale, at fair value(3)	$12,324		$7,254
Loans held for sale, at fair value	$473		$—
______________________________________
(1)Includes PPP loans of $2.6 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $8.9 million and $14.1 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of September 30, 2024 and December 31, 2023, respectively.
(3)Includes $12.1 million and $7.1 million of unpaid principal balance of Mortgage loans held for sale as of September 30, 2024 and December 31, 2023, respectively.
•Cash, Securities, and Other—consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us, or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $2.6 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are primarily consumer and other loans and are presented separately within the above table. They had an unpaid principal balance of $8.9 million and $14.1 million as of September 30, 2024 and December 31, 2023, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $2.0 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively, are included in this category.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of September 30, 2024
(dollars in thousands)	One Year or Less		After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$37,313	(1)	$78,928	(1)	$2,375	$668	$119,284
Consumer and Other	5,389		4,945		712	1,147	12,193
Construction and Development	80,686		208,319		4,497	6,768	300,270
1-4 Family Residential	68,862		141,908		27,286	684,669	922,725
Non-Owner Occupied CRE	86,860		407,427		98,438	12,598	605,323
Owner Occupied CRE	11,454		97,787		57,888	7,799	174,928
Commercial and Industrial	80,505		130,831		28,494	—	239,830
Total	$371,069		$1,070,145		$219,690	$713,649	$2,374,553
Loans accounted for under the fair value option	484		8,003		159	—	8,646
Total loans	$371,553		$1,078,148		$219,849	$713,649	$2,383,199
Amounts with fixed rates	156,185		694,030		132,857	30,131	1,013,203
Amounts with floating rates	215,368		384,118		86,992	683,518	1,369,996
Total loans	$371,553		$1,078,148		$219,849	$713,649	$2,383,199

	As of December 31, 2023
(dollars in thousands)	One Year or Less		After One Through Five Years		After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$70,558	(1)	$67,101	(1)	$1,611	$677	$139,947
Consumer and Other	18,425		6,175		1,206	1,222	27,028
Construction and Development	106,993		180,210		51,253	7,060	345,516
1-4 Family Residential	43,275		172,349		34,053	678,288	927,965
Non-Owner Occupied CRE	34,328		334,516		161,669	13,179	543,692
Owner Occupied CRE	13,491		93,844		79,610	8,916	195,861
Commercial and Industrial	120,061		187,240		29,879	—	337,180
Total	$407,131		$1,041,435		$359,281	$709,342	$2,517,189
Loans accounted for under the fair value option	105		13,163		458	—	13,726
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
Amounts with fixed rates	141,485		699,578		235,132	23,903	1,100,098
Amounts with floating rates	265,751		355,020		124,607	685,439	1,430,817
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
______________________________________
(1) Includes PPP loans.

Loan Modifications
The following table presents the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2024. For the three months ended September 30, 2024, there were no loan modifications made to borrowers experiencing financial difficulty. For the three and nine months ended September 30, 2023, the Company made protective advances of $0.0 million and $0.5 million to borrowers experiencing financial difficulty. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$978	$—	$—	0.4%
Total	$—	$—	$978	$—	$—
The following table presents the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three and nine months ended September 30, 2023.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$—	$185	$—	0.1%
Total	$—	$—	$—	$185	$—
The following tables present the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	—	—	—	—	—	5 months

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	$185	—	2.8 years	$185	—	2.8 years
There were no loans that experienced a default during the three and nine months ended September 30, 2024, subsequent to being granted a modification in the preceding twelve months. There were no loans that experienced a default during the three and nine months ended September 30, 2023, subsequent to being granted a modification in the preceding twelve months.
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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. In the second quarter of 2024, the Company recorded $11.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. During the third quarter of 2024, the Company recorded an additional $25.6 million of OREO related to a third foreclosed property within the same loan relationship. As of September 30, 2024, these OREO properties had a carrying amount of $37.0 million. As of December 31, 2023, we did not own any OREO properties.
The amount of lost interest for non-accrual loans was $1.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. The amount of lost interest for non-accrual loans was $6.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.
We had amortized cost of $51.5 million and $50.8 million in non-performing assets as of September 30, 2024 and December 31, 2023, respectively. Although consistent balances of non-performing assets when comparing September 30, 2024 and December 31, 2023, there was significant activity within the three months ended September 30, 2024. Non-performing assets increased $2.7 million during the three months ended September 30, 2024, which was the combination of an increase in OREO of $25.6 million, offset by a decrease in non-performing loans of $22.9 million. The decrease in non-performing loans was driven by the migration of one loan relationship out of non-performing loans and into OREO, pay downs, charge-offs, and the sale of a non-performing loan, offset by additions to non-performing loans.
The following table presents the amortized cost basis of non-performing assets as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
Consumer and Other	—	7,504
Construction and Development	—	2,719
1-4 Family Residential	1,468	3,016
Owner Occupied CRE	—	3,980
Commercial and Industrial	11,242	31,893
Total non-performing loans	14,414	50,816
OREO(2)	37,036	—
Total non-performing assets	$51,450	$50,816
Non-accrual loans to total loans(1)	0.61%	2.02%
Non-performing assets to total assets	1.77%	1.71%
Allowance for credit losses to non-accrual loans	130.40%	47.09%
Accruing loans 90 or more days past due	$—	$285
______________________________________
(1) Excludes Mortgage loans held for sale of $12.3 million and $7.3 million as of September 30, 2024 and December 31, 2023, respectively. Excludes loans held for sale of $0.5 million and $0.0 million as of September 30, 2024 and December 31, 2023, respectively. Excludes $8.9 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of September 30, 2024 and December 31, 2023, respectively.
(2) Held at the lower of cost or market as noted per Note 12.

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
As of September 30, 2024 and December 31, 2023, non-performing loans of $14.4 million and $50.8 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of September 30, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$117,580	$—	$1,704	$—	$—	$119,284
Consumer and Other(2)	12,144	—	49	—	8,646	20,839
Construction and Development	295,985	—	4,285	—	—	300,270
1-4 Family Residential	920,704	—	2,021	—	—	922,725
Non-Owner Occupied CRE	599,929	4,898	496	—	—	605,323
Owner Occupied CRE	173,527	—	1,401	—	—	174,928
Commercial and Industrial	223,627	484	15,719	—	—	239,830
Total	$2,343,496	$5,382	$25,675	$—	$8,646	$2,383,199

	As of December 31, 2023
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$138,243	$—	$1,704	$—	$—	$139,947
Consumer and Other(2)	19,528	—	7,500	—	13,726	40,754
Construction and Development	328,454	14,343	2,719	—	—	345,516
1-4 Family Residential	924,949	—	3,016	—	—	927,965
Non-Owner Occupied CRE	538,693	4,999	—	—	—	543,692
Owner Occupied CRE	191,881	—	3,980	—	—	195,861
Commercial and Industrial	302,276	649	34,255	—	—	337,180
Total	$2,444,024	$19,991	$53,174	$—	$13,726	$2,530,915
______________________________________
(1)Includes PPP loans of $2.6 million and $4.2 million as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $8.6 million and $13.7 million of loans held for investment accounted for under fair value option as of September 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses on Loans
The Allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, where appropriate, expanded for certain call codes into separate segments based on risk characteristics.
ASU 2016-13 for Current Expected Credit Losses (“CECL”) requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of September 30, 2024, the Company held $172.6 million in acquired loans with $1.4 million in Allowance for credit losses as well as $3.9 million in unamortized discounts. As of December 31, 2023, the Company held $208.2 million in acquired loans with $2.0 million in Allowance for credit losses as well as $3.9 million in unamortized discounts.
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

The ACL represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The HPI, GDP, and unemployment twelve-month forecasts used in our model remained consistent during the nine months ended September 30, 2024. As such, the $1.6 million release of provision on pooled loans for the nine months ended September 30, 2024 was predominately due to net pay downs in the loan portfolio. The Allowance for credit losses on individually analyzed loans was $0.3 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively. This $3.5 million release of provision on individually analyzed loans for the nine months ended September 30, 2024 was due to the migration of one loan relationship out of non-performing loans and into OREO, pay downs, charge-offs, and the sale of a non-performing loan.
The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average loans outstanding(1)(2)	$2,429,927	$2,485,704	$2,454,631	$2,464,902
Total loans outstanding at end of period(3)	$2,374,553	$2,514,995	$2,374,553	$2,514,995
Allowance for credit losses at beginning of period	$27,319	$22,044	$23,931	$17,183
Impact of adopting ASU 2016-13	—	—	—	3,470
Provision for credit losses	796	1,321	4,175	2,725
Charge-offs:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	(4)	(12)	(30)	(42)
Construction and Development	—	—	—	—
1-4 Family Residential	—	—	—	—
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	(9,336)	(186)	(9,336)	(186)
Total charge-offs	(9,340)	(198)	(9,366)	(228)
Recoveries:
Cash, Securities, and Other	—	—	—	—
Consumer and Other	4	4	27	19
Construction and Development	—	—	—	—
1-4 Family Residential	1	3	7	3
Non-Owner Occupied CRE	—	—	—	—
Owner Occupied CRE	—	—	—	—
Commercial and Industrial	16	1	22	3
Total recoveries	21	8	56	25
Net (charge-offs) recoveries	(9,319)	(190)	(9,310)	(203)
Allowance for credit losses at end of period	$18,796	$23,175	$18,796	$23,175
Allowance for credit losses to total loans	0.79%	0.92%	0.79%	0.92%
Net charge-offs to average loans	0.38	0.01	0.38	0.01
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $18.4 million and $12.7 million for the three months ended September 30, 2024 and 2023, respectively, and $15.2 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $9.7 million and $16.7 million for the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $19.7 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)Excludes Mortgage loans held for sale of $12.3 million and $12.1 million as of September 30, 2024 and 2023, respectively. Excludes Loans held for sale of $0.5 million and $0.0 million as of September 30, 2024 and December 31, 2023, respectively. Excludes $8.9 million and $16.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of September 30, 2024 and 2023, respectively.

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

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities, and Other	$401	5.0%	$961	5.6%
Consumer and Other	137	0.5	124	1.1
Construction and Development	5,334	12.6	7,945	13.7
1-4 Family Residential	5,325	38.9	4,370	36.9
Non-Owner Occupied CRE	4,342	25.5	2,325	21.6
Owner Occupied CRE	691	7.4	1,034	7.8
Commercial and Industrial	2,566	10.1	7,172	13.3
Total allowance for credit losses	$18,796	100.0%	$23,931	100.0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Beginning balance	$1,205	$4,029	$2,178	$419
Impact of adopting ASU 2016-13	—	—	—	3,481
(Release) provision for credit losses	(295)	(992)	(1,268)	(863)
Ending balance	$910	$3,037	$910	$3,037
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of September 30, 2024 were $4.1 million, a decrease of $2.3 million, or 36.4%, from December 31, 2023.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.

Total deposits decreased by $26.0 million, or 1.0%, to $2.50 billion as of September 30, 2024, from December 31, 2023. Total average deposits for the three months ended September 30, 2024 were $2.40 billion, an increase of $43.7 million, or 1.9%, compared to $2.36 billion as of September 30, 2023. Total average deposits for the nine months ended September 30, 2024 were $2.42 billion, an increase of $61.9 million, or 2.6%, compared to $2.36 billion as of September 30, 2023. The increase in average deposits for the three and nine months ended September 30, 2024 compared to the same periods in 2023 were driven primarily by Interest-bearing deposits due to new and expanded deposit relationships offset partially by a decline in Noninterest-bearing deposits.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Month Period Ending September 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,334,760	4.30%	$1,293,580	4.05%
Interest checking accounts	131,090	0.36	159,219	0.38
Uninsured time deposits	62,966	4.57	67,273	4.08
Other time deposits	463,629	5.05	309,030	4.37
Total time deposits	526,595	4.99	376,303	4.32
Savings accounts	14,820	0.10	17,216	0.09
Total interest-bearing deposits	2,007,265	4.19	1,846,318	3.75
Noninterest-bearing accounts	395,755		512,956
Total deposits	$2,403,020	3.50%	$2,359,274	2.94%

	For the Nine Months Ended September 30,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,358,943	4.31%	$1,279,310	3.75%
Interest checking accounts	136,640	0.34	186,178	0.41
Uninsured time deposits	62,669	4.53	65,436	3.60
Other time deposits	431,617	5.03	282,247	3.91
Total time deposits	494,286	4.96	347,683	3.85
Savings accounts	15,871	0.09	20,343	0.05
Total interest-bearing deposits	2,005,740	4.17	1,833,514	3.39
Noninterest-bearing accounts	418,235		528,609
Total deposits	$2,423,975	3.45%	$2,362,123	2.63%
Average noninterest-bearing deposits to average total deposits was 16.5% and 21.7% for the three months ended September 30, 2024 and 2023, respectively, and 17.3% and 22.4% for the nine months ended September 30, 2024 and 2023, respectively.
Our average cost of funds was 3.56% and 3.08% for the three months ended September 30, 2024 and 2023, respectively, and 3.52% and 2.77% for the nine months ended September 30, 2024 and 2023, respectively. The increase in cost of funds was primarily driven by increased rates on Interest-bearing deposit accounts and borrowings due to the current rate environment and an unfavorable mix shift in deposit balances.
Total money market accounts as of September 30, 2024 were $1.4 billion, a decrease of $35.5 million, or 2.6%, compared to December 31, 2023. Interest checking accounts decreased $17.2 million, or 11.7%, to $130.3 million compared to December 31, 2023.
Total time deposits as of September 30, 2024 were $533.5 million, an increase of $37.0 million, or 7.5%, from December 31, 2023.

The following presents the amount of certificates of deposit by time remaining until maturity as of September 30, 2024:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$17,373	$22,250	$20,855	$2,940	$63,418
Other	137,462	144,156	138,317	50,099	470,034
Total	$154,835	$166,406	$159,172	$53,039	$533,452
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2024 and December 31, 2023, borrowings totaled $114.9 million and $178.1 million, respectively.
On March 12, 2023 the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program (“BTFP”). The BTFP is meant to be an additional resource of liquidity against high-quality securities, eliminating an institution’s need to quickly sell those securities in times of stress. On March 27, 2024, the Company repaid $31.0 million of BTFP borrowings. As of September 30, 2024, the Company has pledged a par value of $10.3 million in securities under the BTFP and borrowed $10.0 million with a maturity date of January 10, 2025. The rate for the borrowing is based on the one year overnight swap rate plus 10 basis points and is fixed over the term of the advance based on the date of the advance.
The decrease in borrowings as of September 30, 2024 compared to December 31, 2023 was driven by a lower reliance on FHLB and FRB borrowings due to the decrease in loans.
The following presents balances of each of the borrowing facilities as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Borrowings
FHLB borrowings	$50,000	$91,175
Federal Reserve borrowings	12,373	34,536
Subordinated notes	52,508	52,340
Total	$114,881	$178,051

FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2024 and December 31, 2023 amounted to $1.30 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $612.1 million as of September 30, 2024.

As of or for the Nine Months Ended September 30,
(dollars in thousands)	2024
Short-term borrowings
Maximum outstanding at any month-end during the period	$178,712
Balance outstanding at end of period	50,000
Average outstanding during the period	51,652
Average interest rate during the period	5.40%
Average interest rate at the end of the period	4.83
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of September 30, 2024 and December 31, 2023, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2024 and December 31, 2023, the Company was in compliance with the covenant requirements.
Derivatives
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of September 30, 2024 and December 31, 2023 was $50.0 million. As of September 30, 2024 and December 31, 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of September 30, 2024 and December 31, 2023 was $50.6 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
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

The following table presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	14.10%	18.28%	14.78%	18.80%
Interest-bearing	71.51	65.79	70.87	65.22
FHLB and Federal Reserve borrowings	2.23	4.46	2.61	4.64
Subordinated notes	1.87	1.86	1.85	1.86
Other liabilities	1.43	0.86	1.14	0.88
Shareholders’ equity	8.86	8.75	8.75	8.60
Total	100.00%	100.00%	100.00%	100.00%
Uses of Funds:
Total loans	85.95%	88.38%	86.25%	87.63%
Investment securities	2.81	2.78	2.70	2.85
Correspondent bank stock	0.22	0.26	0.18	0.30
Mortgage loans held for sale	0.66	0.45	0.54	0.43
Interest-bearing deposits in other financial institutions	4.62	3.65	5.28	4.33
Noninterest-earning assets	5.74	4.48	5.05	4.46
Total	100.00%	100.00%	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	16.47%	21.74%	17.25%	22.38%
Average loans to total average deposits	101.12%	105.36%	101.26%	104.35%
Average interest-bearing deposits to total average deposits	83.53%	78.26%	82.75%	77.62%
Our primary source of funds is Interest-bearing and Noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $6.1 million, or 2.5%, from December 31, 2023 to $248.8 million as of September 30, 2024. The increase was primarily due to Net income year to date.
On January 6, 2022, the Company filed a Form S-3 Registration Statement with the SEC providing that the Company may offer and sell from time to time, separately or together, in multiple series or in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, depository shares and units, up to a maximum aggregate offer price of $100 million.
On June 13, 2024, the Company announced that its board of directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended September 30, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of September 30, 2024, there were 194,499 shares available for repurchase under the plan.

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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2024 and December 31, 2023, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios for the dates noted:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$252,549	11.39%	$244,390	10.54%
Consolidated Company	223,126	10.06	218,150	9.40
Common Equity Tier 1(CET1) to risk-weighted assets
Bank	252,549	11.39	244,390	10.54
Consolidated Company	223,126	10.06	218,150	9.40
Total capital to risk-weighted assets
Bank	268,970	12.13	265,391	11.45
Consolidated Company	292,546	13.19	292,151	12.59
Tier 1 capital to average assets
Bank	252,549	9.11	244,390	8.71
Consolidated Company	223,126	8.04	218,150	7.77
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
The following presents future contractual obligations to make future payments during the periods presented:

	As of September 30, 2024
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$60,000	$—	$2,373	$—		$62,373
Subordinated notes	—	—	—	52,508	(1)	52,508
Time deposits	480,412	17,983	35,057	—		533,452
Minimum lease payments	904	5,379	6,529	15,122		27,934
Total	$541,316	$23,362	$43,959	$67,630		$676,267
______________________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032.

The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$56,617	$468,986	$86,398	$540,255
Standby letters of credit	10,204	10,331	13,922	12,094
Commitments to make loans to sell	56,214	—	18,917	—
Commitments to make loans	1,535	9,110	5,275	7,115
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario.

Change in Interest Rates (Basis Points)	As of September 30, 2024		As of December 31, 2023
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	1.84%	(7.05)%	(5.19)%	(11.03)%
100	2.87	(1.17)	(2.82)	(5.90)
Base	—	—	—	—
-100	3.22	4.22	2.38	3.16
-200	13.70	(5.80)	8.27	(5.27)

The model simulations as of September 30, 2024 imply that our balance sheet maintains a relatively consistent interest rate risk profile compared to our balance sheet as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
July 1, 2024 through July 31, 2024	—	$—	—	200,000
August 1, 2024 through August 31, 2024	8,277	16.38	5,501	194,499
September 1, 2024 through September 30, 2024	—	—	—	194,499
______________________________________
(1) 2,776 of these shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $16.61. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
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

First Western Financial, Inc.

November 1, 2024	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

November 1, 2024	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer