Form 10-K
period 2024-12-31
First Western Financial Inc
filed 2025-03-07
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $131.2 million.
The number of shares of the registrant’s common stock outstanding as of March 5, 2025 was 9,704,421.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.
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
•changes in interest rates;
•weak economic conditions and global trade, including the imposition of tariffs;
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

PART I
Item 1: Business
Our Company
First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2024, we provided fiduciary and advisory services on $7.32 billion of trust and investment management assets ("AUM"), and we had total assets of $2.92 billion, total loans excluding mortgage loans held for sale and loans held for sale of $2.43 billion, total deposits of $2.51 billion, and total shareholders’ equity of $252.3 million.
Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in twenty locations across Colorado, Arizona, Wyoming, Montana, and California.
We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management, and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2024, non-interest income was $27.7 million or 30.7% of total income before non-interest expense and net interest income, before the provision for credit losses, was $64.3 million, or 71.4% of total income before non-interest expense.
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
•Deepening Existing Client Relationships. We deliver our services though our twenty local boutique private trust bank offices, loan production offices, and trust offices. This allows us to use multi-discipline sales and client service teams, in-market, to ensure we are meeting each client’s comprehensive set of needs. These teams take the time to understand the complexities of our clients’ financial world through wealth planning solutions and create the financial plan that helps them reach their goals. This profit center-based service model is a critical component of our future growth as we continue to develop our understanding of our clients’ evolving needs, allowing us to deepen, broaden and grow our existing relationships.
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
Our consumer lending products include residential first mortgage loans, originated loans for our own portfolio, as well as those for which we conduct mortgage banking activities whereby we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages, which generally conform to Fannie Mae and Freddie Mac guidelines and are delivered to the investor shortly after funding. Additionally, we offer installment loans and lines of credit, which are typically to facilitate investment opportunities for consumer clients whose financial characteristics support the request. We also provide clients loans collateralized by cash and marketable securities.
We employ experienced banking and business development teams who provide superior client service, value-add lending solutions and competitive pricing to market our lending products and services.

As of December 31, 2024, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Gross Loans(1)
(1) Gross loans excludes $7.3 million in consumer and other loans accounted for under the fair value option.
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
1-4 Family Residential. Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2024, 1-4 family residential loans were $962.9 million, or 39.8% of our total loan portfolio, consisting of $133.6 million and $829.3 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2024, the average term on our 1-4 family portfolio was 20.8 years with an average remaining term of 18.3 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.
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
Cash, Securities and Other. Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. As of December 31, 2024, loans secured with cash, marketable securities and other were $119.8 million, or 5.0% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.
Consumer and Other. Our consumer and other loan portfolio consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $7.5 million as of December 31, 2024. Consumer and other loans were $17.5 million, or 0.7% of our loan portfolio, excluding $7.3 million in consumer and other loans accounted for under the fair value option. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment.
Commercial and Industrial. We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate, and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2024, commercial and industrial loans were $220.3 million, or 9.1% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 3.7 years with an average remaining term of 1.7 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.
Commercial Real Estate, Owner Occupied and Non-Owner Occupied. We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2024, owner occupied commercial real estate loans were $172.0 million, or 7.1% of our total loan portfolio, and non-owner occupied commercial real estate loans were $611.2 million, or 25.3% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.
Construction and Development. We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate as well as financial guarantees from the borrower and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2024, construction and development loans were $314.5 million, or 13.0% of our total loan portfolio.

Concentrations. Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California, as approximately 81.2% of the loans in our loan portfolio as of December 31, 2024 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming, Montana, and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. As of December 31, 2024, management believes the allowance for credit losses is adequate to absorb losses in our loan portfolio.
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
Credit Policies and Procedures
General. Asset quality and robust underwriting are integral to our strategy and credit culture. We place a considerable emphasis on effective risk management and preserving sound credit underwriting standards as we grow our loan portfolio. Underwriting considerations include adherence to credit policy, collateral, defined sources of repayment, strength of guarantor(s) and opportunities to broaden the relationship with the client. Our credit policy requires key risks be identified and measured, documented and mitigated, to the extent possible, to seek to ensure the soundness of our loan portfolio.
Loan Underwriting and Approval. Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have credit policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our Board of Directors delegates limited lending authority to individuals and internal loan committees. When the total relationship exceeds an individual’s loan authority, a higher authority or credit committee approval is required. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs. Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale.
Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined central credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes. Our processes emphasize early stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Risk Officer, together with our central underwriting, credit administration and loan operations teams, provides credit oversight. We periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans.
Our credit policies include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such credit policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate. In addition, our credit policies provide guidelines for personal guarantees, an environmental review, loans to employees, executive officers and directors, problem loan identification, maintenance of an adequate allowance for credit losses, and other matters relating to lending practices.

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
Lending Limits. Our lending activities are subject to a variety of lending limits imposed by state and federal regulations. The Bank is subject to a legal lending limit on loans to related borrowers based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to manage the risk involved in these loans and to meet the lending needs of its clients requiring extensions of credit in excess of these limits.
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
For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2024 and 2023, we had brokered deposits of $134.5 million and $165.4 million, respectively.
We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2024, total deposits were $2.51 billion, an decrease of $14.8 million, or 0.6%, compared to $2.53 billion as of December 31, 2023.

As of December 31, 2024, our deposit portfolio contained a diverse mix of deposits, as shown below:

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
We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2024, total AUM was $7.32 billion, an increase of $568.0 million, or 8.4%, compared to $6.75 billion as of December 31, 2023.

As of December 31, 2024, we provided fiduciary and advisory services on $7.32 billion of trust and investment management assets, as shown below:

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
Investment Activities
The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2024, the carrying value of our investment portfolio totaled $75.7 million with an average yield of 3.5%.
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
Enterprise Risk Management
We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We utilize the COSO 2017 ERM Framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. Our Enterprise Risk Management ("ERM") Committee oversees our ERM program. This group contains key members of management including the Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and the Chief Risk Officer. In order to carry out the ERM program, we have developed the following objectives to:
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

Competition
The financial services industry is highly competitive and we compete in a number of areas, including commercial and consumer banking, residential mortgages, wealth advisory, investment management, trust, and insurance, among others. We compete with other bank and non-bank institutions located within our market area, along with competitors situated regionally, nationally or with only an online presence. These include large banks and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, business leasing and finance companies and insurance agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. We also face growing competition from online businesses with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms as well as automated retirement and investment services providers. Competition involves efforts to retain current clients, obtain new loan, deposit and advisory services clients, increase the scope and type of services offered, and offer competitive interest rates paid on deposits, charged on loans, or charged for advisory services. We believe our integrated and high-touch service offering, along with our sophisticated relationship-oriented approach sets us apart from our competitors.
Human Capital Overview
As of December 31, 2024, we had 321 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partners both within their teams and with our clients as we build a partnership for generations to come.
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
We are committed to implementing diverse, equitable, and inclusive policies and practices across the Company. Our corporate values speak directly to the spirit of inclusion as well as the importance of embracing diversity and equitable practices. We believe in a corporate culture where all people are empowered to reach their full potential through autonomy, mastery, and purpose. The Company’s Board of Directors fosters this belief by ensuring that strategies are adopted that result in the Company understanding both associate performance and engagement at every level.
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

Compensation and Benefits
We offer a total rewards program to attract and retain team-oriented, respectful, problem solvers. Our compensation program includes competitive salary/hourly pay and incentive pay in the form of an annual bonus and stock awards to officers and certain members of the management team. We have significant insider ownership and the Board of Directors has approved stock ownership guidelines applicable to our executive officers and other key position holders to further align management and shareholder interests. In addition, the Company offers a 401(k) Plan with an employer matching contribution. Further, we offer a number of healthcare and insurance options, health savings accounts, paid time off, and paid family leave time for all associates.
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

The federal bank regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards were generally effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. On September 9, 2022, the U.S. federal banking regulators announced their intent to revise regulatory capital requirements to align them with the regulatory capital standards that were finalized by the Basel Committee in December 2017, however a proposed rule has not yet been issued. In addition, the U.S. federal banking regulators stated that Community banking organizations would not be impacted by the proposal. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
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
As of December 31, 2024 and 2023, the Bank exceeded all regulatory minimum capital requirements.
Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take "prompt corrective action" with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institutions capitalization is deemed to be as follows:
•"Well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET1 risk-based capital ratio of 6.5% or greater and a leverage capital ratio of 5.0% or greater.
•"Adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET1 risk-based capital ratio of 4.5% or greater and a leverage capital ratio of 4.0% or greater.
•"Undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET1 risk-based capital ratio of less than 4.5% or a leverage capital ratio of less than 4.0%.
•"Significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET1 capital ratio of less than 3.0% or a leverage capital ratio of less than 3.0%.
•"Critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
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
As of December 31, 2024 and 2023, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of 2023 bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and will be assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, beginning in the first quarter of 2024. As a result of the exclusion for the first $5.0 billion in the final rule, we are not required to pay an assessment. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.
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
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Limitations on Incentive Compensation
In 2016, several federal financial agencies (including the Federal Reserve and FDIC) re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (i) by providing an executive officer, employee, director, principal shareholder, or individuals who are "significant risk takers" with excessive compensation, fees, or benefits, or (ii) that could lead to material financial loss to the institution. The comment period for these proposed regulations has closed, but a final rule has not been published. Depending upon the outcome of the rule making process, the application of this rule to us could require us to revise our compensation strategy, increase our administrative costs and adversely affect our ability to recruit and retain qualified associates.
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
Significant benefits such as redundancy, scalability, and security are supporting cloud adoption. Six main challenges were noted by the OCCIP, for greater adoption of cloud by financial institutions: transparency in conducting due diligence on Cloud Service Providers (CSPs); gaps in expertise and tools as the growth of cloud service utilization outpaces the talent pool of technologists as well as the capability of financial institutions to validate rapid technological updates; exposure to potential operational incidents originating from CSPs; potential impact of market concentration in cloud service offerings on the financial services sector’s ability to be resilient against a large system failure or data breach which could impact multiple financial institutions and their customers; the dynamics of smaller institutions being at a disadvantage in securing preferred contract terms given the current market concentration; and the increasingly complex and diverse global landscape for cloud services providers and users to be compliant and to also be able to weather operational challenges with inconsistent regulatory frameworks.
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
–Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry
–The development and use of Artificial Intelligence ("AI") presents risks and challenges that may adversely impact the Company’s business.
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
–Our largest trust client accounts for 37.8% of our total assets under management.
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
–Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
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
–We face a risk of noncompliance and enforcement action with Anti-Money Laundering and Combating the Financing of Terrorism ("AML/CFT") laws and regulations.
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
Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California. As of December 31, 2024, 81.2% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming, Montana, California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming, Montana, and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.
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
Bank failures in 2023 caused general uncertainty regarding the adequacy of liquidity of banks, in particular regional banks, which in turn generated significant market volatility among publicly traded bank holding companies. Although we were not directly impacted by these bank failures, the resulting speed and with which news, including social media outlets, led depositors to withdraw or attempt to withdraw funds from these and other financial institutions, as well as the volatile impact to stock prices, could have a material effect on the Company’s operations.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2024, approximately $1.91 billion, or 78.9%, of our total loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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
A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2024, non-interest income represented approximately 30.7% of our total income before non-interest expense. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.
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
In accordance with regulatory requirements and GAAP, we maintain an allowance for credit losses to provide for loan losses and a reserve for unfunded loan commitments. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on Company and peer prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan portfolio, we may need to increase the allowance for credit losses, such increases may not be sufficient to address losses, and regulators may require us to increase this allowance even further. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.
Increased credit risk, including as a result of deterioration in economic conditions, could require us to increase our allowance for credit losses and could have a material adverse effect on our results of operations and financial condition.
The credit performance of our loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of lifetime expected credit losses inherent in our various loan and other portfolios carried at amortized cost as well as off-balance sheet credit exposures such as undrawn commitments to lend. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, lower U.S. Gross Domestic Product ("GDP") estimates, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses. While we believe that our allowance for credit losses was appropriate at December 31, 2024, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry.
The financial services industry is undergoing rapid change, as technology enables non-traditional new entrants to compete in certain segments of the banking market, in some cases with reduced regulation. New entrants may use new technologies, advanced data and analytic tools, lower cost to serve, reduced regulatory burden or faster processes to challenge traditional banks. We may experience operational challenges in connection with the adoption of or failure to adopt new technology, which could result in unintended consequences or expenses as a result of the technology's limitations, our failure to use new technology effectively or at all, not fully realizing the anticipated benefits from such new technology, or the cost to implement or remedy any challenges associated with the adoption of new technology in a timely manner.

The development and use of AI presents risks and challenges that may adversely impact the Company’s business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take actions that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding, monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.
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
We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our business depends on our ability to maintain and grow a strong deposit base, including our ability to retain our largest trust clients, many of whom are also depositors, which we may not be able to do. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit outflows, increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits, into investments or to other financial institutions, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2024, 32.0% of our total deposits consisted of our 10 largest depositors. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

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
Our largest trust client accounts for 37.8% of our total assets under management.
As of December 31, 2024, our largest trust client accounted for, in the aggregate, 37.8% of our total assets under management and 3.8% of our non-interest income. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.
The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.
Since we commenced our banking business in 2004, we have grown our banking franchise and now have twenty locations in Colorado, Arizona, Wyoming, Montana, and California including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:
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
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for our borrowers to repay their loans. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, and the conflict in the Middle East. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions. Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Changes in trade policies or sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.
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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2024 and may occur in 2025 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.
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
The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital ("CRE 1 Concentration"); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital ("CRE 2 Concentration") and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2024, our CRE 1 Concentration level was 115.5% and our CRE 2 Concentration level was 225.9%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.

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
We face a risk of noncompliance and enforcement action with Anti-Money Laundering and Combating the Financing of Terrorism ("AML/CFT") laws and regulations.
The Anti-Money Laundering Act of 2020 (AML Act) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering and combating the financing of terrorism programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the AML Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.
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
As of December 31, 2024, our directors and executive officers beneficially owned an aggregate of 1,459,535 shares, or approximately 15.0% of our shares of common stock. Consequently, our management and Board of Directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.
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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.

ITEM 1C: CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company maintains an information security program (the “Program”) to identify, assess, and manage material risks to its business, operations, and assets related to cybersecurity threats. The Company leverages recognized security frameworks and guidelines, such as the National Institute of Standards and Technology Framework Cybersecurity Framework and Federal Financial Institution Examination Counsel ("FFIEC") guidelines, to organize, assess, and improve the Program. Key components of the Program include, among other things:
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
Governance
The Company’s information security officer ("ISO") leads the Company’s overall cybersecurity function and reports to our Chief Risk Officer ("CRO"). The Company's CRO has 30 years of experience in banking and risk management and has experience in various technology oversight roles. Our ISO works with stakeholders across the Company, including with our technology group, to maintain the cybersecurity program. Our executive leadership team is actively engaged in the oversight and strategic direction of our Program and meets with the CRO to review and discuss the Company’s Program, including emerging cybersecurity risks, threats, and industry trends.
Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk management oversight function and has delegated to the Audit Committee oversight of cybersecurity risks. The Audit Committee receives updates from the CRO and other Company management on cybersecurity matters at least annually. The Audit Committee reports findings and recommendations, as appropriate, to the full Board of Directors for consideration. The Audit Committee also receives information about cybersecurity risks as part of the Company’s ERM program and reporting. In addition, any cybersecurity incident assessed as being, or potentially becoming, material is escalated for further assessment and then reported to designated members of our senior management and, if necessary, the Audit Committee.

ITEM 2: PROPERTIES
Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates twenty profit centers, which consists of fourteen boutique private trust bank offices with two locations in Arizona, eight locations in Colorado, three locations in Wyoming, and one location in Bozeman, Montana; five loan production offices with three Colorado locations in Ft. Collins, Greenwood Village, and Loveland, in addition to single locations in Phoenix, Arizona and Cheyenne, Wyoming; and one trust office located in in Century City, California. We own our Wyoming locations in Jackson Hole, Pinedale, and Rock Springs, while all remaining locations are leased. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in twenty locations (listed below) across Colorado, Arizona, Wyoming, Montana, and California:

Colorado	Arizona	Wyoming	Montana	California

Downtown Denver(1)	Phoenix	Jackson Hole	Bozeman	Century City(3)

Aspen	Phoenix(2)	Pinedale

Boulder	Scottsdale	Rock Springs

Cherry Creek		Cheyenne(2)

Denver Tech Center / Cherry Hills

Ft. Collins(2)

Greenwood Village(2)

Northern Colorado

Vail Valley

Broomfield

Loveland(2)
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
Holders of Record
As of March 5, 2025, there were approximately 119 holders of record of our common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2024, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	454,808	$25.30	468,753
Equity compensation plans not approved by shareholders	—	—	—
Total	454,808		468,753
Issuer Purchases of Equity Securities

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
October 1, 2024 through October 31, 2024	—	$—	—	194,499
November 1, 2024 through November 30, 2024	1,233	20.41	—	194,499
December 1, 2024 through December 31, 2024	—	—	—	194,499
_____________________________
(1)These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $20.41. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
(2)These shares relate to the 2024 Repurchase Plan. Refer to Note 11 - Shareholders' Equity for further information.
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
From 2004, when we opened our first profit center, until December 31, 2024, we have expanded our footprint into fourteen full service profit centers, five loan production offices, and one trust office located across five states. As of and for the year ended December 31, 2024, we had $2.92 billion in total assets, $90.1 million in total revenues, and provided fiduciary and advisory services on $7.32 billion of assets under management ("AUM").
Recent Industry Developments
During 2024, the banking industry largely rebounded from the disruption and volatility seen in 2023 stemming from the failure of multiple banks, which created industry wide concerns related to liquidity, deposit outflows, and unrealized securities losses. Valuations for bank stocks improved during the year, although there are still headwinds across the industry. The Bank remains stable with strong fundamentals including uninsured deposits at $902.6 million, or 35.9% of total deposits as of December 31, 2024. The Company has a low amount of held-to-maturity debt securities, which represent 2.6% of Total assets and carries unrecognized losses amounting to 3.0% of Total shareholders’ equity as of December 31, 2024. We have a conservative credit appetite as evidenced by our limited exposure to non-owner occupied office space commercial real estate (“CRE”), which has been negatively impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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

Net Interest Income
Net interest income represents interest income less interest expense. We generate interest income on interest-earning assets, primarily loans and investment securities. We incur interest expense on interest-bearing liabilities, primarily interest-bearing deposits and borrowings. To evaluate Net interest income, we measure and monitor: (i) yields on loans, investment securities, and other interest-earning assets; (ii) the costs of deposits and other funding sources; (iii) the rates incurred on borrowings and other interest-bearing liabilities; and (iv) the regulatory risk weighting associated with the assets. Interest income is primarily impacted by loan growth and loan repayments, along with changes in interest rates on the loans. Interest expense is primarily impacted by changes in deposit balances, changes in interest rates on deposits, and the volume and type of interest-bearing liabilities. Net interest income is primarily impacted by changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities.
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
•Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned ("OREO") for sale, changes in OREO valuations subsequent to the initial acquisition when updated fair values are lower than the cost basis, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.
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
We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity, and trend of problem assets such as those determined to be classified, delinquent, non-accrual, non-performing or restructured; the adequacy of our allowance for credit losses; the diversification and quality of loan and investment portfolios; and the extent of counterparty risks, credit risk concentrations, and other factors.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2024, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The year ended December 31, 2024 compared with the year ended December 31, 2023. We reported Net income available to common shareholders of $8.5 million for the year ended December 31, 2024, compared to $5.2 million of Net income available to common shareholders for the year ended December 31, 2023, a $3.2 million, or 63.5% increase. For the year ended December 31, 2024, our Income before income taxes was $11.6 million, a $4.5 million, or 63.4%, increase from the year ended December 31, 2023. The increase was primarily driven by a $1.6 million increase in Net interest income, after provision for credit losses and a $5.8 million increase in Non-interest income, partially offset by a $2.9 million increase in Non-interest expense.
•The increase in Net interest income, after provision for credit losses was primarily driven by an increase in Total interest and dividend income due to an increase in total average interest-earning assets and average yield and a decrease in the Provision for credit losses predominately due to decreases in individually analyzed and pooled loan reserves, offset partially by an increase in Total interest expense due to an increase in total average interest-bearing liabilities and average rate.
•The increase in Non-interest income was due to an increase in Net gain on mortgage loans driven by higher average gain on sale margins and origination volumes, increase in Risk management and insurance fees due to an increase in insurance client agreements, decrease in impairment to the carrying value of a contingent consideration asset, and decrease in Net loss on loans accounted for under the fair value option recorded.
•The increase in Non-interest expense was primarily driven by increases in Other operational costs attributed to higher costs on non-performing asset workouts, fraud losses, and an OREO write-down, Technology and information system costs related to enhancements of our information technology infrastructure, and Occupancy and equipment costs related to additional rent expense on the extension of a lease in 2024.
Net Interest Income
The year ended December 31, 2024 compared with the year ended December 31, 2023. For the year ended December 31, 2024, Net interest income, before Provision for credit losses, was $64.3 million, a decrease of $6.8 million, or 9.6%, compared to the year ended December 31, 2023. This decrease was driven by a $174.2 million increase in average interest-bearing deposit balances and a 54 basis point increase in average rates paid on Interest-bearing deposits, offset partially by a 27 basis point increase in the average yield on loans and a $53.7 million increase in Interest-bearing deposits in other financial institutions. For the year ended December 31, 2024, our net interest margin was 2.37% and our net interest spread was 1.50%. For the year ended December 31, 2023, our net interest margin was 2.62% and our net interest spread was 1.71%.
The decrease in average loans outstanding for the year ended December 31, 2024 compared to the same periods in 2023 was primarily due to net declines in the Cash, Securities and Other, Construction and Development, and Commercial and Industrial portfolios, offset by net growth in the 1-4 Family Residential and Non-Owner Occupied Commercial Real Estate portfolios. Contributing factors to the decline in the Commercial and Industrial portfolio was the resolution of a problem credit relationship, which decreased non-performing loans by $42.2 million and increased Other real estate owned ("OREO") by $35.9 million, as well as net pay downs. Average loan yield was 5.70% for the year ended December 31, 2024, compared to 5.43% for the year ended December 31, 2023. The increase in loan yield during the period was primarily driven by an increase in yields on new loan production due to the continued elevated interest rate environment.
Interest income on our Debt securities portfolio increased as a result of an increase in average yield of 3.47% for the year ended December 31, 2024, compared to 3.11% for the year ended December 31, 2023. Our average Debt securities balance during the year ended December 31, 2024 was $76.7 million, a decrease of $2.5 million from the year ended December 31, 2023.
Interest expense on Deposits increased during the year ended December 31, 2024. Average interest-bearing deposit rates were 4.07% and 3.53% for the years ended December 31, 2024 and 2023. The increase in Interest-bearing deposit rates was primarily attributable to the continued elevated interest rate environment and highly competitive deposit market.

The following table presents an analysis of Net interest income and Net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	For the Year Ended December 31,
	2024			2023
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$171,290	$8,840	5.16%	$117,562	$5,711	4.86%
Debt securities(2)	76,650	2,658	3.47	79,150	2,463	3.11
Correspondent bank stock	5,322	463	8.70	8,285	620	7.48
Loans(3)	2,437,398	138,922	5.70	2,479,175	134,708	5.43
Mortgage loans held for sale(4)	18,037	1,132	6.28	11,499	721	6.27
Loans held at fair value	10,560	636	6.02	18,478	1,335	7.22
Total interest-earning assets(5)	2,719,257	152,651	5.61	2,714,149	145,558	5.36
Allowance for credit losses	(23,718)			(21,468)
Noninterest-earning assets	152,588			125,401
Total assets	$2,848,127			$2,818,082
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,028,228	82,541	4.07	$1,854,017	65,460	3.53
FHLB and Federal Reserve borrowings	69,044	2,836	4.11	132,667	6,065	4.57
Subordinated notes	52,444	2,950	5.63	52,216	2,928	5.61
Total interest-bearing liabilities	2,149,716	88,327	4.11	2,038,900	74,453	3.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	414,514			510,506
Other liabilities	35,610			24,913
Total noninterest-bearing liabilities	450,124			535,419
Total shareholders’ equity	248,287			243,763
Total liabilities and shareholders’ equity	$2,848,127			$2,818,082
Net interest rate spread(6)			1.50			1.71
Net interest income(7)		$64,324			$71,105
Net interest margin(8)			2.37			2.62
_____________________________
(1)Average balance represents daily averages, unless otherwise noted.
(2)Represents monthly averages.
(3)Non-accrual loans are included in the respective average loan balances. Income, if any, is not recognized until all principal has been repaid.
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

The following table presents the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Year Ended December 31, 2024
	Compared to Year Ended December 31, 2023
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$2,773	$356	$3,129
Debt securities	(87)	282	195
Correspondent bank stock	(258)	101	(157)
Loans	(2,381)	6,595	4,214
Mortgage loans held for sale	410	1	411
Loans held at fair value	(477)	(222)	(699)
Total (decrease) increase in interest income	$(20)	$7,113	$7,093
Interest-bearing liabilities:
Interest-bearing deposits	7,090	9,991	17,081
FHLB and Federal Reserve borrowings	(2,613)	(616)	(3,229)
Subordinated notes	13	9	22
Total increase in interest expense	$4,490	$9,384	$13,874
Decrease in net interest income	$(4,510)	$(2,271)	$(6,781)
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the years ended December 31, 2024 and 2023, we recorded $1.9 million and $10.4 million Provision for credit losses, respectively. The provision recorded for the year ended December 31, 2024 was due to related provisioning on $9.0 million of net charge-offs, $3.5 million decrease in provisions on individually analyzed loans, $2.1 million release of provisions on pooled loans, and $1.5 million provision releases related to off-balance sheet commitments. The release of provision related to individually analyzed loans was predominately due to the migration of one loan relationship out of non-performing loans and into OREO, pay downs on non-performing loans, and charge-offs. The release of provision related to pooled loans was predominately due to net pay downs, changes in our portfolio mix, as well as modest macroeconomic forecast improvements. The release of provision related to off-balance sheet commitments for the year ended December 31, 2024 was predominately due to decreases in non-cancellable commitments..
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The year ended December 31, 2024 compared with the year ended December 31, 2023. For the year ended December 31, 2024 compared to the year ended December 31, 2023, Non-interest income increased $5.7 million, or 26.1%, to $27.7 million. The increase in non-interest income was primarily due to a $2.1 million increase in Net gain on mortgage loans driven by higher average gain on sale margins and origination volumes, $0.7 million increase in Risk management and insurance fees due to an increase in insurance client agreements, $0.9 million decrease in impairment to the carrying value of a contingent consideration asset, and $1.0 million decrease in Net losses on loans accounted for under the fair value option.

The following table presents the significant categories of our non-interest income during the periods presented:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest income:
Trust and investment management fees	$19,193	$18,788	$405	2.2%
Net gain on mortgage loans	4,912	2,826	2,086	73.8
Net loss on loans held for sale	(105)	(178)	73	41.0
Bank fees	2,036	2,022	14	0.7
Risk management and insurance fees	1,664	919	745	81.1
Income on company-owned life insurance	431	378	53	14.0
Net loss on loans accounted for under the fair value option	(999)	(2,010)	1,011	50.3
Unrealized loss recognized on equity securities	(33)	(22)	(11)	(50.0)
Other	581	(775)	1,356	175.0
Total non-interest income	$27,680	$21,948	$5,732	26.1
Trust and investment management fees—For the year ended December 31, 2024 compared to the same period in 2023, our Trust and investment management fees increased by $0.4 million, or 2.2%, to $19.2 million. The increase was primarily attributable to an increase in assets under management due to an increase in market values.
Net gain on mortgage loans—For the year ended December 31, 2024 compared to the same period in 2023, our Net gain on mortgage loans increased by $2.1 million, or 73.8%, to $4.9 million. The increase in Net gain on mortgage loans was driven by higher average gain on sale margins and origination volumes.
Net loss on loans held for sale—During the year ended December 31, 2024, the Company reclassified $5.8 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the year ended December 31, 2024, a total of $5.4 million reclassified loans held for investment were sold resulting in a gain of $0.1 million and a $0.2 million write-down on Loans held for sale still held by the Company at year-end was recognized, resulting in a Net loss on loans held for sale of $0.1 million.
Risk management and insurance fees—The increase in Risk management and insurance fees of $0.7 million, or 81.1%, to $1.7 million was primarily driven by an increase in insurance client agreements.
Net loss on loans accounted for under the fair value option—The Company elected the fair value option on certain loans purchased in 2022. The decrease in Net loss on loans accounted for under the fair value option of $1.0 million, or 50.3% was primarily attributable to overall improved performance of the portfolio.
Other—The increase in Other income of $1.4 million, or 175.0% was primarily attributable to a $0.9 million year-over-year decrease in impairment recorded to the carrying value of a contingent consideration asset recorded related to the sale of First Western Capital Management in 2020. The initial contingent asset value was established using asset growth assumptions provided by the buyer, which have not materialized.
Non-Interest Expense
The year ended December 31, 2024 compared with the year ended December 31, 2023. The increase in Non-interest expense of 3.8% to $78.5 million was driven by Other operational costs attributed to an OREO write-down driven by updated appraisals, higher costs on non-performing asset workouts, and fraud losses. Technology and information system costs related to enhancements of our information technology infrastructure, and Occupancy and equipment costs related to additional rent expense on the extension of a lease in 2024.

The following presents the significant categories of our non-interest expense for the periods presented:

	Year Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Non-interest expense:
Salaries and employee benefits	$45,040	$45,202	$(162)	(0.4)%
Occupancy and equipment	8,282	7,597	685	9.0
Professional services	7,951	7,638	313	4.1
Technology and information systems	4,170	3,497	673	19.2
Data processing	4,179	4,539	(360)	(7.9)
Marketing	1,208	1,540	(332)	(21.6)
Amortization of other intangible assets	226	250	(24)	(9.6)
Other	7,436	5,374	2,062	38.4
Total non-interest expense	$78,492	$75,637	$2,855	3.8
Occupancy and equipment—The increase in Occupancy and equipment of $0.7 million, or 9.0%, was driven by additional rent expense related to the extension of a lease in 2024.
Professional services—The increase in Professional services of $0.3 million, or 4.1%, was driven by increased legal fees, audit fees, and FDIC insurance costs due to an increase in our assessment rate.
Technology and information systems—The increase in Technology and information systems of $0.7 million, or 19.2%, was primarily driven by increased costs related to enhancements of our information technology infrastructure.
Data processing—The decrease in Data processing of $0.4 million, or 7.9% was driven by lower system costs related to our trust and investment management system.
Marketing—The decrease in Marketing of $0.3 million, or 21.6%, was driven by lower advertising costs and decreased events and sponsorships.
Other—The increase in Other of $2.1 million, or 38.4%, was primarily driven by a $1.1 million OREO write-down driven by updated appraisals, increased costs related to non-performing asset workouts, and fraud losses.
Income Tax
The Company recorded an income tax provision of $3.1 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, reflecting an effective tax rate 26.8% and 26.0%, respectively.
Segment Reporting
We have two reportable operating segments: Wealth Management and Mortgage. Our Wealth Management segment consists of operations relating to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services for which fee revenue is recognized. Parent company activity primarily consists of subordinated debt interest expense and is included within Wealth Management as management evaluates and makes business decisions for Wealth Management, including the parent company, collectively as one segment.
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

The following presents key metrics related to our segments during the periods presented:

	Year Ended December 31, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$84,027	$6,044	$90,071
Income before taxes	10,629	950	11,579
Profit margin	12.6%	15.7%	12.9%

	Year Ended December 31, 2023
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$79,151	$3,547	$82,698
Income (loss) before taxes	9,660	(2,599)	7,061
Profit margin	12.2%	(73.3)%	8.5%
_____________________________
(1)Net interest income after provision for credit losses plus non-interest income.
The following presents selected financial metrics of each segment as of and for the periods presented:
Wealth Management

	As of and for the Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest and dividend income	$151,519	$144,837	$6,682	4.6%
Total interest expense	88,327	74,453	13,874	18.6
Provision for credit losses	1,933	10,355	(8,422)	(81.3)
Net interest income, after provision for credit losses	61,259	60,029	1,230	2.0
Total non-interest income(1)	22,768	19,122	3,646	19.1
Total income before non-interest expense	84,027	79,151	4,876	6.2
Salaries and employee benefits expense	41,442	40,656	786	1.9
Depreciation and amortization expense	2,535	2,344	191	8.1
All other non-interest expense(2)	29,421	26,491	2,930	11.1
Income before income taxes	$10,629	$9,660	$969	10.0

Goodwill	$30,400	$30,400	$—	—%
Total assets	2,891,615	2,966,612	(74,997)	(2.5)
_____________________________
(1)All other non-interest income primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, Net loss on loans accounted for under the fair value option, and Other.
(2)All other non-interest expense primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, Marketing, and Other.
The Wealth Management segment reported Income before income taxes of $10.6 million for the year ended December 31, 2024, compared to $9.7 million for the same period in 2023. The majority of our assets and liabilities are on the Wealth Management segment balance sheet and the increase in Income before taxes is primarily attributable to an increases in Net interest income, after provision for credit losses and Non-interest income, partially offset by increases in Non-interest expense. The increase in Net interest income, after provision for credit losses was driven by a decrease in Provision for credit losses primarily due to a decrease in provisions related to individually analyzed loans and an increase in Total interest and dividend income due to an increase in total average interest-earning assets and average yield, offset partially by an increase in Total interest expense due to an increase in total average interest-bearing liabilities and average rate. The increase in Non-interest income was primarily driven by increases in Risk management and insurance fees and a decrease in Net loss on loans accounted for under the fair value option recorded. The increase in Non-interest expense was driven by increases in Technology and information systems expenses, Occupancy and equipment costs, and Other expenses.

Mortgage

	As of and for the Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Total interest and dividend income	$1,132	$721	$411	57.0%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	1,132	721	411	57.0
Net gain on mortgage loans	4,912	2,826	2,086	73.8
Total income before non-interest expense	6,044	3,547	2,497	70.4
Salaries and employee benefits expense	3,598	4,546	(948)	(20.9)
Depreciation and amortization expense	30	33	(3)	(9.1)
All other non-interest expense(1)	1,466	1,567	(101)	(6.4)
Income (loss) before income taxes	$950	$(2,599)	$3,549	136.6

Total assets	$27,422	$8,850	$18,572	209.9%
_____________________________
(1)All other non-interest expense primarily includes Occupancy and equipment, Data processing, and Other.
The Mortgage segment reported Income before income tax of $1.0 million for the year ended December 31, 2024, compared to a loss before income tax of $2.6 million for the same period in 2023. The increase in Income before taxes was primarily driven by an increase in Non-interest income and a decrease in Non-interest expense. The increase in Non-interest income was primarily driven by higher average gain on sale margins and origination volume. The decrease in Non-interest expense was primarily due to lower Salaries and employee benefits.

Financial Condition
The following table presents our condensed Consolidated Balance Sheets as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$236,041	$254,442	$(18,401)	(7.2)%
Held-to-maturity debt securities, at amortized cost, net of allowance for credit losses of $71 and $71 (fair value of $68,161 and $66,617), respectively	75,724	74,102	1,622	2.2
Loans (includes $7,283 and $13,726 measured at fair value, respectively)	2,425,565	2,530,915	(105,350)	(4.2)
Allowance for credit losses	(18,330)	(23,931)	5,601	23.4
Loans, net of allowance	2,407,235	2,506,984	(99,749)	(4.0)
Loans held for sale at fair value	251	—	251	*
Mortgage loans held for sale, at fair value	25,455	7,254	18,201	250.9
Other real estate owned, net	35,929	—	35,929	*
Goodwill and other intangible assets, net	31,627	31,854	(227)	(0.7)
Company-owned life insurance	16,961	16,530	431	2.6
Other assets	89,814	84,296	5,518	6.5
Total assets	$2,919,037	$2,975,462	$(56,425)	(1.9)

Deposits	$2,514,209	$2,529,039	$(14,830)	(0.6)
Borrowings	109,603	178,051	(68,448)	(38.4)
Other liabilities	42,903	25,634	17,269	67.4
Total liabilities	2,666,715	2,732,724	(66,009)	(2.4)
Total shareholders’ equity	252,322	242,738	9,584	3.9
Total liabilities and shareholders’ equity	$2,919,037	$2,975,462	$(56,425)	(1.9)
_____________________________
(*)Represents percentages that are not meaningful..
Cash and cash equivalents decreased by $18.4 million, or 7.2%, to $236.0 million as of December 31, 2024 compared to December 31, 2023. The decrease was a result of decreases in Borrowings and Deposits, offset partially by the decrease in Loans.
Held-to-maturity debt securities increased by $1.6 million, or 2.2%, to $75.7 million as of December 31, 2024 compared to December 31, 2023. The increase was primarily due to Held-to-maturity debt security purchases throughout the year.
Loans, net of allowance decreased by $99.7 million, or 4.0%, to $2.41 billion as of December 31, 2024 compared to December 31, 2023. The decrease was due to payoffs outpacing new production as well as the migration of a large relationship out of loans and into OREO.
Mortgage loans held for sale increased by $18.2 million, or 250.9%, to $25.5 million as of December 31, 2024 compared to December 31, 2023. The increase was driven driven by higher funded loan volume and the timing of loan sale settlements.
Goodwill and other intangible assets, net decreased by $0.2 million, or 0.7%, to $31.6 million as of December 31, 2024 compared to December 31, 2023. The decrease was driven by amortization on intangible assets.
Other real estate owned, net increased by $35.9 million as of December 31, 2024 compared to December 31, 2023. The increase was due to the migration of a large relationship out of loans and into OREO.
Other assets increased by $5.5 million, or 6.5%, to $89.8 million as of December 31, 2024 compared to December 31, 2023. The increase was driven by a $10.2 million increase in our lease assets primarily due to an extension of a lease, offset partially by a $3.3 million decrease in Deferred tax assets, net.

Deposits decreased $14.8 million, or 0.6%, to $2.51 billion as of December 31, 2024 compared to December 31, 2023. The decrease was driven primarily by operating account fluctuations and clients using liquidity for strategic investments. Noninterest-bearing deposit accounts decreased $107.0 million, or 22.2%, to $375.6 million as of December 31, 2024. Money market deposit accounts increased $127.5 million, or 9.2%, to $1.51 billion as of December 31, 2024 compared to December 31, 2023. Time deposit accounts decreased $25.0 million, or 5.0%, to $471.4 million as of December 31, 2024. Interest checking accounts decreased $8.1 million, or 5.5%, to $139.4 million compared to December 31, 2023. The decrease in noninterest-bearing deposit accounts and net increases in interest-bearing deposit accounts was primarily attributable to operating account fluctuations and a shift from noninterest-bearing deposit products into higher yielding products as clients seek higher rates for excess liquidity.
Borrowings decreased $68.4 million, or 38.4%, to $109.6 million as of December 31, 2024 compared to December 31, 2023. The decrease was primarily driven by a by a lower reliance on FHLB and FRB borrowings due to the decrease in loans.
Other liabilities increased $17.3 million, or 67.4%, to $42.9 million as of December 31, 2024 compared to December 31, 2023. The increase was primarily due to a $9.6 million increase in payables related to participated non-performing assets and a $10.1 million increase in our lease liability due to an extension of a lease, offset partially by a $1.5 million decrease in the unfunded commitment liability due to decreases in noncancellable commitments.
Total shareholders’ equity increased $9.6 million, or 3.9%, to $252.3 million as of December 31, 2024. The increase was primarily due to Net income for the year and a $0.7 million increase in Additional paid-in capital driven by stock-based compensation expense.

Assets Under Management

	Year Ended
	December 31,
(dollars in millions)	2024	2023
Managed Trust Balance as of Beginning of Period	$1,913	$1,802
New relationships	8	10
Closed relationships	(19)	(11)
Contributions	74	51
Withdrawals	(289)	(277)
Market change, net	331	338
Ending Balance	$2,018	$1,913
Yield*	0.17%	0.18%

Directed Trust Balance as of Beginning of Period	$1,622	$1,285
New relationships	—	—
Closed relationships	(6)	(5)
Contributions	108	214
Withdrawals	(132)	(40)
Market change, net	342	168
Ending Balance	$1,934	$1,622
Yield*	0.09%	0.07%

Investment Agency Balance as of Beginning of Period	$1,607	$1,618
New relationships	28	56
Closed relationships	(28)	(82)
Contributions	98	78
Withdrawals	(288)	(240)
Market change, net	167	177
Ending Balance	$1,584	$1,607
Yield*	0.77%	0.77%

Custody Balance as of Beginning of Period	$545	$493
New relationships	8	9
Closed relationships	(4)	(20)
Contributions	145	90
Withdrawals	(199)	(109)
Market change, net	94	82
Ending Balance	$589	$545
Yield*	0.05%	0.04%

401(k)/Retirement Balance as of Beginning of Period	$1,066	$909
New relationships	10	3
Closed relationships	(127)	(4)
Contributions	164	124
Withdrawals	(108)	(101)
Market change, net	191	135
Ending Balance(1)	$1,196	$1,066
Yield*	0.13%	0.15%

Total Assets Under Management as of Beginning of Period	$6,753	$6,107
New relationships	54	78
Closed relationships	(184)	(122)
Contributions	589	557
Withdrawals	(1,016)	(767)
Market change, net	1,125	900
Total Assets Under Management	$7,321	$6,753
Yield*	0.26%	0.28%
_____________________________
(*)Trust and investment management fees divided by period-end balance.
(1)AUM reported for the current period is one quarter in arrears.
AUM increased $568.0 million, or 8.4%, to $7.32 billion for the year ended December 31, 2024. The increase was attributable to contributions and improving market conditions year-over-year resulting in an increase in the value of assets under management balances, offset partially by net withdrawals.

Debt securities
Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of December 31, 2024 and 2023, all our investments in debt securities were classified as held-to-maturity.
The following tables present the amortized cost and estimated fair value of our debt securities as of the dates noted:

	December 31, 2024
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(4)	$242	$—
Corporate bonds	23,578	—	(2,801)	20,777	(71)
Government National Mortgage Association ("GNMA") mortgage-backed securities – residential	31,361	—	(3,383)	27,978	—
Federal National Mortgage Association ("FNMA") mortgage-backed securities – residential	12,011	—	(689)	11,322	—
Government collateralized mortgage obligations ("GMO") and mortgage-backed securities ("MBS") – commercial	5,075	5	(483)	4,597	—
Corporate collateralized mortgage obligations ("CMO") and MBS	3,524	—	(279)	3,245	—
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)

	December 31, 2023
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)

The following presents the book value of our contractual maturities and weighted average yield for our debt securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our debt securities are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of December 31, 2024. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$246	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,995	0.34	19,410	1.20	173	*
GNMA mortgage-backed securities – residential	—	—	35	*	27	*	31,299	1.07
FNMA mortgage-backed securities – residential	—	—	3,137	0.21	812	0.02	8,060	0.37
Government GMO and MBS – commercial	—	—	112	0.01	1,391	0.06	3,573	0.10
Corporate CMO and MBS	—	—	15	*	357	0.03	3,153	0.16
Total debt securities held-to-maturity	$—	—%	$7,540	0.57%	$21,997	1.31%	$46,258	1.70%

	Maturity as of December 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury Debt	$253	* %	$—	—%	$—	—%	$—	—%
Corporate bonds	—	—	4,078	0.30	19,395	1.23	214	0.01
GNMA mortgage-backed securities – residential	—	—	66	*	—	—	34,513	1.14
FNMA mortgage-backed securities – residential	—	—	—	—	1,116	0.02	4,919	0.13
Government GMO and MBS – commercial	—	—	178	0.01	1,579	0.07	4,079	0.13
Corporate CMO and MBS	—	—	—	—	415	0.03	3,368	0.18
Total debt securities held-to-maturity	$253	—%	$4,322	0.31%	$22,505	1.35%	$47,093	1.59%
_____________________________
(*)Represents percentages that are insignificant
As of December 31, 2024 and 2023, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and its agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on Held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. Accrued interest receivable on Held-to-maturity debt securities totaled $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively, and was excluded from the estimate of credit losses. The following table presents the activity in the allowance for credit losses for Held-to-maturity debt securities by major security type for the years noted:

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$—	$—
Impact of ASU 2016-13 adoption	—	—	71	—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—
Loan Portfolio
Our primary source of interest income is derived through interest earned on loans to high net worth individuals and their related commercial interests. Our senior lending and credit team consists of seasoned, experienced personnel, and we believe that our officers are well versed in the types of lending in which we are engaged. Underwriting policies and decisions are managed centrally and the approval process is tiered based on loan size, making the process consistent, efficient, and effective. The management team and credit culture demands prudent, practical, and conservative approaches to all credit requests in compliance with the credit policy guidelines to ensure strong credit underwriting practices.
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell, servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding, and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2024 and 2023, we had Mortgage loans held for sale of $25.5 million and $7.3 million, respectively, in residential mortgage loans we originated. As of December 31, 2024 and 2023, we had Loans held for sale of $0.3 million and $0.0 million, respectively.
Beginning in the first quarter of 2022, the Company entered into whole loan purchase agreements to acquire third party originated and serviced unsecured consumer loans to hold for investment and elected the fair value option to account for these loans. As of December 31, 2024, the Company has $7.3 million in loans accounted for under the fair value option with an unpaid principal balance of $7.5 million. As of December 31, 2023, the Company had $13.7 million in loans accounted for under the fair value option with an unpaid principal balance $14.1 million. See Note 16 – Fair Value in the Notes to the Consolidated Financial Statements.
As of December 31, 2024, the Company has $2.0 million in PPP loans outstanding with $40 thousand in remaining fees to be recognized. As of December 31, 2023, the Company had $4.2 million in PPP loans outstanding with $0.1 million in remaining fees to be recognized. The remaining fees represent the net amount of the fees from the SBA for participation in the PPP less the loan origination costs on these loans. The current amortization of this income is being recognized over a five-year period from the time of origination, however, if a loan receives full forgiveness from the SBA or if the borrower repays the loan, the remaining income will be recognized upon payoff.

The following presents our loan portfolio by type of loan as of the dates noted:

	As of December 31,
	2024		2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other(1)	$119,834	5.0%	$139,947	5.6%
Consumer and Other	17,482	0.7	27,028	1.1
Construction and Development	314,481	13.0	345,516	13.7
1-4 Family Residential	962,901	39.8	927,965	36.9
Non-Owner Occupied CRE	611,239	25.3	543,692	21.6
Owner Occupied CRE	172,019	7.1	195,861	7.8
Commercial and Industrial	220,326	9.1	337,180	13.3
Total loans held for investment at amortized cost	$2,418,282	100.0%	$2,517,189	100.0%
Loans accounted for under the fair value option(2)	7,283		13,726
Total loans held for investment	$2,425,565		$2,530,915
Mortgage loans held for sale, at fair value(3)	$25,455		$7,254
Loans held for sale, at fair value(4)	$251		$—
_____________________________
(1)Includes PPP loans of $2.0 million and $4.2 million as of December 31, 2024 and 2023, respectively.
(2)Includes $7.5 million and $14.1 million of unpaid principal balance of loans held for investment accounted for under the fair value option as of December 31, 2024 and 2023, respectively.
(3)Includes $25.2 million and $7.1 million of unpaid principal balance of mortgage loans held for sale as of December 31, 2024 and 2023, respectively.
(4)Includes $0.6 million of principal balance of loans held for sale as of December 31, 2024.
•Cash, Securities, and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $2.0 million and $4.2 million as of December 31, 2024 and 2023, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $7.5 million and $14.1 million as of December 31, 2024 and 2023, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $1.7 million and $5.1 million as of December 31, 2024 and 2023, respectively, are included in this category.

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows.

	As of December 31, 2024
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$203,690	$203,690	26.0%
Industrial and warehouse	49,086	142,873	191,959	24.5
Office	57,889	120,563	178,452	22.8
Retail	30,050	61,515	91,565	11.7
Hotel	5,382	50,503	55,885	7.1
Restaurant and entertainment	16,179	14,888	31,067	4.0
Land	2,241	—	2,241	0.3
Other commercial real estate	11,192	17,207	28,399	3.6
Total CRE loan portfolio	$172,019	$611,239	$783,258	100.0%
The following table summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of December 31, 2024
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$579,892	74.1%
Arizona	53,517	6.8
Wyoming	51,864	6.6
Montana	24,291	3.1
California	19,943	2.5
Other	53,751	6.9
Total CRE loan portfolio	$783,258	100.0%
The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.47 million with a weighted average loan-to-value ratio (“LTV”) of 52.9% as of December 31, 2024.
Due to the recent trends in the banking industry, there has been increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many large metropolitan areas continue to show signs of stress. The Company has limited exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with strong occupancy levels. The Company maintains a practice of regular and ongoing loan reviews, stress tests, and sensitivity analyses to assess the level of risk in the loan portfolio. Loan reviews include monitoring past due rates, non-performing trends, concentrations, LTV’s, among other qualitative factors. Credit policies are robust and are updated as needed to meet the strategic and risk mitigation goals of the company.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following tables:

	As of December 31, 2024
(dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$40,409	(1)	$76,386	(1)	$2,376	$663	$119,834
Consumer and Other	10,129		5,430		712	1,211	17,482
Construction and Development	120,043		187,101		124	7,213	314,481
1-4 Family Residential	99,641		141,450		26,106	695,704	962,901
Non-Owner Occupied CRE	123,471		403,385		71,889	12,494	611,239
Owner Occupied CRE	11,903		97,600		54,942	7,574	172,019
Commercial and Industrial	91,564		84,459		44,303	—	220,326
Total loans	$497,160		$995,811		$200,452	$724,859	$2,418,282
Loans accounted for under the fair value option(2)	257		6,895		131	—	7,283
Total loans	$497,417		$1,002,706		$200,583	$724,859	$2,425,565
Amounts with fixed rates	220,192		650,979		100,903	31,371	1,003,445
Amounts with floating rates	277,225		351,727		99,680	693,488	1,422,120
Total loans	$497,417		$1,002,706		$200,583	$724,859	$2,425,565

	As of December 31, 2023
(dollars in thousands)	One Year or Less		One Through Five Years		Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$70,558	(1)	$67,101	(1)	$1,611	$677	$139,947
Consumer and Other	18,425		6,175		1,206	1,222	27,028
Construction and Development	106,993		180,210		51,253	7,060	345,516
1-4 Family Residential	43,275		172,349		34,053	678,288	927,965
Non-Owner Occupied CRE	34,328		334,516		161,669	13,179	543,692
Owner Occupied CRE	13,491		93,844		79,610	8,916	195,861
Commercial and Industrial	120,061		187,240		29,879	—	337,180
Total loans	$407,131		$1,041,435		$359,281	$709,342	$2,517,189
Loans accounted for under the fair value option(2)	105		13,163		458	—	13,726
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
Amounts with fixed rates	141,485		699,578		235,132	23,903	1,100,098
Amounts with floating rates	265,751		355,020		124,607	685,439	1,430,817
Total loans	$407,236		$1,054,598		$359,739	$709,342	$2,530,915
_____________________________
(1)Includes PPP loans.
(2)Loans accounted for under the fair value option are disclosed at fair value rather than amortized cost

Loan Modifications
GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company had loan modifications of $1.1 million at December 31, 2024. For additional information on loan modifications, see Note 4 – Loans and the Allowance For Credit Losses.
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance and legal fees, among others, until the OREO parcel is disposed. While disposition efforts with respect to our OREO are generally ongoing, if these properties are appraised at lower-than-expected values or if we are unable to sell the properties at the prices for which we expect to be able to sell them, we may incur additional losses. In the second quarter of 2024, the Company recorded $11.4 million of OREO as a result of obtaining physical possession of two foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. During the third quarter of 2024, the Company recorded an additional $25.6 million of OREO related to a third foreclosed property within the same loan relationship. During the year ended December 31, 2024, the Company recorded a provision for Other real estate owned of $1.1 million. As of December 31, 2024, the Company owned OREO properties totaling $35.9 million. As of December 31, 2023, the Company did not own OREO properties.
The Company had $0.7 million and $1.7 million of interest reversed on non-accrual loans during the years ended December 31, 2024 and 2023, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $6.8 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively.
We had amortized cost of $48.7 million and $50.8 million in non-performing assets as of December 31, 2024 and 2023, respectively. Although consistent balances of non-performing assets when comparing December 31, 2024 and December 31, 2023, there was significant activity during the ended December 31, 2024. Non-performing loans decreased $38.1 million and OREO increased $35.9 million. These changes were predominately due to the migration of one loan relationship out of non-performing loans and into OREO, as well as pay downs, charge-offs, and write-downs, offset by additions to non-performing loans.

The following presents the amortized cost basis of non-performing loans as of the dates indicated:

	As of December 31,
(dollars in thousands)	2024	2023
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
Consumer and Other	—	7,504
Construction and Development	—	2,719
1-4 Family Residential	—	3,016
Owner Occupied CRE	—	3,980
Commercial and Industrial	11,048	31,893
Total non-performing loans	12,752	50,816
OREO(1)	35,929	—
Total non-performing assets	$48,681	$50,816
Non-accrual loans to total loans(2)	0.53%	2.02%
Non-performing assets to total assets	1.67%	1.71%
Allowance for credit losses to non-accrual loans	143.74%	47.09%
Accruing loans 90 or more days past due	$—	$285
_____________________________
(1)Held at the lower of cost or market as described in Note 16.
(2)Excludes mortgage loans held for sale of $25.5 million and $7.3 million as of December 31, 2024 and 2023, respectively. Excludes $7.3 million and $13.7 million of loans held for investment accounted for under fair value option as of December 31, 2024 and 2023, respectively.
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

As of December 31, 2024 and 2023, non-performing loans of $12.8 million and $50.8 million, respectively, were included in the substandard category in the table below. The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

December 31, 2024	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$118,130	$—	$1,704	$—	$—	$119,834
Consumer and Other(2)	17,482	—	—	—	7,283	24,765
Construction and Development	310,196	—	4,285	—	—	314,481
1-4 Family Residential	962,901	—	—	—	—	962,901
Non-Owner Occupied CRE	611,239	—	—	—	—	611,239
Owner Occupied CRE	169,573	—	2,446	—	—	172,019
Commercial and Industrial	192,484	9,120	18,722	—	—	220,326
Total	$2,382,005	$9,120	$27,157	$—	$7,283	$2,425,565

December 31, 2023	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other(1)	$138,243	$—	$1,704	$—	$—	$139,947
Consumer and Other(2)	19,528	—	7,500	—	13,726	40,754
Construction and Development	328,454	14,343	2,719	—	—	345,516
1-4 Family Residential	924,949	—	3,016	—	—	927,965
Non-Owner Occupied CRE	538,693	4,999	—	—	—	543,692
Owner Occupied CRE	191,881	—	3,980	—	—	195,861
Commercial and Industrial	302,276	649	34,255	—	—	337,180
Total	$2,444,024	$19,991	$53,174	$—	$13,726	$2,530,915
_____________________________
(1)Includes PPP loans of $2.0 million and $4.2 million as of December 31, 2024 and 2023, respectively.
(2)Includes $7.3 million and $13.7 million of loans held for investment accounted for under the fair value option as of December 31, 2024 and 2023, respectively.
Allowance for Credit Losses on Loans
On January 1, 2023, the Company adopted the new CECL standard, ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost. Beginning January 1, 2023, the allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2024 and 2023 was $9.8 million and $10.8 million, respectively.
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
CECL requires an allowance for credit losses on all portfolio loans including purchased loans without credit deterioration. As of December 31, 2024, the Company held $164.3 million in acquired loans with $1.4 million in allowance for credit losses as well as $4.0 million in unamortized net discounts. As of December 31, 2023, the Company held $208.2 million in acquired loans with $2.0 million in Allowance for credit losses as well as $3.9 million in unamortized net discounts.

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
ACL - held-to-maturity debt securities: Held-to-maturity debt securities are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The majority of our held-to-maturity investment portfolio consists of securities issues by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL for these securities. The Company's non-government backed securities include private label CMO and MBS and bank subordinated debt. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
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
The Allowance for credit losses for loans represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The $2.1 million release of provision on pooled loans for the year ended December 31, 2024 was predominately due to net pay downs in the loan portfolio as well as modest HPI, GDP, and unemployment forecast improvements. The allowance for credit losses on non-performing loans was $0.3 million and $3.8 million as of December 31, 2024 and 2023, respectively. This $3.5 million decrease in provision on individually analyzed loans for the year ended December 31, 2024 was primarily due to the migration of one loan relationship out of non-performing loans and into OREO, pay downs, and charge-offs.

The following presents summary information regarding our allowance for credit losses for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Average loans outstanding(1)(2)	$2,437,398	$2,479,175
Total loans outstanding at end of period(3)	$2,418,282	$2,517,189
Allowance for credit losses at beginning of period	$23,931	$17,183
Impact of adopting ASU 2016-13	—	3,470
Provision for credit losses	3,439	12,077
Charge-offs:
Consumer and Other	(50)	(101)
Commercial and Industrial	(9,352)	(8,737)
Total charge-offs	(9,402)	(8,838)
Recoveries:
Consumer and Other	29	22
1-4 Family Residential	6	13
Commercial and Industrial	327	4
Total recoveries	362	39
Net charge-offs	(9,040)	(8,799)
Allowance for credit losses at end of period	$18,330	$23,931
Allowance for credit losses to total loans	0.76%	0.95%
Net charge-offs to average loans	0.37	0.35
_____________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $18.0 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $10.6 million and $18.5 million for the years ended December 31, 2024 and 2023, respectively.
(3)Excludes Mortgage loans held for sale of $25.5 million and $7.3 million as of December 31, 2024 and 2023, respectively. Excludes Loans held for sale of $0.3 million and $0.0 million as of December 31, 2024 and 2023, respectively. Excludes $7.3 million and $13.7 million of loans held for investment accounted for under the fair value option as of December 31, 2024 and 2023, respectively.
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

	As of December 31,
	2024		2023
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities and Other	$410	5.0%	$961	5.6%
Consumer and Other	185	0.7	124	1.1
Construction and Development	5,184	13.0	7,945	13.7
1-4 Family Residential	5,200	39.8	4,370	36.9
Non-Owner Occupied CRE	4,340	25.3	2,325	21.6
Owner Occupied CRE	654	7.1	1,034	7.8
Commercial and Industrial	2,357	9.1	7,172	13.3
Total allowance for credit losses	$18,330	100.0%	$23,931	100.0%
_____________________________
(1)Represents the percentage of loans to total loans in the respective category.

Allowance for credit losses - off-balance sheet credit exposure
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through Provision for credit losses and is recorded in Other liabilities. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The probability of funding is based on historical utilization statistics for unfunded loan commitments. The loss rates used are calculated using the same assumptions as the associated funded balance. Refer above for changes in the factors that influenced the current estimate of ACL and reasons for the changes. In addition to changes in loss rates, another reason for the decrease in the ACL on unfunded loan commitments was a significant decrease in non-cancellable commitments throughout 2024. The following table presents the changes in the ACL on unfunded loan commitments:

	December 31,
(dollars in thousands)	2024	2023
Beginning balance	$2,178	$419
Impact of adopting ASU 2016-13	—	3,481
Release of credit losses	(1,506)	(1,722)
Ending balance	$672	$2,178
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Our deferred tax assets, net for the year ended December 31, 2024, decreased $3.3 million, or 51.9%, from December 31, 2023. The decrease was primarily due to changes in temporary differences, most notably the decrease in Allowance for credit losses and stock compensation as of and during the year ended December 31, 2024.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits decreased by $14.8 million, or 0.6%, to $2.51 billion as of December 31, 2024 from December 31, 2023. The decrease was driven primarily by operating account fluctuations and clients using liquidity for strategic investments. Total average deposits for the year ended December 31, 2024 were $2.44 billion, an increase of $78.2 million, or 3.3%, compared to $2.36 billion for the year ended December 31, 2023. The increase in average deposits for the year ended December 31, 2024, compared to the same period in 2023, was driven primarily by Interest-bearing deposits due to new and expanded deposit relationships offset partially by a decline in Noninterest-bearing deposits.

The following table presents the average balances and average rates paid on deposits during the periods presented:

	For the Year Ended December 31,
	2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,384,589	4.18%	$1,296,139	3.86%
Interest checking accounts	136,960	0.33	177,522	0.38
Uninsured time deposits	62,573	4.49	63,813	3.68
Other time deposits	428,766	5.00	297,286	4.16
Total time deposits	491,339	4.93	361,099	4.08
Savings accounts	15,340	0.09	19,257	0.06
Total interest-bearing deposits	2,028,228	4.07	1,854,017	3.53
Noninterest-bearing accounts	414,514		510,506
Total deposits	$2,442,742	3.38%	$2,364,523	2.77%
Average noninterest-bearing deposits to average total deposits was 17.0% and 21.6% for the years ended December 31, 2024 and 2023, respectively.
Our average cost of funds was 3.44% and 2.92% during the years ended December 31, 2024 and 2023, respectively. The increase in cost was primarily driven by an unfavorable mix shift in the deposit portfolio and increased rates on Interest-bearing deposit accounts due to the competitive deposit market and an unfavorable mix shift in deposit balances.
Total money market accounts as of December 31, 2024 were $1.51 billion, an increase of $127.5 million, or 9.2%, compared to $1.39 billion as of December 31, 2023. Interest checking accounts decreased $8.1 million, or 5.5%, to $139.4 million compared to December 31, 2023.
Total time deposits as of December 31, 2024 were $471.4 million, a decrease of $25.0 million, or 5.0%, compared to December 31, 2023.
The following table presents the amount of certificates of deposit by time remaining until maturity as of December 31, 2024:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$24,697	$16,587	$25,768	$2,824	$69,876
Other	154,307	135,874	71,775	39,583	401,539
Total	$179,004	$152,461	$97,543	$42,407	$471,415
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2024 and 2023, borrowings totaled $109.6 million and $178.1 million, respectively.
On March 12, 2023, the FRB announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP was meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. As of December 31, 2023, the Company had pledged a par value of $44.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. In 2024, an additional $10.0 million was borrowed and $41.0 million was repaid, resulting in no outstanding balance as of December 31, 2024. The rate for the borrowings was based on the one year overnight swap rate plus 10 basis points and was fixed over the term of the advance based on the date of the advance.

The decrease in borrowings as of December 31, 2024, compared to December 31, 2023, was driven by a lower reliance on FHLB and FRB borrowings due to the decrease in loans. Additionally, borrowings from the Paycheck Protection Program Loan Facility ("PPPLF") from the Federal Reserve decreased from $3.5 million as of December 31, 2023 to $2.0 million as of December 31, 2024 due to the pay down of PPP loans. Borrowing from the PPPLF facility is expected to trend in the same direction as the PPP loan balances. The following table presents balances of each of the borrowing facilities as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
Borrowings
FHLB borrowings	$55,000	$91,175
Federal Reserve borrowings	2,038	34,536
Subordinated notes	52,565	52,340
Total	$109,603	$178,051
FHLB
We have a blanket pledge and security agreement with FHLB that requires certain loans and securities to be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2024 and 2023 amounted to $1.30 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $582.0 million as of December 31, 2024.

(dollars in thousands)	As of and for the Year Ended December 31, 2024
Short-term borrowings
Maximum outstanding at any month-end during the period	$178,712
Balance outstanding at end of period	55,000
Average outstanding during the period	51,250
Average interest rate during the period	5.23%
Average Interest rate at the end of the period	4.83
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10 million and $19 million. As of December 31, 2024 and 2023, there were no amounts outstanding on any of the federal funds lines.
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2024 and 2023, the Company was in compliance with the covenant requirements.
Derivatives
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of December 31, 2024 and 2023 was $50.0 million. As of December 31, 2024 and 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.

Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of December 31, 2024 and 2023 was $70.4 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. During the years ended December 31, 2024 and 2023, the Company recognized $0.3 million and $0.4 million, respectively, of fees related to new interest rate swaps, which are included in the Bank fees line of the Condensed Consolidated Statements of Income
Liquidity and Capital Resources
Liquidity resources primarily include interest-bearing and noninterest-bearing deposits which primarily contribute to our ability to raise funds to support asset growth, acquisitions, and meet deposit withdrawals and other payment obligations. Access to purchased funds primarily include the ability to borrow from FHLB, other correspondent banks and the use of brokered deposits.
The following table presents, during the periods shown, the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods presented:

	Average Percentage for the Year Ended December 31,
	2024	2023
Sources of Funds:
Deposits:
Noninterest-bearing	14.55%	18.12%
Interest-bearing	71.21	65.79
FHLB and Federal Reserve borrowings	2.42	4.71
Subordinated notes	1.85	1.85
Other liabilities	1.25	0.88
Shareholders’ equity	8.72	8.65
Total	100.00%	100.00%
Uses of Funds:
Total loans	84.75%	87.21%
Investment securities	2.69	2.81
Correspondent bank stock	0.19	0.29
Mortgage loans held for sale	0.63	0.41
Loans held at fair value	0.37	0.66
Interest-bearing deposits in other financial institutions	6.01	4.17
Noninterest-earning assets	5.36	4.45
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	16.97%	21.59%
Average loans to total average deposits	99.78	104.85
Average interest-bearing deposits to total average deposits	83.03	78.41
Our primary source of funds is interest-bearing and noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $9.6 million, or 3.9%, to $252.3 million as of December 31, 2024 compared to December 31, 2023. The increase was primarily due to Net income and a $0.7 million increase in Additional paid-in capital driven by stock-based compensation expense.

On June 13, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of December 31, 2024, there were 194,499 shares available for repurchase under the plan.
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2024 and 2023, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
The following table presents our regulatory capital ratios for the dates noted:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$244,390	10.54%
Consolidated	226,244	10.07	218,150	9.40
CET1 to risk-weighted assets
Bank	256,419	11.41	244,390	10.54
Consolidated	226,244	10.07	218,150	9.40
Total capital to risk-weighted assets
Bank	271,981	12.10	265,391	11.45
Consolidated	294,807	13.12	292,151	12.59
Tier 1 capital to average assets
Bank	256,419	8.94	244,390	8.71
Consolidated	226,244	7.88	218,150	7.77
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

The following presents future contractual obligations to make future payments for the periods presented:

	As of December 31, 2024
(dollars in thousands)	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years	5 Years or More		Total
FHLB and Federal Reserve	$55,000	$—	$2,038	$—		$57,038
Subordinated notes	—	—	—	52,565	(1)	52,565
Time deposits	429,009	7,472	34,934	—		471,415
Minimum lease payments	3,047	3,003	4,200	16,632		26,882
Total	$487,056	$10,475	$41,172	$69,197		$607,900
_____________________________
(1)Reflects contractual maturity dates of March 31, 2030, December 1, 2030, September 1, 2031, and December 15, 2032, although the Company can call the notes prior to their contractual maturity.
The following presents financial instruments whose contract amounts represent credit risk, as of the periods presented:

	December 31,
	2024		2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$68,427	$453,520	$86,398	$540,255
Standby letters of credit	13,864	8,000	13,922	12,094
Commitments to make loans to sell	19,769	—	18,917	—
Commitments to make loans	4,029	15,563	5,275	7,115
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
We have identified our Allowance for Credit Losses ("ACL") and Goodwill as being critical because our policies require management to use significant judgement and use subjective and complex measurements about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
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

ACL - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We perform periodic and systematic detailed reviews of our loan portfolio to assess overall collectability. The level of the ACL on loans reflects our estimate of the losses expected in the loan portfolio over the assets’ contractual term. As of December 31, 2024, the ACL had an ending balance of $18.3 million compared to the prior year ending balance of $23.9 million.
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
Changes in management’s assessment of the assumptions and key inputs used to determine the ACL could lead to changes in the ACL through increased or decreased provisions for credit losses. If actual losses and conditions differ materially from the assumptions used to determine the ACL, our actual credit losses could differ materially from our ACL estimate. A sensitivity analysis of our ACL was performed as of September 30, 2024 to estimate credit losses by increasing and decreasing model inputs such as economic forecasts including HPI, GDP, and national unemployment, the forecast period, the forecast reversion period, and prepayment rates, among others. Incorporating key model input changes in our calculation of the ACL resulted in both increases and decreases to the ACL. Management reviews the sensitivity analysis results to understand the impact that changes to model inputs and assumptions have on the model output. While management believes that it has established adequate allowances for lifetime credit losses on loans, actual results may prove different, and the differences could be material.
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
We performed a qualitative goodwill assessment as of October 31, 2024. The qualitative assessment was performed to determine whether it is more likely than not that the fair value of the Wealth Management reporting unit is less than its carrying value, including goodwill. In performing the assessment, the Company considered several factors, including macroeconomic conditions, actual operating results, forecasts, economic projections, and market data. Based on the results of the qualitative assessment, we believe that the fair value of our Wealth Management reporting unit continues to exceed the carrying value, including goodwill, as of the most recent assessment date.
Significant negative industry or economic trends, including declines in the market price of our stock, reduced estimates of future cash flows or business disruptions, could result in impairments to goodwill in the future, which would result in recording an impairment loss. Any resulting impairment loss could have a material impact on our financial condition and results of operation. Management will continue evaluating the economic conditions at future reporting periods for triggering events.
Goodwill totaled $30.4 million as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, there has not been any impairment of goodwill identified or recorded. See Note 6 – Goodwill and Other Intangible Assets for further information on Goodwill.

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
Our exposure to interest rate risk is reviewed at least quarterly by the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within Board of Director-approved limits.
The following presents the sensitivity in net interest income and fair value of equity as of the dates indicated, using a parallel ramp scenario:

	As of December 31,
	2024		2023
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	0.94%	(8.37)%	(5.19)%	(11.03)%
100	(2.51)	(2.30)	(2.82)	(5.90)
Base	—	—	—	—
-100	5.11	6.94	2.38	3.16
-200	16.86	2.97	8.27	(5.27)
The model simulations as of December 31, 2024 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2023.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-56 of this Annual Report on Form 10-K.
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2025 expressed an unqualified opinion.

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

Allowance for Credit Losses (“ACL”) on Loans – Modeling Techniques and Qualitative Adjustments

As disclosed in Notes 1 and 4 to the consolidated financial statements, as of December 31, 2024 the Company’s ACL on loans was $18.3 million and provision for credit losses on loans was $3.4 million for the year then ended.

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

Our audit procedures to address this critical audit matter primarily included the following:

•Tested the operating effectiveness of controls over the modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of December 31, 2024, including:

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

•Substantively tested management’s application of the selected modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of December 31, 2024, including:

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
March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited First Western Financial Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements") and our report dated March 7, 2025 expressed an unqualified opinion.

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

/s/ Crowe LLP

Denver, Colorado
March 7, 2025

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2024	2023
Assets
Cash and cash equivalents:
Cash and due from banks	$9,770	$7,284
Interest-bearing deposits in other financial institutions	226,271	247,158
Total cash and cash equivalents	236,041	254,442

Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71 (fair value of $68,161 and $66,617), respectively	75,724	74,102
Correspondent bank stock, at cost	5,864	7,155
Mortgage loans held for sale, at fair value	25,455	7,254
Loans held for sale, at fair value	251	—
Loans (includes $7,283 and $13,726 measured at fair value, respectively)	2,425,565	2,530,915
Allowance for credit losses	(18,330)	(23,931)
Loans, net	2,407,235	2,506,984
Premises and equipment, net	24,129	25,256
Accrued interest receivable	10,364	11,428
Accounts receivable	4,763	5,095
Other receivables	5,710	4,467
Other real estate owned, net	35,929	—
Goodwill and other intangible assets, net	31,627	31,854
Deferred tax assets, net	3,079	6,407
Company-owned life insurance	16,961	16,530
Other assets	35,905	24,488
Total assets	$2,919,037	$2,975,462

Liabilities
Deposits:
Noninterest-bearing	$375,603	$482,579
Interest-bearing	2,138,606	2,046,460
Total deposits	2,514,209	2,529,039
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	57,038	125,711
Subordinated notes	52,565	52,340
Accrued interest payable	1,995	3,793
Other liabilities	40,908	21,841
Total liabilities	2,666,715	2,732,724

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,667,142 and 9,581,183 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	193,585	192,894
Retained earnings	59,515	51,042
Accumulated other comprehensive loss	(778)	(1,198)
Total shareholders’ equity	252,322	242,738
Total liabilities and shareholders’ equity	$2,919,037	$2,975,462
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$140,054	$135,429
Loans accounted for under the fair value option	636	1,335
Investment securities	2,658	2,463
Interest-bearing deposits in other financial institutions	8,840	5,711
Dividends, restricted stock	463	620
Total interest and dividend income	152,651	145,558

Interest expense:
Deposits	82,541	65,460
Other borrowed funds	5,786	8,993
Total interest expense	88,327	74,453
Net interest income	64,324	71,105
Less: Provision for credit losses	1,933	10,355
Net interest income, after provision for credit losses	62,391	60,750

Non-interest income:
Trust and investment management fees	19,193	18,788
Net gain on mortgage loans	4,912	2,826
Net loss on loans held for sale	(105)	(178)
Bank fees	2,036	2,022
Risk management and insurance fees	1,664	919
Income on company-owned life insurance	431	378
Net loss on loans accounted for under the fair value option	(999)	(2,010)
Unrealized loss recognized on equity securities	(33)	(22)
Other	581	(775)
Total non-interest income	27,680	21,948
Total income before non-interest expense	90,071	82,698

Non-interest expense:
Salaries and employee benefits	45,040	45,202
Occupancy and equipment	8,282	7,597
Professional services	7,951	7,638
Technology and information systems	4,170	3,497
Data processing	4,179	4,539
Marketing	1,208	1,540
Amortization of other intangible assets	226	250
Other	7,436	5,374
Total non-interest expense	78,492	75,637
Income before income taxes	11,579	7,061
Income tax expense	3,106	1,836
Net income available to common shareholders	$8,473	$5,225

Earnings per common share:
Basic	$0.88	$0.55
Diluted	0.87	0.54

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2024	2023
Net income	$8,473	$5,225
Other comprehensive income:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	501	354
Income tax effect	(120)	(93)
Unrealized gain on cash flow hedge	52	77
Income tax effect	(13)	(19)
Total other comprehensive income	420	319
Comprehensive income	$8,893	$5,544
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2023	9,495,440	$190,494	$51,887	$(1,517)	$240,864
Cumulative change in accounting principle(1)	—	—	(5,319)	—	(5,319)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	9,495,440	190,494	46,568	(1,517)	235,545
Net income	—	—	5,225	—	5,225
Other comprehensive income, net of tax and reclassifications	—	—	—	319	319
Dissolution of RSI entity	—	751	(751)	—	—
Settlement of share awards	73,483	(439)	—	—	(439)
Options exercised	12,260	245	—	—	245
Stock-based compensation	—	1,843	—	—	1,843
Balance as of December 31, 2023	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	8,473	—	8,473
Other comprehensive income, net of tax and reclassifications	—	—	—	420	420
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Settlement of share awards	91,460	(706)	—	—	(706)
Stock-based compensation	—	1,486	—	—	1,486
Balance as of December 31, 2024	9,667,142	$193,585	$59,515	$(778)	$252,322
_____________________________
(1)Refer to Note 1 – Organization and Summary of Significant Accounting Policies for further information.
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$8,473	$5,225
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of investment securities	(75)	(14)
Stock dividends received on correspondent bank stock	(463)	(620)
Provision for credit losses	1,933	10,355
Net loss on loans held for sale	105	178
Net gain on mortgage loans	(4,912)	(2,826)
Origination of mortgage loans held for sale	(383,307)	(276,045)
Proceeds from mortgage loans	369,629	280,462
Loss on disposal of fixed assets	—	8
Depreciation and amortization	2,565	2,377
Net amortization of purchase accounting adjustments	138	457
Deferred income tax expense	3,123	2,057
Income on company-owned life insurance	(431)	(378)
Stock-based compensation	1,486	1,843
Provision for other real estate owned	1,107	—
Unrealized loss recognized on equity securities	33	22
Net loss on loans accounted for under the fair value option	999	2,010
Net changes in operating assets and liabilities:
Change in accounts receivable	550	(307)
Change in accrued interest receivable and other assets	(670)	(4,513)
Change in accrued interest payable and other liabilities	(827)	1,589
Net cash (used in) provided by operating activities	(544)	21,880
Cash flows from investing activities
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	8,736	7,243
Purchases	(9,782)	—
Purchases of correspondent bank stock	(6,865)	(40,819)
Redemption of correspondent bank stock	8,619	41,394
Contributions to low-income housing tax credit investments	(803)	(1,140)
Loan and note receivable originations and principal collections, net	85,426	(110,151)
Purchases of premises and equipment	(1,213)	(2,347)
Proceeds from loans held for sale previously classified as loans held for investment	5,582	40,602
Purchase of loans	(23,259)	(1,173)
Net cash provided by (used in) investing activities	66,441	(66,391)
Cash flows from financing activities
Net change in deposits	(14,830)	123,810
Payments to Federal Home Loan Bank borrowings	(276,201)	(1,572,743)
Proceeds from Federal Home Loan Bank borrowings	240,026	1,482,419
Payments to Federal Reserve borrowings	(42,498)	(292,511)
Proceeds from Federal Reserve borrowings	10,000	361,660
Repurchase of common stock	(89)	—
Proceeds from the exercise of stock options	—	245
Cash paid for withholding taxes on share-based awards	(706)	(439)
Net cash (used in) provided by financing activities	(84,298)	102,441

Net change in cash and cash equivalents	(18,401)	57,930
Cash and cash equivalents, beginning of year	254,442	196,512
Cash and cash equivalents, end of period	$236,041	$254,442

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(in thousands)

	Years Ended December 31,
	2024	2023
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$90,125	$71,785
Income tax payment	93	2,907
Cash paid for lease liabilities	3,576	3,531
Supplemental noncash disclosures:
Transfer of loans held for investment to loans held for sale	5,834	39,221
Adoption of ASU 2016-13, net of tax	—	5,319
Dissolution of RSI entity	—	751
Lease right-of-use-asset obtained in exchange for lease liabilities	12,619	2,992
Transfers from loans, net of participations, to other real estate owned	27,390	—

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
The Company provides a fully-integrated suite of wealth management services including private banking, personal trust, investment management, mortgage loans, and institutional asset management services to individual and corporate clients principally in Colorado (metro Denver, Aspen, Boulder, Fort Collins, Loveland, and Vail Valley), Arizona (Phoenix and Scottsdale), California (Century City), Montana (Bozeman), and Wyoming (Jackson Hole, Pinedale, Rock Springs, and Cheyenne). The Company’s revenues are generated from its full range of product offerings as noted above, but principally from net interest income (the interest income earned on the Bank’s assets net of funding costs), fee-based wealth advisory, investment management, asset management and personal trust services, and net gains earned on mortgage loans.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2024 and December 31, 2023, 78.9% and 76.1%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Investment Securities: Investments for which we have the intent and ability to hold to their maturity are classified as held-to-maturity debt securities and are recorded at amortized cost. Held-to-maturity debt securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.
Equity mutual funds are recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Unrealized loss recognized on equity securities line of the Consolidated Statements of Income.
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
ACL - Held-to-maturity (“HTM”) debt securities: On January 1, 2023, the Company adopted FASB ASU 2016-13, Financial Instruments - Credit Losses, which significantly changed the allowance for credit loss accounting policies for debt securities. The following debt securities and allowance for credit loss accounting policies are presented under Accounting Standards Codification (“ASC”) Topic 326.
The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label collateralized mortgage obligations ("CMO") and mortgage-backed securities ("MBS") debt securities and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
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
Correspondent Bank Stock: Correspondent bank stock includes stock in the Federal Home Loan Bank of Topeka ("FHLB"), Federal Reserve Bank ("FRB"), and Bankers’ Bank of the West ("BBW"), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB and FRB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB and FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2024 and 2023. Both cash and stock dividends are reported as income when received.
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
Loans: Loans the Company has the intent and ability to hold for the foreseeable future, until maturity, or until payoff are reported at their outstanding unpaid principal balances, adjusted for charge-offs and recoveries, net of deferred costs (fees) and unamortized premiums/(unaccreted discounts), and the allowance for credit losses (unless accounted for under the fair value option). Interest income is accrued on unpaid principal balances. Fees received at origination, net of certain direct origination costs for providing loan commitments and letters of credit that result in loans, are deferred and amortized to interest income over the life of the related loan or until payoff, at which time the remaining unamortized fee is recorded as interest income. Fees, net of certain direct origination costs on commitments and letters of credit, are amortized to interest income over the commitment period.

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
•Cash, Securities and Other—consists of consumer and commercial purpose loans that are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. In addition, loans in this portfolio are collateralized with other sources of collateral. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item and had balances of $2.0 million and $4.2 million as of December 31, 2024 and 2023, respectively.
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $7.5 million and $14.1 million as of December 31, 2024 and December 31, 2023, respectively.
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
•Commercial and Industrial—consists of commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. This portfolio primarily consists of term loans and lines of credit which are dependent on the strength of the industries of the related borrowers and the success of their businesses. MSLP loans of $1.7 million and $5.1 million as of December 31, 2024 and 2023, respectively, are included in this category.
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
Allowance for Credit Losses (“ACL”) loans: On January 1, 2023, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which significantly changed the loan and allowance for credit loss accounting policies. The following loan and allowance for credit loss accounting policies are presented under Accounting Standards Codification ("ASC") Topic 326.

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
Modifications: On January 1, 2023, the Company adopted FASB ASU 2022-02, Financial Instruments - Credit Losses, Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Accounting Standard Codification (“ASC”) Subtopic 310-40, and enhanced the disclosure requirements for certain loan refinancing and restructures by creditors when a borrower is experiencing financial difficulty. The company identifies modifications to borrowers experiencing financial difficulty as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. The allowance for credit losses on loans that are considered modifications to borrowers experiencing financial difficulty are measured using the same method as all other loans held for investment.
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
Other Real Estate Owned ("OREO"): Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value less estimated selling cost at acquisition date, establishing a new cost basis. The Company is considered to have received physical possession of real estate property collateralizing a loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized within non-interest expense and the asset carrying value is reduced. Gain or loss on disposition of OREO is recorded in non-interest income. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually by applying a fair value-based test using discounted estimated future net cash flows. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their estimated fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on an accelerated basis over periods representing the estimated remaining lives of the assets of one to ten years and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. As of December 31, 2024, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.
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
In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced ("TBA"), which we refer to as forward commitments. TBA agreements are forward contracts to purchase mortgage backed securities that will be issued by a US Government Sponsored Enterprise. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Consolidated Statements of Income.
Deposits: Deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Deposit Concentrations: Total deposits have some concentration through third party networks or sources. As of December 31, 2024, $963.2 million or 38.3% of Total deposits were made up of reciprocal deposits and $134.5 million or 5.4% were sourced through deposit brokers. As of December 31, 2024, 32.0% of our total deposits consisted of our 10 largest depositors.
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
Bank Term Funding Program: On March 12, 2023, in response to two large bank failures, the Federal Reserve Board announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors. The additional funding was made available through the creation of a new Bank Term Funding Program (“BTFP”), offering loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets valued at par as collateral. The BTFP was meant to be an additional resource of liquidity against high-quality securities, eliminating an institutions need to quickly sell those securities in times of stress. See Note 9 – Borrowings for details on the Company’s borrowings.
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
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of taxes, which subsequent to being transferred to held-to-maturity debt securities, are amortized with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Other comprehensive income also includes unrealized gains and losses on cash flow hedges, net of taxes, which are also recognized as a separate component of equity.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance based incentive fees were earned with respect to investment management contracts for the years ended December 31, 2024 and 2023. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023 are considered in scope of Topic 606.
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

In general, the transition away from LIBOR may result in increased market risk, credit risk, operational risk, and business risk for the Company. The Company completed a LIBOR transition plan, which addressed governance, risk management, legal, operational, systems, fallback language, and other aspects of planning. The Company no longer originates LIBOR indexed loans and as of December 31, 2023, all loans indexed to LIBOR were converted to the new index. Consumer indexed loans are being managed in accordance with Interagency Guidance.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2024.
On November 27, 2023, the FASB issued ASU 2023-07 Segment Reporting - Improvements to Reportable Segment Disclosures, which provided additional transparency into a company's reportable segments’ significant expenses on an interim and annual basis. This guidance was effective for companies with fiscal years beginning after December 14, 2023 and interim periods with fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on January 1, 2024 on a retrospective approach. Refer to Note 18 - Segment Reporting for additional information.
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
On November 4, 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires companies to disclose additional information about certain expenses. This guidance is effective for companies with fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this standard beginning January 1, 2027. The Company is currently evaluating these new disclosure requirements and does not expect the adoption to have a material impact.
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(4)	$242	$—
Corporate bonds	23,578	—	(2,801)	20,777	(71)
Government National Mortgage Association ("GNMA") MBS – residential	31,361	—	(3,383)	27,978	—
Federal National Mortgage Association ("FNMA") MBS – residential	12,011	—	(689)	11,322	—
Government collateralized mortgage obligations ("GMO") and MBS – commercial	5,075	5	(483)	4,597	—
Corporate CMO and MBS	3,524	—	(279)	3,245	—
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)

December 31, 2023	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$253	$—	$(11)	$242	$—
Corporate bonds	23,687	—	(3,020)	20,667	(71)
GNMA mortgage-backed securities – residential	34,579	—	(3,410)	31,169	—
FNMA mortgage-backed securities – residential	6,035	—	(509)	5,526	—
Government GMO and MBS – commercial	5,836	9	(377)	5,468	—
Corporate CMO and MBS	3,783	—	(238)	3,545	—
Total debt securities held-to-maturity	$74,173	$9	$(7,565)	$66,617	$(71)
Net accretion of premiums and discounts related to held-to-maturity debt securities during each of the years ended December 31, 2024 and 2023 totaled $0.1 million and $0.0 million, respectively, and is included in Net interest income in the Consolidated Statements of Income.
As of December 31, 2024, the amortized cost and estimated fair value of held-to-maturity debt securities have contractual maturity dates shown in the table below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

December 31, 2024	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	4,241	4,015
Due between five years and ten years	19,410	16,844
Due after ten years	173	160
Securities (CMO and MBS)	51,971	47,142
Total	$75,795	$68,161
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the year ended December 31, 2024 and 2023, the Company made $0.5 million and $0.8 million in contributions to the partnerships, respectively. During the year ended December 31, 2024 and 2023, the Company received a $0.3 million and $0.1 million return on investment from the partnerships, respectively. As of December 31, 2024 and 2023, the Company held a balance of $2.5 million and $2.0 million, respectively, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $3.5 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made $0.2 million and $0.2 million in contributions to the SBIC fund during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company held a balance of $2.4 million and $2.2 million, respectively, in the SBIC fund, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of December 31, 2024, securities with market values totaling $31.1 million were pledged to secure various public deposits and credit facilities of the Company. As of December 31, 2023, securities with carrying values of $45.1 million were pledged to secure various public deposits and credit facilities of the Company, including $39.3 million pledged under the BTFP program (refer to Note 1 – Organization and Summary of Significant Accounting Policies for more information on the BTFP program).
As of December 31, 2024 and 2023, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any securities during the years ended December 31, 2024 or 2023.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on Held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Accrued interest receivable on held-to-maturity debt securities totaled $0.3 million and $0.4 million at December 31, 2024 and 2023, respectively, and and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following table presents the activity in the allowance for credit losses for Held-to-maturity debt securities by major security type for the years ended:

	Year Ended December 31,
	2024		2023
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$—	$—
Impact of ASU 2016-13 adoption	—	—	71	—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—
The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis. As of December 31, 2024, there were no held-to-maturity debt securities past due or on non-accrual.
NOTE 3 – CORRESPONDENT BANK STOCK
The following table presents the Company’s investments in correspondent bank stock, as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
FHLB	$5,828	$7,123
BBW	36	32
Total	$5,864	$7,155

NOTE 4 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following table presents a summary of the Company’s loans at amortized cost as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
Cash, Securities and Other	$119,834	$139,947
Consumer and Other	17,482	27,028
Construction and Development	314,481	345,516
1-4 Family Residential	962,901	927,965
Non-Owner Occupied CRE	611,239	543,692
Owner Occupied CRE	172,019	195,861
Commercial and Industrial	220,326	337,180
Total	2,418,282	2,517,189
Allowance for credit losses	(18,330)	(23,931)
Total, net	2,399,952	2,493,258
Loans accounted for under the fair value option(1)	7,283	13,726
Loans, net	$2,407,235	$2,506,984
_____________________________
(1)Includes $7.5 million and $14.1 million of unpaid principal balance of loans held for investment measured at fair value as of December 31, 2024 and December 31, 2023 respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 16 – Fair Value.
As of December 31, 2024 and 2023, total loans held for investment included $164.3 million and $208.2 million, respectively, of performing loans purchased through mergers or acquisitions.
As of December 31, 2024 the Cash, Securities, and Other portion of the loan portfolio included $2.0 million of SBA Paycheck Protection Program (“PPP”) loans, or 1.7% of the total category. As of December 31, 2023, the Cash, Securities, and Other portion of the loan portfolio included $4.2 million of PPP loans, or 3.0% of the total category.
As of December 31, 2024, the Company’s Commercial and Industrial loans included one Main Street Lending Program (“MSLP”) loan with a net carrying amount of $1.7 million, or 0.8% of the total category. This MSLP loan is risk rated pass. As of December 31, 2023, the Company’s Commercial and Industrial loans included three MSLP loans with the net carrying amount of $5.1 million, or 1.5% of the total category.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities and Other	$—	$—	$1,704	$1,704	$118,130	$119,834	$—	$119,834
Consumer and Other	—	—	—	—	17,482	17,482	7,283	24,765
Construction and Development	—	—	—	—	314,481	314,481	—	314,481
1-4 Family Residential	3,971	—	—	3,971	958,930	962,901	—	962,901
Non-Owner Occupied CRE	—	—	—	—	611,239	611,239	—	611,239
Owner Occupied CRE	350	—	—	350	171,669	172,019	—	172,019
Commercial and Industrial	4,999	—	10,870	15,869	204,457	220,326	—	220,326
Total	$9,320	$—	$12,574	$21,894	$2,396,388	$2,418,282	$7,283	$2,425,565

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities and Other	$—	$76	$1,704	$1,780	$138,167	$139,947	$—	$139,947
Consumer and Other	676	11	7,504	8,191	18,837	27,028	13,726	40,754
Construction and Development	—	1,500	—	1,500	344,016	345,516	—	345,516
1-4 Family Residential	1,093	—	2,722	3,815	924,150	927,965	—	927,965
Non-Owner Occupied CRE	—	—	—	—	543,692	543,692	—	543,692
Owner Occupied CRE	—	—	3,980	3,980	191,881	195,861	—	195,861
Commercial and Industrial	19,305	1,085	29,180	49,570	287,610	337,180	—	337,180
Total	$21,074	$2,672	$45,090	$68,836	$2,448,353	$2,517,189	$13,726	$2,530,915
_____________________________
(1)Refer to Note 16 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of December 31, 2024, the Company did not have any loans more than 90 days delinquent and accruing interest. As of December 31, 2023, the Company had one loan, totaling $0.3 million, in the 1-4 Family Residential portfolio that was more than 90 days delinquent and accruing interest.
Loan Modifications
GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The following table presents the amortized cost basis as of December 31, 2024 of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the year ended December 31, 2024:

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$967	$—	$—	0.4%
Total	$—	$—	$967	$—	$—
The following table presents the amortized cost basis as of December 31, 2023 of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the year ended December 31, 2023:

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$2,123	$183	$—	0.7%
Total	$—	$—	$2,123	$183	$—

The following table present the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

	Year Ended December 31,
	2024			2023
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	—	—	5 months	$185	—	9 months
There were no loans that experienced a default during the years ended December 31, 2024 and 2023, subsequent to being granted a modification in the preceding twelve months.
As a result of the COVID-19 pandemic, a loan modification program was designed and implemented to assist our clients experiencing financial stress resulting from the economic impacts caused by the global pandemic. The Company offered loan extensions, temporary payment moratoriums, and financial covenant waivers for commercial and consumer borrowers impacted by the pandemic who have a pass risk rating and have not been delinquent over 30 days on payments in the last 2 years prior to the loan modification. In 2021, the deferral period ended for all non-acquired loans previously modified and payments have resumed under the original terms. As of December 31, 2024 and 2023, the Company’s loan portfolio included 36 and 41 non-acquired loans, respectively, which were previously modified under the loan modification program, totaling $56.4 million and $71.3 million, respectively. Through the Teton Acquisition, the Company acquired loans which were previously modified. As of December 31, 2024 and 2023, there were 11 and 14 of these loans, respectively, totaling $2.5 million and $2.9 million, respectively. All loans modified in response to COVID-19 are classified as performing and pass rated as of December 31, 2024. These loans are included in the allowance for credit loss general reserve in accordance with ASU 2016-13.
Non-Accrual Loans
The accrual of interest on loans is discontinued at the time the loan becomes 90 days or more delinquent unless the loan is well secured and in the process of collection or renewal due to maturity. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged off if collection of interest or principal is considered doubtful. The following presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing by class as of the date noted:

	December 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Commercial and Industrial	10,870	11,048	—
Total	$12,574	$12,752	$—
_____________________________
(1)As of December 31, 2024, the Company had an allowance of $0.1 million on non-performing loans.

	December 31, 2023
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Consumer and Other	4	7,504	—
Construction and Development	2,719	2,719	—
1-4 Family Residential	578	3,016	285
Owner Occupied CRE	—	3,980	—
Commercial and Industrial	2,355	31,893	—
Total	$7,360	$50,816	$285
____________________________
(1)As of December 31, 2023, the Company had an allowance of $3.8 million on non-performing loans.

The Company recognized $0.0 million and $0.2 million of interest income on non-accrual loans during the years ended December 31, 2024 and 2023, respectively.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of December 31, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Commercial and Industrial	—	—	12,015	12,015
Total	$—	$1,704	$12,015	$13,719

	As of December 31, 2023
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Consumer and Other	—	—	7,500	7,500
Construction and Development	2,719	—	—	2,719
1-4 Family Residential	3,016	—	—	3,016
Owner Occupied CRE	3,980	—	—	3,980
Commercial and Industrial	—	—	31,893	31,893
Total	$9,715	$1,704	$39,393	$50,812
Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. In the year ended December 31, 2024, the Company recorded $37.0 million of OREO as a result of obtaining physical possession of foreclosed properties as partial consideration for amounts owed on non-performing loans related to an isolated loan relationship. During the quarter ended December 31, 2024, the Company recorded an OREO provision of $1.1 million. As of December 31, 2024, these OREO properties had a carrying amount of $35.9 million. As of December 31, 2023, the Company did not own any OREO properties. Operating expenses related to OREO were $0.2 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, there were no loans secured by real estate in the process of foreclosure.
Allowance for Credit Losses on Loans
The Allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2024 and 2023 was $9.8 million and $10.8 million, respectively, presented in Accrued interest receivable on the Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.

The Allowance for credit losses for loans represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The $5.6 million decrease in Allowance for credit losses during the year ended December 31, 2024 was predominately due to net pay downs in the loan portfolio, modest HPI, GDP, and unemployment forecast improvements, and the migration of one loan relationship out of non-performing loans and into OREO, pay downs, and charge-offs.
Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following table presents the gross loan activity in the allowance for credit losses by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the year ended December 31, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release of) provision for credit losses	(551)	82	(2,761)	824	2,015	(380)	4,210	3,439
Charge-offs	—	(50)	—	—	—	—	(9,352)	(9,402)
Recoveries	—	29	—	6	—	—	327	362
Ending balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the year ended December 31, 2023:
Beginning balance, prior to the adoption of ASU 2016-13	$1,198	$191	$2,025	$6,309	$3,490	$1,510	$2,460	$17,183
Impact of adopting ASU 2016-13	193	106	4,681	(2,808)	(689)	(104)	2,091	3,470
(Release of) provision for credit losses	(430)	(94)	1,239	856	(476)	(372)	11,354	12,077
Charge-offs	—	(101)	—	—	—	—	(8,737)	(8,838)
Recoveries	—	22	—	13	—	—	4	39
Ending balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
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
The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of December 31, 2024 and 2023. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands).

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$64,582	$118,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$66,286	$119,834
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$3,587	$4	$1,518	$355	$380	$548	$11,090	$17,482
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	1	—	6,215	940	71	56	—	7,283
Total Consumer and Other	$3,588	$4	$7,733	$1,295	$451	$604	$11,090	$24,765
Current year-to-date gross write-offs	$—	$1	$—	$—	$10	$39	$—	$50
Construction and Development
Pass	$48,872	$58,224	$191,874	$992	$9,395	$—	$839	$310,196
Special mention	—	—	—	—	—	—	—	—
Substandard	469	3,816	—	—	—	—	—	4,285
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$49,341	$62,040	$191,874	$992	$9,395	$—	$839	$314,481
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Pass	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$4,177	$3,126	$44,034	$41,663	$29,402	$45,640	$1,531	$169,573
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,096	—	—	—	350	2,446
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$4,177	$3,126	$46,130	$41,663	$29,402	$45,640	$1,881	$172,019
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$21,922	$9,741	$58,160	$11,324	$5,435	$27,237	$58,665	$192,484
Special mention	—	456	685	—	—	—	7,979	9,120
Substandard	967	178	1,988	—	4,422	10,871	296	18,722
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$22,889	$10,375	$60,833	$11,324	$9,857	$38,108	$66,940	$220,326
Current year-to-date gross write-offs	$—	$1,202	$16	$6,935	$1,199	$—	$—	$9,352
Total pass	$237,179	$209,282	$910,316	$294,674	$225,078	$208,943	$296,533	$2,382,005
Total special mention	—	456	685	—	—	—	7,979	9,120
Total substandard	1,436	3,994	4,084	—	4,422	10,871	2,350	27,157
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	1	—	6,215	940	71	56	—	7,283
Total	$238,616	$213,732	$921,300	$295,614	$229,571	$219,870	$306,862	$2,425,565
_____________________________
(1)Includes loans held for investment measured at fair value as of December 31, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

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
_____________________________
(1)Includes loans held for investment measured at fair value as of December 31, 2023. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

NOTE 5 – PREMISES AND EQUIPMENT, NET
The following presents a summary of the cost and accumulated depreciation of premises and equipment as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
Building and building improvements	$12,207	$12,190
Leasehold improvements, including artwork	14,178	14,336
Land	4,980	4,980
Equipment and software	7,572	6,619
Gross premise and equipment	38,937	38,125
Less: accumulated depreciation	(14,808)	(12,869)
Premises and equipment, net	$24,129	$25,256
During the year ended December 31, 2024 and 2023, the Company retired an immaterial amount of equipment and software for an immaterial loss.
Depreciation expense for Premises and equipment, net for the years ended December 31, 2024 and 2023 totaled $2.3 million and $2.2 million, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $30.4 million as of December 31, 2024 and 2023. As of December 31, 2024, there has not been any impairment of goodwill identified or recorded.
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
The following presents the Company’s intangible assets and related accumulated amortization as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
Other intangibles	$5,270	$5,926
Less: accumulated amortization on other intangibles	(4,043)	(4,472)
Other intangible assets, net	$1,227	$1,454
Amortization expense on definite-lived customer relationship and non-compete intangible assets was $0.2 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2024 (dollars in thousands):

Year Ending December 31,	Expense
2025	$206
2026	193
2027	183
2028	175
2029	166
Thereafter	304
Total	$1,227

NOTE 7 – LEASES
Leases in which the Company is determined to be the lessee are primarily operating leases comprised of real estate property and office space for our corporate headquarters and profit centers with terms that extend to 2036. In accordance with ASC 842, operating leases are required to be recognized as a right-of-use asset with a corresponding lease liability.
The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Consolidated Balance Sheets, as of the dates noted:

		December 31,
(dollars in thousands)		2024	2023
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$19,161	$8,929

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$20,959	$10,900
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

	December 31,
	2024	2023
Weighted-Average Remaining Lease Term
Operating leases	9.09 years	4.67 years

Weighted-Average Discount Rate
Operating leases	4.14%	2.78%
The Company’s operating leases contain fixed and variable lease components and it has elected to account for all classes of underlying assets as a single lease component. Variable lease costs primarily represent common area maintenance and parking. The Company recognized lease costs in Occupancy and equipment expense in the accompanying Consolidated Statements of Income. The following table represents the Company’s net lease costs during the periods presented:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Lease Costs
Operating lease cost	$3,370	$2,964
Variable lease cost	2,282	1,953
Lease costs, net	$5,652	$4,917

The following table presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2025	$3,047
2026	1,673
2027	1,330
2028	1,200
2029	3,000
Thereafter	16,632
Total future minimum lease payments	26,882
Less: imputed interest	(5,923)
Present value of net future minimum lease payments	$20,959
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the years ended December 31, 2024 and 2023, the Company recognized $0.3 million of lease income.
The following table presents a maturity analysis of the Company’s lease payments to be received on an annual basis for each of the next three years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2025	$194
2026	149
2027	124
Thereafter	—
Total undiscounted operating lease income	$467
NOTE 8 – DEPOSITS
The following table presents the Company’s interest-bearing deposits as of the dates noted:

	December 31,
(dollars in thousands)	2024	2023
Money market deposit accounts	$1,513,605	$1,386,149
Time deposits	471,415	496,452
Interest checking accounts	139,374	147,488
Savings accounts	14,212	16,371
Total interest-bearing deposits	$2,138,606	$2,046,460
Aggregate time deposits of $250 or greater	$96,310	$91,038
Overdraft balances classified as loans totaled $0.2 million and $0.1 million as of December 31, 2024 and 2023, respectively.
The following table presents the scheduled maturities of all time deposits for the next five years ending December 31 (dollars in thousands):

Year Ending December 31,	Time Deposits
2025	$429,008
2026	3,454
2027	4,018
2028	34,644
2029	291
Total	$471,415

NOTE 9 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2024 and 2023 amounted to $1.30 billion and $1.31 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $582.0 million as of December 31, 2024.
On March 12, 2023, the FRB announced it would make additional funding available to eligible depository institutions to help assure banks have the ability to meet the needs of depositors made available through the creation of a new Bank Term Funding Program ("BTFP"). The BTFP was meant to be an additional resource of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of December 31, 2023, the Company had pledged a par value of $44.3 million in securities under the BTFP and borrowed $31.0 million with a maturity date of March 27, 2024. In 2024, an additional $10.0 million was borrowed and $41.0 million was repaid, resulting in no outstanding balance as of December 31, 2024.
Upon maturity, the Company renewed a three-month $50.0 million FHLB advance on October 1, 2024. The rate for the borrowing is adjusted daily based on the SOFR rate plus 15.5 basis points. The advance matured on January 2, 2025 and was renewed for an additional three months.
The Company had the following required maturities on FHLB and FRB borrowings as of the dates noted (dollars in thousands):

		December 31,
Maturity Date	Rate %	2024	2023
March 27, 2024	4.78%	$—	$30,997
March 29, 2024	5.60	—	50,000
January 1, 2025(1)	4.57	5,000	41,175
January 2, 2025	4.53	50,000	—
Total		$55,000	$122,172
_____________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. For the years ended December 31, 2024 and 2023, the Company had outstanding $2.0 million and $3.5 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of December 31, 2024 and 2023, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company's subordinated notes included in the Subordinated notes line of the Consolidated Balance Sheets (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance as of December 31, 2024(1)
March 2020	5.125% per annum until 3/31/2025, then alternative rate plus 450 basis points until maturity	Quarterly	3/31/2030	$8,000	$120	$7,994
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,953
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,908
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,710
_____________________________
(1)Remaining net balance includes amortization of debt issuance costs.
For the years ended December 31, 2024 and 2023, the Company recorded $2.7 million of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 22 – Regulatory Capital Matters for additional information. As of December 31, 2024 and 2023, the Company was in compliance with the covenant requirements.
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	December 31,
	2024		2023
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$68,427	$453,520	$86,398	$540,255
Standby letters of credit	13,864	8,000	13,922	12,094
Commitments to make loans to sell	19,769	—	18,917	—
Commitments to make loans	4,029	15,563	5,275	7,115
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

	December 31,
	2024	2023
Beginning balance	$2,178	$419
Impact of adopting ASU 2016-13	—	3,481
Release of credit losses	(1,506)	(1,722)
Ending balance	$672	$2,178
Litigation, Claims, and Settlements
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
On June 13, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of December 31, 2024, there were 194,499 shares available for repurchase under the plan.
Stock-Based Compensation Plans

The 2008 Stock Incentive Plan (“the 2008 Plan”) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan ("the 2016 Plan") and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of December 31, 2024, there were a total of 468,753 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.
Stock Options
The Company did not grant any stock options during the years ended December 31, 2024 and 2023.
During the years ended December 31, 2024 and 2023, the Company recognized no stock based compensation expense associated with stock options. As of December 31, 2024, the Company has no unrecognized stock-based compensation expense related to stock options.
The following table presents activity for nonqualified stock options for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	130,936	$23.79
Exercised	—	—
Forfeited or expired	(51,175)	21.43
Outstanding as of December 31, 2024	79,761	25.30	1.02 years	(1)
Options fully vested/exercisable as of December 31, 2024	79,761	25.30	1.02 years	(1)
_____________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of December 31, 2024 and 2023, there were 79,761 and 130,936 options, respectively, that were exercisable. Exercise prices are between $24.32 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 and 2026. During the year ended December 31, 2023, 12,260 options were exercised as at a weighted average exercise price of $20.00, which resulted in $0.2 million of cash received.
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
The following table presents the activity for the Time Vesting Units and the Financial Performance Units during the year ended December 31, 2024:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2023	242,524	291,416
Granted	75,070	42,805
Vested	(70,039)	(59,449)
Forfeited	(32,212)	(115,068)
Outstanding as of December 31, 2024	215,343	159,704

During the year ended December 31, 2024, the Company issued 91,460 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 38,028 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the year ended December 31, 2023, the Company issued 71,895 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 25,128 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and Board of Director members at the date approved by the Company’s Board of Directors. The Company granted 75,070 Time Vesting Units with a five-year service period during the year ended December 31, 2024, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $1.5 million and $1.6 million, respectively, for the Time Vesting Units. As of December 31, 2024, there was $3.7 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.0 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 150%, then the Financial Performance Units will have a subsequent vesting period.
The following table presents the Company’s existing Financial Performance Units as of December 31, 2024 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life(1)	Financial Metric End Date	Vesting Requirement End Date
May 1, 2020 through December 31, 2020, excluding November 18, 2020	150%	54,617	—	0.0 years	December 31, 2022	December 31, 2024
On November 18, 2020	114%	10,760	31	0.9 years	December 31, 2022	50% November 18, 2023 and 2025
May 3, 2021 through August 11, 2021	55%	15,436	85	1.0 year	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022(2)	—%	—	—	2.0 years	December 31, 2024	December 31, 2026
On August 4, 2022(2)	—%	—	—	2.0 years	December 31, 2024	December 31, 2026
On May 1, 2023(3)	—%	—	—	3.0 years	December 31, 2025	December 31, 2027
On May 1, 2024	100%	39,728	577	4.0 years	December 31, 2026	December 31, 2028
_____________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2)Performance threshold was not met for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and, therefore, no compensation expense was recognized for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
(3)As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of December 31, 2024.

The following table presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation Expense Recognized
Grant Period	2024	2023	2024	2023
May 1, 2019 through April 30, 2020	—	22,577	$—	$68
May 1, 2020 through December 31, 2020, excluding November 18, 2020(1)	—	24,230	15	136
On November 18, 2020	—	2,942	29	147
May 3, 2021 through August 11, 2021	—	—	(48)	(135)
May 2, 2022 through November 2, 2022, excluding August 4, 2022(2)	—	322	—	—
On August 4, 2022(3)	—	—	(80)	33
On May 1, 2023(4)	—	52,117	—	—
On May 1, 2024	42,805	—	96	—
_____________________________
(1)Granted shares represent the final performance period payout percentage above the 100% threshold initially granted
(2)Performance threshold was not met for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and, therefore, no compensation expense was recognized for the years ended December 31, 2023, December 31, 2023, and December 31, 2022
(3)Performance threshold was not met for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and, therefore, compensation expense recognized during the years ended December 31, 2023 and December 31,2022 was reversed during the year ended December 31, 2024.
(4)Performance threshold was not met for the years ended December 31, 2024 and December 31, 2023, therefore, no compensation expense was recognized for the years ended December 31, 2024 and December 31, 2023

NOTE 12 – EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except share and per share amounts)	2024	2023
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$8,473	$5,225

Denominator:
Basic weighted average shares	9,649,433	9,541,050
Earnings per common share - basic	$0.88	$0.55

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$8,473	$5,225

Denominator:
Basic weighted average shares	9,649,433	9,541,050
Diluted effect of common stock equivalents:
Stock options	—	4,006
Time Vesting Units	29,624	67,740
Financial Performance Units	76,747	113,114
Total diluted effect of common stock equivalents	106,371	184,860
Diluted weighted average shares	9,755,804	9,725,910
Earnings per common share - diluted	$0.87	$0.54
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following table presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Year Ended December 31,
	2024	2023
Stock options	94,474	133,464
Time Vesting Units	96,056	120,653
Financial Performance Units	2,273	6,818
Total potentially dilutive securities	192,803	260,935

NOTE 13 – INCOME TAXES
The following table presents the components of the Company’s income tax expense:

	December 31,
(dollars in thousands)	2024	2023
Current:
Federal	$247	$60
State and local	(264)	(281)
Total current tax benefit	(17)	(221)
Deferred:
Federal	2,766	1,844
State and local	357	213
Total deferred tax expense	3,123	2,057
Income tax expense	$3,106	$1,836
The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023, with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes:

	December 31,
(dollars in thousands)	2024	2023
Income tax expense computed at 21% statutory rate	$2,432	$1,483
Differences:
Permanent differences	(76)	(106)
State taxes, net of federal expense	50	224
LIHTC investment tax credit	(485)	(441)
LIHTC investment proportional amortization	759	484
Other, net	426	192
Income tax expense	$3,106	$1,836

The following table presents the principal components of the Company’s deferred tax items:

	December 31,
(dollars in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$472	$472
Allowance for credit losses	4,327	6,194
Acquired loans fair market value adjustments	955	607
Loans accounted for under the fair value option	174	216
Lease liability	4,948	2,579
Stock-based compensation	840	1,423
Provision on other real estate owned	261	—
Other intangible assets	81	186
Unrealized losses on securities	250	383
Accrued bonuses	—	376
Loan fees	—	74
Accrued expenses	—	77
Other	383	184
Total deferred tax assets	12,691	12,771
Deferred tax liabilities:
Goodwill	(1,384)	(1,263)
Depreciation	(2,787)	(2,311)
Right-of-use asset	(4,523)	(2,113)
Acquired loans fair market value adjustments	(301)	(196)
FHLB Redemption	(98)	(33)
Loan costs	(71)	—
Total deferred tax liabilities	(9,164)	(5,916)
Net operating loss valuation allowance	(448)	(448)
Net deferred tax asset	$3,079	$6,407
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets. The net operating loss ("NOL") carryforwards expire in tax years 2028 through 2032. As of December 31, 2024 and December 31, 2023, the Company had $5.5 million of California NOLs available for utilization. As of December 31, 2024, $5.2 million is recorded as a valuation allowance, resulting in a tax effected valuation allowance of $0.4 million. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2021 and forward and for the years 2020 and forward for major state taxing jurisdictions. There are no federal or state tax examinations currently in progress.
NOTE 14 – EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2024 and 2023, the Company expensed matching contributions to the plan totaling $0.8 million and $0.8 million, respectively. For the years ended December 31, 2024 and 2023, the Company incurred $0.1 million of administrative fees attributable to the plan.

NOTE 15 – RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of December 31, 2024 and 2023, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following table presents a summary of related-party loan activity for the fiscal years then ended:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$25,358	$16,859
Funded loans	12,515	13,427
Payments collected	(29,384)	(5,212)
Changes in related parties	(3,757)	284
Balance at end of period	$4,732	$25,358
Deposits from related parties held by the Bank as of December 31, 2024 and 2023 totaled $16.4 million and $16.3 million, respectively.
The Company leases office spaces from entities controlled by one of the Company’s Board of Director members. During each of the years ended December 31, 2024 and 2023, the Company incurred $0.2 million of expense related to these leases.
The Company earned trust and investment management fees of $0.1 million from related parties during each of the years ended December 31, 2024 and 2023. Assets under management for those related parties totaled $113.2 million and $111.6 million as of December 31, 2024 and 2023, respectively.
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

The following tables present assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$25,455	$—	$25,455
Loans held for sale	$—	$251	$—	$251
Loans held at fair value	$—	$—	$7,283	$7,283
Forward commitments and FSC	$—	$225	$—	$225
Equity securities	$630	$122	$—	$752
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$—	$358	$358
Equity warrants	$—	$—	$765	$765
Swap derivative asset	$—	$1,060	$—	$1,060
Financial Liabilities
Forward commitments and FSC	$—	$13	$—	$13
Swap derivative liabilities	$—	$956	$—	$956

December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$7,254	$—	$7,254
Loans held at fair value	$—	$—	$13,726	$13,726
Forward commitments and FSC	$—	$7	$—	$7
Equity securities	$636	$122	$—	$758
Guarantee asset	$—	$—	$189	$189
IRLC, net	$—	$—	$345	$345
Equity warrants	$—	$—	$795	$795
Swap derivative asset	$—	$763		$763
Financial Liabilities
Forward commitments and FSC	$—	$358	$—	$358
Swap derivative liabilities	$—	$740	$—	$740
There were no transfers between levels during the years ended December 31, 2024 or 2023.
As of December 31, 2024, and 2023, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Consolidated Statements of Income.
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

During the years ended December 31, 2024 and 2023, the Company reclassified $5.8 million and $39.2 million, respectively, of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the years ended December 31, 2024 and 2023, a total of $5.4 million and $40.8 million, respectively, reclassified loans held for sale were sold. As of December 31, 2024 and 2023, there were $0.3 million and $0.0 million of loans held for sale, respectively.
As of December 31, 2024, there were 37 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2023, there were 98 loans, totaling $0.2 million accounted for under the fair value option that were on nonaccrual. During the year ended December 31, 2024 and 2023, the Company recorded net charge-offs of $1.2 million and $1.7 million on loans accounted for under the fair value option to Net loss on loans accounted for under the fair value option on the Consolidated Statements of Income.
The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	December 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$25,455	$25,217	$238	$—	$—	$—	$—	$—	$—
Loans held for sale	251	594	(343)	251	594	(343)	251	594	(343)
Loans held for investment, fair value option	7,283	7,507	(224)	47	52	(5)	47	52	(5)
	$32,989	$33,318	$(329)	$298	$646	$(348)	$298	$646	$(348)

	December 31, 2023
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$7,254	$7,106	$148	$—	$—	$—	$—	$—	$—
Loans held for investment, fair value option	13,726	14,129	(403)	210	220	(10)	210	220	(10)
	$20,980	$21,235	$(255)	$210	$220	$(10)	$210	$220	$(10)
The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended December 31,
(dollars in thousands)	2024	2023
Mortgage loans held for sale	$41	$59
Loans held for sale	(222)	(20)
Loans held for investment	179	(309)
	$(2)	$(270)

The following summarizes the activity pertaining to loans accounted for under the fair value option for the years noted (dollars in thousands):

	Year Ended December 31,
Mortgage loans held for sale	2024	2023
Balance at beginning of period	$7,254	$8,839
Loans originated	383,307	276,045
Fair value changes	41	59
Sales	(365,062)	(277,683)
Settlements	(85)	(6)
Balance at end of period	$25,455	$7,254

	Year Ended December 31,
Loans held for sale	2024	2023
Balance at beginning of period	$—	$1,965
Loans transferred from held for investment	5,834	39,221
Fair value changes	(222)	(20)
Sales	(5,361)	(40,761)
Settlements	—	(405)
Balance at end of period	$251	$—

	Year Ended December 31,
Loans held for investment, fair value option	2024	2023
Balance at beginning of period	$13,726	$23,321
Loans acquired	—	1,173
Fair value changes	179	(309)
Net charge-offs	(1,178)	(1,700)
Settlements	(5,444)	(8,759)
Balance at end of period	$7,283	$13,726
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Year Ended December 31, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$13,726	$189	$345	$795
Acquisitions	—	—	3,160	—
Originations	—	78	(3,889)	—
Gains/(losses) in net income, net	179	26	742	(30)
Net charge-offs	(1,178)	—	—	—
Settlements	(5,444)	(58)	—	—
Ending balance	$7,283	$235	$358	$765

Year Ended December 31, 2023	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$23,321	$143	$229	$825
Acquisitions	1,173	—	1,997	—
Originations	—	32	(3,272)	—
Gains/(losses) in net income, net	(309)	38	1,391	(30)
Net charge-offs	(1,700)	—	—	—
Other settlements	(8,759)	(24)	—	—
Ending balance	$13,726	$189	$345	$795
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

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$7,283	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5)% 15% (15%)
IRLC, net	358	Best execution model	Pull through	76% to 100% (94%)
Equity Warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14)% 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	10,314	Appraisal value	Commission, cost to sell, closing costs	5% (5)%
Commercial and Industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6% (6)%

Collateral dependent loans:
Commercial and Industrial	784	Sales Comparison-Market Value Approach	Market rate adjustments	11% (11%)
Commercial and Industrial	36	Sales comparison, Market approach - guideline transaction method	Loss given default	80% (80)%

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2023
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$13,726	Discounted cash flow	Discount rate	7% to 8% (8%)
Guarantee asset	189	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 5% (5%)
IRLC, net	345	Best execution model	Pull through	48% to 100% (86%)
Equity Warrants	795	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	20.1% to 23.0% (22.4)% 4.62% (4.62)% 2 to 2.03 years

Nonrecurring fair value
Collateral dependent loans:
Consumer and Other	7,500	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8)%
1-4 Family Residential	2,438	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8)%
Commercial and Industrial	24,791	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8)%
Commercial and Industrial	148	Sales comparison, Market approach - guideline transaction method	Loss given default	14% to 62% (20)%
Commercial and Industrial	799	Sales Comparison-Market Value Approach	Market rate adjustments	11% (11)%
Owner Occupied CRE	3,980	Sales Comparison-Market Value Approach	Market rate adjustments	46% (8)%
Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
December 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$236,041	$236,041	$—	$—
Held-to-maturity debt securities, net of ACL	75,724	242	60,044	7,875
Loans, net(1)	2,399,952	—	—	2,325,081
Accrued interest receivable	10,364	10,364	—	—
Liabilities:
Term deposits(2)	471,415	429,008	—	42,764
Non-term deposits	2,042,794	2,042,794	—	—
Borrowings:
FHLB borrowings – fixed rate	5,000	5,000	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	2,038	2,038	—	—
Subordinated notes – fixed-to-floating rate	52,565	—	—	48,451
Accrued interest payable	1,995	1,995	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2023		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$254,442	$254,442	$—	$—
Held-to-maturity debt securities, net of ACL	74,102	243	58,229	8,144
Loans, net(1)	2,493,258	—	—	2,395,468
Accrued interest receivable	11,428	11,428	—	—
Liabilities:
Term deposits(2)	496,452	414,613	—	82,564
Non-term deposits	2,032,587	2,032,587	—	—
Borrowings:
FHLB borrowings – fixed rate	41,175	41,175	—	—
FHLB borrowings – floating rate	50,000	—	49,986	—
Federal Reserve borrowings – fixed rate	34,536	3,539	30,936	—
Subordinated notes – fixed-to-floating rate	52,340	—	—	48,228
Accrued interest payable	3,793	3,793	—	—
_____________________________
(1)Excludes loans accounted for under the fair value option of $7.3 million and $13.7 million as of December 31, 2024 and 2023, respectively, as these are carried at fair value.
(2)Term deposits due within one year totaling $429.0 million and $414.6 million as of December 31, 2024 and 2023, respectively, are classified under Level 1 fair value measurement.
The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion set forth by ASU 2016-01. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein..
The methods and assumptions, not previously presented, used to estimate fair values are described as follows:
Cash and Cash Equivalents: The carrying amounts of cash and cash equivalents approximate fair values as maturities are less than 90 days and balances are generally in accounts bearing current market interest rates.
Held-to-maturity debt securities: The fair values for held-to-maturity investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities is not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of December 31, 2024 and 2023 was $50.0 million. As of December 31, 2024 and 2023, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of December 31, 2024 and 2023, was $70.4 million and $30.3 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the Consolidated Balance Sheets as of the dates noted:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$50,000	$129	$50,000	$77

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	70,353	931	30,325	686

Total included in other assets		$1,060		$763

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps - cash flow hedge	$—	$—	$—	$—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	70,353	956	30,325	740

Total included in other liabilities		$956		$740
The effect of cash flow hedge accounting on accumulated other comprehensive income for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$39	$—	$—	$58	$—	$—

For the year ended December 31, 2024 and 2023, the Company recorded $0.7 million and $0.5 million, respectively, of interest income related to the swap to Other borrowed funds interest expense on the Consolidated Statements of Income.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Consolidated Statements of Income for the years ended December 31, 2024 and 2023 was $0.0 million and $0.1 million, respectively.
NOTE 18 – SEGMENT REPORTING
The Company’s reportable segments consist of Wealth Management and Mortgage. The chief operating decision maker ("CODM") is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The CODM uses income before income tax to determine resource allocation during the annual budget and forecast process and to monitor monthly budgeted versus actual results in assessing performance of the segments.
The Wealth Management segment consists of operations relative to the Company’s fully integrated wealth management products and services. Services provided include deposit, loan, insurance, and trust and investment management advisory products and services. Parent company activity primarily consists of subordinated debt interest expense and is included within Wealth Management as management evaluates and makes business decisions for Wealth Management, including the parent company, collectively as one segment.
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of and for the year ended December 31, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$151,519	$1,132	$152,651
Total interest expense	88,327	—	88,327
Provision for credit losses	1,933	—	1,933
Net interest income, after provision for credit losses	61,259	1,132	62,391
Net gain on mortgage loans	—	4,912	4,912
All other non-interest income(1)	22,768	—	22,768
Total income before non-interest expense	84,027	6,044	90,071
Salaries and employee benefits expense	41,442	3,598	45,040
Depreciation and amortization expense	2,535	30	2,565
All other non-interest expense(2)	29,421	1,466	30,887
Income before income taxes	$10,629	$950	$11,579

Goodwill	$30,400	$—	$30,400
Total assets	2,891,615	27,422	2,919,037
_____________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, Net loss on loans accounted for under the fair value option, and Other.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, Marketing, and Other. All other non-interest expense for Mortgage primarily includes Occupancy and equipment, Data processing, and Other.

As of and for the year ended December 31, 2023	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$144,837	$721	$145,558
Total interest expense	74,453	—	74,453
Provision for loan losses	10,355	—	10,355
Net interest income, after provision for loan losses	60,029	721	60,750
Net gain on mortgage loans	—	2,826	2,826
All other non-interest income(1)	19,122	—	19,122
Total income before non-interest expense	79,151	3,547	82,698
Salaries and employee benefits expense	40,656	4,546	45,202
Depreciation and amortization expense	2,344	33	2,377
All other non-interest expense(2)	26,491	1,567	28,058
Income (loss) before income taxes	$9,660	$(2,599)	$7,061

Goodwill	$30,400	$—	$30,400
Total assets	2,966,612	8,850	2,975,462
_____________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, Net loss on loans accounted for under the fair value option, and Other.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, Marketing, and Other. All other non-interest expense for Mortgage primarily includes Occupancy and equipment, Data processing, and Other.
NOTE 19 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
On December 19, 2019, the Company invested in a low-income housing tax credit ("LIHTC") investment. On June 26, 2023, the Company entered into two LIHTC investments for $3.0 million per investment. As of December 31, 2024 and 2023, total unfunded commitments related to LIHTC investments totaled $4.1 million and $4.9 million, respectively. As of December 31, 2024 and 2023, the total balance of all LIHTC investments was $3.1 million and $3.1 million, respectively. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for these investments. Amortization expense is included within the Income tax expense line item of the Consolidated Statements of Income. During the years ended December 31, 2024 and 2023, the Company recognized amortization expense of $0.8 million and $0.5 million, respectively.
Additionally, during the years ended December 31, 2024 and 2023, the Company recognized $0.7 million and $0.4 million, respectively, of tax credits and other benefits from the LIHTC investments. During the years ending December 31, 2024 and 2023, the Company did not incur any impairment losses.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents condensed financial statements pertaining only to FWFI (dollars in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,
Condensed Balance Sheets	2024	2023
Assets
Cash and cash equivalents	$17,178	$20,983
Investment in subsidiaries	282,491	268,966
Other assets	5,474	5,530
Total assets	$305,143	$295,479
Liabilities
Subordinated notes	$52,565	$52,340
Other liabilities	256	401
Total liabilities	52,821	52,741
Shareholders' Equity
Total shareholders’ equity	252,322	242,738
Total liabilities and shareholders’ equity	$305,143	$295,479

	Year Ended December 31,
Condensed Statements of Income	2024	2023
Income
Non-interest loss	(338)	(1,280)
Total loss	(338)	(1,280)
Expense
Interest expense	2,951	2,928
Non-interest expense	309	328
Total expense	3,260	3,256
Loss before income tax and equity in undistributed income of subsidiaries	(3,598)	(4,536)
Income tax benefit	454	999
Loss before equity in undistributed income of subsidiaries	(3,144)	(3,537)
Equity in undistributed income to subsidiaries	11,617	8,762
Net income	$8,473	$5,225

	Year Ended December 31,
Condensed Statements of Cash Flows	2024	2023
Cash flows from operating activities
Net income	$8,473	$5,225
Adjustments:
Amortization	225	225
Undistributed equity in subsidiaries	(11,617)	(8,762)
Change in other assets	56	(1,806)
Change in other liabilities	(147)	(77)
Net cash used in operating activities	(3,010)	(5,195)
Cash flows from financing activities
Repurchase of common stock	(89)	—
Settlement of restricted stock	(706)	(439)
Proceeds from the exercise of stock options	—	245
Net cash used in financing activities	(795)	(194)

Net change in cash and cash equivalents	(3,805)	(5,389)
Cash and cash equivalents, beginning of year	20,983	26,372
Cash and cash equivalents, end of year	$17,178	$20,983

Supplemental cash flow information:
Interest paid on borrowed funds	$2,950	$2,988

Supplemental noncash disclosures:
Stock-based compensation	$1,486	$1,843
NOTE 21 – OTHER NON-INTEREST EXPENSE
Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of total interest income and other income:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Corporate development and related	$2,904	$2,685
Loan and deposit related	2,564	2,124
Provision for other real estate owned	1,107	—
Other	861	565
Total other non-interest expense	$7,436	$5,374
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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity debt securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the years ended December 31, 2024 and 2023, First Western made no capital injections into the Bank. Management believes as of December 31, 2024, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2024, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of December 31, 2024, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2024 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2024 and 2023.
The following presents the actual and required capital amounts and ratios as of the dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$134,831	6.0%	$179,774	8.0%
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	256,419	11.41	101,123	4.5	146,067	6.5
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	271,981	12.10	179,774	8.0	224,718	10.0
Consolidated	294,807	13.12	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	256,419	8.94	114,681	4.0	143,351	5.0
Consolidated	226,244	7.88	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$244,390	10.54%	$139,126	6.0%	$185,502	8.0%
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	244,390	10.54	104,345	4.5	150,720	6.5
Consolidated	218,150	9.40	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	265,391	11.45	185,502	8.0	231,877	10.0
Consolidated	292,151	12.59	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	244,390	8.71	112,244	4.0	140,306	5.0
Consolidated	218,150	7.77	N/A	N/A	N/A	N/A
_____________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2024, $113.8 million of retained earnings is available to pay dividends from the Bank. As of December 31, 2024 and 2023, no dividends were declared and paid by the Bank.
NOTE 23 – SUBSEQUENT EVENTS
On February 19, 2025 the Company sold one OREO property that had a carrying value of $25.6 million as of December 31, 2024. The sale resulted in a gain of $1.0 million. Additionally, the Company is under contract to sell an OREO property that is expected to close in March 2025.

*****

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A: Controls and Procedures
Evaluation of Internal Control over Financial Reporting
Report on Management’s Assessment of Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934). The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Crowe LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Part II, Item 8 of this Annual Report on Form 10-K.
Disclosure Controls and Procedures
The Company’s management, including our Chairman, Chief Executive Officer, and Chief Financial Officer and Treasurer, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), as of the end of the period covered by this report. Based on such evaluation, our Chairman, Chief Executive Officer, and President of First Western Financial Inc. and Chief Financial Officer and Treasurer have concluded that, as of the end of the period covered by the Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, including our Chairman, Chief Executive Officer, and President of First Western Financial Inc. and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders, or the 2025 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and other executive officers. The full text of our Code of Business Conduct and Ethics is posted on the investor relations page of our website which is located https://myfw.gcs-web.com/investor-relations. We will post any amendments to our Code of Business Conduct and Ethics, or waivers of its requirements, on our website.
Item 11: Executive Compensation
The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.
Item 14: Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference from the 2025 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 87
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

10.4†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and Scott C. Wylie (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.5†
Second Amended and Restated Employment Agreement dated April 26, 2023 by and between First Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.6†
Employment Agreement, dated June 22, 2023, by and between First Western Financial Inc. and Matthew C. Cassell (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 27, 2023, File No. 001-38595)

10.7†
Employment Agreement, dated February 14, 2024, by and between First Western Financial, Inc. and David R. Weber (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 21, 2024, File No. 001-38595)

10.8†
Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.9
Form of Subordinated Note Purchase Agreement, dated March 17, 2020, by and among First Western Financial, Inc. and several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 17, 2020, File No. 001-38595)

10.10
Form of Subordinated Note Purchase Agreement, dated November 25, 2020, by and among First Western Financial, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

10.11
Form of Subordinated Note Purchase Agreement, dated August 31, 2021, by and among First Western Financial, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

10.12
Form of Subordinated Note Purchase Agreement, dated December 5, 2022, by and among First Western Financial, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2022, File No. 001-38595)

10.13
Named Executive Officer (“NEO”) Discretionary Incentive Compensation Plan, approved on April 24, 2024 by the Board of Directors of First Western Financial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 26, 2024, File No. 001-38595)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of First Western Financial, Inc.

23.1*	Consent of Crowe LLP

24.1*	Powers of attorney (included on signature page to the Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed with the SEC on March 15, 2024, File No. 001-38595)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________
* Filed herewith.
** These exhibits are furnished herewith and shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.
† Indicates a management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Western Financial, Inc.

March 7, 2025	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
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

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer, and President of First Western Financial, Inc. (principal executive officer)	March 7, 2025
Scott C. Wylie

/s/ David R. Weber	Chief Financial Officer and Treasurer (principal financial officer)	March 7, 2025
David R. Weber

/s/ Jesica J. Montgomery	Principal Accounting Officer	March 7, 2025
Jesica J. Montgomery

/s/ Julie A. Courkamp	Director, Chief Operating Officer, and President of First Western Trust Bank	March 7, 2025
Julie A. Courkamp

/s/ Julie A. Caponi	Director	March 7, 2025
Julie A. Caponi

/s/ David R. Duncan	Director	March 7, 2025
David R. Duncan

/s/ Thomas A. Gart	Director	March 7, 2025
Thomas A. Gart

/s/ Patrick H. Hamill	Director	March 7, 2025
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	March 7, 2025
Scott C. Mitchell

/s/ Luke A. Latimer	Director	March 7, 2025
Luke A. Latimer

/s/ Ellen S. Robinson	Director	March 7, 2025
Ellen S. Robinson

/s/ Mark L. Smith	Director	March 7, 2025
Mark L. Smith

/s/ Joseph C. Zimlich	Director	March 7, 2025
Joseph C. Zimlich