Form 10-Q
period 2025-03-31
First Western Financial Inc
filed 2025-05-07
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 5, 2025
Common Stock, no par value	9,715,432

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$15,924	$9,770
Interest-bearing deposits in other financial institutions	255,658	226,271
Total cash and cash equivalents	271,582	236,041

Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71 (fair value of $67,479 and $68,161), respectively	73,775	75,724
Correspondent bank stock, at cost	5,968	5,864
Mortgage loans held for sale, at fair value	10,557	25,455
Loans held for sale, at fair value	—	251
Loans (includes $6,112 and $7,283 measured at fair value, respectively)	2,425,367	2,425,565
Allowance for credit losses	(17,956)	(18,330)
Loans, net	2,407,411	2,407,235
Premises and equipment, net	24,554	24,129
Accrued interest receivable	10,623	10,364
Accounts receivable	4,505	4,763
Other receivables	4,608	5,710
Other real estate owned, net	4,385	35,929
Goodwill and other intangible assets, net	31,576	31,627
Deferred tax assets, net	2,856	3,079
Company-owned life insurance	17,071	16,961
Other assets	36,829	35,905
Total assets	$2,906,300	$2,919,037

Liabilities
Deposits:
Noninterest-bearing	$409,696	$375,603
Interest-bearing	2,105,701	2,138,606
Total deposits	2,515,397	2,514,209
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	51,612	57,038
Subordinated notes	44,621	52,565
Accrued interest payable	2,371	1,995
Other liabilities	35,744	40,908
Total liabilities	2,649,745	2,666,715

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,704,320 and 9,667,142 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	193,666	193,585
Retained earnings	63,700	59,515
Accumulated other comprehensive loss	(811)	(778)
Total shareholders’ equity	256,555	252,322
Total liabilities and shareholders’ equity	$2,906,300	$2,919,037
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$34,068	$35,139
Loans accounted for under the fair value option	111	209
Investment securities	681	603
Interest-bearing deposits in other financial institutions	2,221	2,352
Dividends, restricted stock	128	95
Total interest and dividend income	37,209	38,398

Interest expense:
Deposits	18,516	20,622
Other borrowed funds	1,240	1,706
Total interest expense	19,756	22,328
Net interest income	17,453	16,070
Less: Provision for credit losses	80	72
Net interest income, after provision for credit losses	17,373	15,998

Non-interest income:
Trust and investment management fees	4,677	4,930
Net gain on mortgage loans	1,067	1,264
Net gain on loans held for sale	222	117
Bank fees	422	891
Risk management and insurance fees	259	49
Income on company-owned life insurance	110	105
Net gain (loss) on loans accounted for under the fair value option	6	(302)
Net gain on other real estate owned	459	—
Unrealized gain (loss) recognized on equity securities	11	(6)
Other	112	229
Total non-interest income	7,345	7,277
Total income before non-interest expense	24,718	23,275

Non-interest expense:
Salaries and employee benefits	11,480	11,267
Occupancy and equipment	2,210	1,976
Professional services	1,704	2,411
Technology and information systems	1,078	1,010
Data processing	1,122	948
Marketing	216	194
Amortization of other intangible assets	51	57
Other	1,500	1,833
Total non-interest expense	19,361	19,696
Income before income taxes	5,357	3,579
Income tax expense	1,172	1,064
Net income available to common shareholders	$4,185	$2,515
Earnings per common share:
Basic	$0.43	$0.26
Diluted	0.43	0.26
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$4,185	$2,515
Other comprehensive (loss) income items:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	66	93
Income tax effect	(15)	(22)
Unrealized (loss) gain on cash flow hedge	(99)	494
Income tax effect	15	(120)
Total other comprehensive (loss) income items	(33)	445
Comprehensive income	$4,152	$2,960
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	2,515	—	2,515
Other comprehensive income, net of tax and reclassifications	—	—	—	445	445
Settlement of share awards	40,126	(379)	—	—	(379)
Stock-based compensation	—	209	—	—	209
Balance as of March 31, 2024	9,621,309	$192,724	$53,557	$(753)	$245,528

Balance as of January 1, 2025	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	4,185	—	4,185
Other comprehensive loss, net of tax and reclassifications	—	—	—	(33)	(33)
Repurchase of common stock	(100)	(2)	—	—	(2)
Settlement of share awards	37,278	(339)	—	—	(339)
Stock-based compensation	—	422	—	—	422
Balance as of March 31, 2025	9,704,320	$193,666	$63,700	$(811)	$256,555
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$4,185	$2,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	(17)	(17)
Stock dividends received on correspondent bank stock	(128)	(95)
Provision for credit losses	80	72
Net gain on loans held for sale	(222)	(117)
Net gain on mortgage loans	(1,067)	(1,264)
Origination of mortgage loans held for sale	(56,790)	(58,748)
Proceeds from mortgage loans	72,609	56,247
Depreciation and amortization	672	625
Net amortization of purchase accounting adjustments	24	162
Deferred income tax expense	224	1,612
Income on company-owned life insurance	(110)	(105)
Stock-based compensation	422	209
Net gain on other real estate owned	(459)	—
Unrealized (gain) loss recognized on equity securities	(11)	6
Net (gain) loss on loans accounted for under the fair value option	(6)	302
Net changes in operating assets and liabilities:
Change in accounts receivable	38	205
Change in accrued interest receivable and other assets	308	(1,683)
Change in accrued interest payable and other liabilities	(11,740)	(2,265)
Net cash provided by (used in) operating activities	8,012	(2,339)
Cash flows from investing activities
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	2,032	1,908
Purchases of correspondent bank stock	(110)	(296)
Redemption of correspondent bank stock	134	3,085
Contributions to low-income housing tax credit investments	(683)	(265)
Loan and note receivable originations and principal collections, net	2,602	52,260
Purchases of premises and equipment	(1,041)	(181)
Proceeds from sale of loans	—	2,950
Purchases of loans	(2,329)	—
Proceeds from sale of other real estate owned	32,003	—
Net cash provided by investing activities	32,608	59,461
Cash flows from financing activities
Net change in deposits	1,188	2,931
Payments to Federal Home Loan Bank borrowings	(5,000)	(41,175)
Proceeds from Federal Home Loan Bank borrowings	—	56,314
Payments to Federal Reserve borrowings	(426)	(81,366)
Proceeds from Federal Reserve borrowings	—	10,000
Payments to subordinated note holders	(500)	—
Repurchase of common stock	(2)	—
Cash paid for withholding taxes on share-based awards	(339)	(379)
Net cash used in financing activities	(5,079)	(53,675)

Net change in cash and cash equivalents	35,541	3,447
Cash and cash equivalents, beginning of year	236,041	254,442
Cash and cash equivalents, end of period	$271,582	$257,889
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$19,380	$23,706
Income tax refund	—	(122)
Cash paid for lease liabilities	929	802
Supplemental noncash disclosures:
Transfer (to) from loans held for investment to (from) loans held for sale	(594)	2,729
Transfer of a redeemed subordinated note to other liabilities	7,500	—
Lease right-of-use-asset obtained in exchange for lease liabilities	—	10,910
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
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2024.
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.
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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of March 31, 2025 and December 31, 2024, 79.5% and 78.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
ACL - Held-to-maturity (“HTM”) debt securities: The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label collateralized-mortgage obligations (“CMO”), mortgage-backed securities (“MBS”), and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectability of private label CMO, MBS, and corporate bonds taking into consideration factors such as the asset quality and delinquencies of the issuers.
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
In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced ("TBA"), which we refer to as forward commitments. TBA agreements are forward contracts to purchase MBS that will be issued by a US Government Sponsored Enterprise. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board ("FASB"), Revenue Contracts with Customers ("Topic 606"), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. No performance-based incentive fees were earned with respect to investment management contracts during the three months ended March 31, 2025 and 2024. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 are considered in scope of Topic 606.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently Adopted Accounting Pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company's fiscal year ended December 31, 2024.

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures, which enhances a company's income tax disclosures to include additional information related to rate reconciliations and income taxes paid. This guidance is effective for companies with fiscal years beginning after December 15, 2024. The Company adopted this standard beginning January 1, 2025, although new disclosure requirements are not required within interim reporting periods. The Company is evaluating annual reporting disclosure requirements and does not expect the adoption to have a material impact.
Recently Issued Accounting Pronouncements, Not Yet Adopted: The following reflects pending pronouncements with an update to the expected impact since the end of the Company’s fiscal year ended December 31, 2024.
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
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

March 31, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(2)	$244	$—
Corporate bonds	23,578	27	(2,333)	21,272	(71)
Government National Mortgage Association ("GNMA") MBS – residential	29,796	3	(2,949)	26,850	—
Federal National Mortgage Association ("FNMA") MBS – residential	11,822	22	(530)	11,314	—
Government CMO and MBS – commercial	4,905	5	(405)	4,505	—
Corporate CMO and MBS	3,499	—	(205)	3,294	—
Total debt securities held-to-maturity	$73,846	$57	$(6,424)	$67,479	$(71)

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(4)	$242	$—
Corporate bonds	23,578	—	(2,801)	20,777	(71)
GNMA MBS – residential	31,361	—	(3,383)	27,978	—
FNMA MBS – residential	12,011	—	(689)	11,322	—
Government CMO and MBS – commercial	5,075	5	(483)	4,597	—
Corporate CMO and MBS	3,524	—	(279)	3,245	—
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)

Net accretion of premiums and discounts related to held-to-maturity debt securities during the three month periods ended March 31, 2025 and 2024 was immaterial, and is included in Net interest income in the Consolidated Statements of Income.
As of March 31, 2025, the amortized cost and estimated fair value of held-to-maturity debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	March 31, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	4,242	4,184
Due between five years and ten years	19,412	17,176
Due after ten years	170	156
Securities (CMO and MBS)	50,022	45,963
Total	$73,846	$67,479
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the three months ended March 31, 2025, the Company made $0.6 million of contributions to the partnerships and received $0.0 million of returns on investment. During the year ended December 31, 2024, the Company made $0.5 million of contributions to the partnerships and received $0.3 million of returns on investment. As of March 31, 2025 and December 31, 2024, the Company held a balance of $3.1 million and $2.5 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $2.9 million in future contributions.
In 2014, the Company began investing in a small business investment company ("SBIC") fund administered by the Small Business Administration. The Company made no contributions to the SBIC fund during the three months ended March 31, 2025. During the year ended December 31, 2024, the Company made $0.2 million of contributions to the SBIC fund. As of March 31, 2025 and December 31, 2024, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of March 31, 2025 and December 31, 2024, securities with market values of $29.8 million and $31.1 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of March 31, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any debt securities during the three months ended March 31, 2025 or 2024.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Accrued interest receivable on held-to-maturity debt securities totaled $0.5 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following presents the activity in the allowance for credit losses for debt securities held-to-maturity by major security type for the periods noted:

	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Corporate Bonds	Corporate CMO	Corporate Bonds	Corporate CMO
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	—	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$71	$—	$71	$—
The Company monitors the credit quality of held-to-maturity debt securities on a quarterly basis. As of March 31, 2025 and December 31, 2024, there were no held-to-maturity debt securities past due or on non-accrual.
NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	March 31, 2025	December 31, 2024
Cash, Securities, and Other	$100,994	$119,834
Consumer and Other	16,829	17,482
Construction and Development	290,110	314,481
1-4 Family Residential	973,718	962,901
Non-Owner Occupied CRE	633,641	611,239
Owner Occupied CRE	181,207	172,019
Commercial and Industrial	222,756	220,326
Total	2,419,255	2,418,282
Allowance for credit losses	(17,956)	(18,330)
Total, net	$2,401,299	$2,399,952
Loans accounted for under the fair value option(1)	6,112	7,283
Loans, net	$2,407,411	$2,407,235
______________________________________
(1)Includes $6.3 million and $7.5 million of unpaid principal balance of loans held for investment measured at fair value as of March 31, 2025 and December 31, 2024, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of March 31, 2025 and December 31, 2024, total loans held for investment included $154.2 million and $164.3 million, respectively, of performing loans purchased through mergers or acquisitions.
As of March 31, 2025, the Company did not hold any Main Street Lending Program (“MSLP”) loans. As of December 31, 2024, the Company’s Commercial and Industrial loans included one MSLP loans with the net carrying amount of $1.7 million, or 0.8% of the total category.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$770	$—	$1,703	$2,473	$98,521	$100,994	$—	$100,994
Consumer and Other	30	—	—	30	16,799	16,829	6,112	22,941
Construction and Development	—	1,622	—	1,622	288,488	290,110	—	290,110
1-4 Family Residential	2,105	1,364	—	3,469	970,249	973,718	—	973,718
Non-Owner Occupied CRE	—	—	—	—	633,641	633,641	—	633,641
Owner Occupied CRE	—	—	—	—	181,207	181,207	—	181,207
Commercial and Industrial	—	806	10,870	11,676	211,080	222,756	—	222,756
Total	$2,905	$3,792	$12,573	$19,270	$2,399,985	$2,419,255	$6,112	$2,425,367

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$118,130	$119,834	$—	$119,834
Consumer and Other	—	—	—	—	17,482	17,482	7,283	24,765
Construction and Development	—	—	—	—	314,481	314,481	—	314,481
1-4 Family Residential	3,971	—	—	3,971	958,930	962,901	—	962,901
Non-Owner Occupied CRE	—	—	—	—	611,239	611,239	—	611,239
Owner Occupied CRE	350	—	—	350	171,669	172,019	—	172,019
Commercial and Industrial	4,999	—	10,870	15,869	204,457	220,326	—	220,326
Total	$9,320	$—	$12,574	$21,894	$2,396,388	$2,418,282	$7,283	$2,425,565
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of March 31, 2025 and December 31, 2024, the Company did not have any loans more than 90 days delinquent and accruing interest.
Loan Modifications
GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. For the three months ended March 31, 2025, there were no loan modifications.
The following presents the amortized cost basis as of March 31, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2024.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$1,037	$—	$—	0.3%
Total	$—	$—	$1,037	$—	$—

The following presents the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

Three Months Ended March 31, 2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	$—	—%	5 months
There were no loans that experienced a default during the three months ended March 31, 2025 or 2024, subsequent to being granted a modification in the preceding twelve months.
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

	As of March 31, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Commercial and Industrial	10,870	11,047	—
Total	$12,574	$12,751	$—
(1)As of March 31, 2025, the Company had an allowance of $45 thousand on non-accrual loans.

	As of December 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Commercial and Industrial	10,870	11,048	—
Total	$12,574	$12,752	$—
(1)As of December 31, 2024, the Company had an allowance of $0.1 million on non-accrual loans.
The Company recognized no interest income on non-accrual loans during the three month periods ended March 31, 2025 and 2024.

Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of March 31, 2025
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Owner Occupied CRE	1,049	—	—	1,049
Commercial and Industrial	—	—	12,004	12,004
Total	$1,049	$1,704	$12,004	$14,757

	As of December 31, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Commercial and Industrial	—	—	12,015	12,015
Total	$—	$1,704	$12,015	$13,719
Other Real Estate Owned (“OREO”)
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. During the three months ended March 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of March 31, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
Allowance for Credit Losses on Loans
The allowance for credit losses for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2025 and December 31, 2024 was $9.9 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The Allowance for credit losses on loans (“ACL”) represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The $0.4 million decrease in Allowance for credit losses during the three months ended March 31, 2025 was predominately due to mix shifts within the loan portfolio and charge-offs. This activity was partially offset by modest HPI, GDP, and unemployment forecast deterioration and increases in individually analyzed reserves.

Allocation of a portion of the allowance for credit losses to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the allowance for credit losses by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended March 31, 2025:
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
(Release) provision for credit losses	(19)	(54)	(885)	117	(30)	261	802	192
Charge-offs	—	—	—	—	—	—	(594)	(594)
Recoveries	—	20	—	4	—	—	4	28
Ending balance	$391	$151	$4,299	$5,321	$4,310	$915	$2,569	$17,956

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in allowance for credit losses for the three months ended March 31, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(184)	(31)	(557)	(87)	(129)	(59)	1,746	699
Charge-offs	—	(11)	—	—	—	—	—	(11)
Recoveries	—	5	—	5	—	—	1	11
Ending balance	$777	$87	$7,388	$4,288	$2,196	$975	$8,919	$24,630
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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of March 31, 2025 and December 31, 2024. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$82	$1,351	$6,085	$3,606	$12,580	$17,640	$57,946	$99,290
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$82	$1,351	$6,085	$3,606	$12,580	$17,640	$59,650	$100,994
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	502	3,587	—	1,417	343	774	10,156	16,779
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	1	—	5,276	745	90	—	6,112
Total Consumer and Other	$502	$3,588	$—	$6,693	$1,088	$864	$10,206	$22,941
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Development
Pass	$2,496	$53,484	$51,359	$156,937	$967	$9,407	$1,150	$275,800
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,828	3,817	8,665	—	—	—	14,310
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$2,496	$55,312	$55,176	$165,602	$967	$9,407	$1,150	$290,110
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$54,009	$72,101	$96,669	$344,362	$123,292	$165,064	$116,856	$972,353
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,365	—	—	—	1,365
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$54,009	$72,101	$96,669	$345,727	$123,292	$165,064	$116,856	$973,718
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$5,273	$47,684	$52,837	$280,271	$94,813	$122,292	$30,471	$633,641
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$5,273	$47,684	$52,837	$280,271	$94,813	$122,292	$30,471	$633,641
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$12,883	$4,156	$3,103	$43,531	$41,274	$72,010	$1,820	$178,777
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,083	—	—	347	2,430
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$12,883	$4,156	$3,103	$45,614	$41,274	$72,010	$2,167	$181,207
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial
Pass	$17,361	$21,899	$9,213	$53,584	$12,101	$29,206	$52,351	$195,715
Special mention	—	—	—	481	—	—	1,873	2,354
Substandard	—	—	434	4,708	—	14,243	5,302	24,687
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$17,361	$21,899	$9,647	$58,773	$12,101	$43,449	$59,526	$222,756
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$594	$—	$594
Total pass	$92,606	$204,262	$219,266	$883,708	$285,370	$416,393	$270,750	$2,372,355
Total special mention	—	—	—	481	—	—	1,873	2,354
Total substandard	—	1,828	4,251	16,821	—	14,243	7,403	44,546
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	1	—	5,276	745	90	—	6,112
Total	$92,606	$206,091	$223,517	$906,286	$286,115	$430,726	$280,026	$2,425,367
(1)Includes loans held for investment measured at fair value as of March 31, 2025. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$64,582	$118,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$66,286	$119,834
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$3,587	$4	$1,518	$355	$380	$548	$11,090	$17,482
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	1	—	6,215	940	71	56	—	7,283
Total Consumer and Other	$3,588	$4	$7,733	$1,295	$451	$604	$11,090	$24,765
Current year-to-date gross charge-offs	$—	$1	$—	$—	$10	$39	$—	$50
Construction and Development
Pass	$48,872	$58,224	$191,874	$992	$9,395	$—	$839	$310,196
Special mention	—	—	—	—	—	—	—	—
Substandard	469	3,816	—	—	—	—	—	4,285
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$49,341	$62,040	$191,874	$992	$9,395	$—	$839	$314,481
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Non-Owner Occupied CRE
Pass	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$4,177	$3,126	$44,034	$41,663	$29,402	$45,640	$1,531	$169,573
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,096	—	—	—	350	2,446
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$4,177	$3,126	$46,130	$41,663	$29,402	$45,640	$1,881	$172,019
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$21,922	$9,741	$58,160	$11,324	$5,435	$27,237	$58,665	$192,484
Special mention	—	456	685	—	—	—	7,979	9,120
Substandard	967	178	1,988	—	4,422	10,871	296	18,722
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$22,889	$10,375	$60,833	$11,324	$9,857	$38,108	$66,940	$220,326
Current year-to-date gross charge-offs	$—	$1,202	$16	$6,935	$1,199	$—	$—	$9,352
Total pass	$237,179	$209,282	$910,316	$294,674	$225,078	$208,943	$296,533	$2,382,005
Total special mention	—	456	685	—	—	—	7,979	9,120
Total substandard	1,436	3,994	4,084	—	4,422	10,871	2,350	27,157
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	1	—	6,215	940	71	56	—	7,283
Total	$238,616	$213,732	$921,300	$295,614	$229,571	$219,870	$306,862	$2,425,565
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of March 31, 2025, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of March 31, 2025 and December 31, 2024.

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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		March 31, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$18,476	$19,161

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$20,183	$20,959
The Company’s operating lease agreements typically include an option to renew the lease at the Company’s discretion. To the extent the Company is reasonably certain it will exercise the renewal option at the inception of the lease, the Company will include the extended term in the calculation of the right-of-use asset and lease liability. ASC 842 requires the use of the rate implicit in the lease when it is readily determinable. As this rate is typically not readily determinable, at the inception of the lease, the Company uses its collateralized incremental borrowing rate over a similar term. The amount of the right-of-use asset and lease liability are impacted by the discount rate used to calculate the present value of the minimum lease payments over the term of the lease. The following presents information related to operating leases:

	March 31, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	8.97 years	9.09 years

Weighted-Average Discount Rate
Operating leases	4.15%	4.14%
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

(dollars in thousands)	Three Months Ended March 31,
	2025	2024
Lease Costs
Operating lease cost	$876	$754
Variable lease cost	576	542
Lease costs, net	$1,452	$1,296

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2025⁽¹⁾	$2,066
2026	1,673
2027	1,330
2028	1,200
2029	3,000
Thereafter	16,633
Total future minimum lease payments	25,902
Less: imputed interest	(5,719)
Present value of net future minimum lease payments	$20,183
______________________________________
(1)Amount represents the remaining nine months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended March 31, 2025 and 2024.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next three years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2025⁽¹⁾	$142
2026	149
2027	124
Thereafter	—
Total undiscounted operating lease income	$415
______________________________________
(1)Amount represents the remaining nine months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s interest-bearing deposits as of the dates noted:

(dollars in thousands)	March 31, 2025	December 31, 2024
Money market deposit accounts	$1,566,737	$1,513,605
Time deposits	379,533	471,415
Interest checking accounts	144,980	139,374
Savings accounts	14,451	14,212
Total interest-bearing deposits	$2,105,701	$2,138,606
Aggregate time deposits of $250 or greater	$86,091	$96,310
Overdraft balances classified as loans totaled $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2025(1)	$280,505
2026	59,003
2027	4,904
2028	34,753
2029	293
Thereafter	75
Total	$379,533
______________________________________
(1)Amount represents the remaining nine months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2025 and December 31, 2024 amounted to $1.35 billion and $1.30 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $575.9 million as of March 31, 2025.
Upon maturity, the Company renewed a three-month $50 million FHLB advance on January 2, 2025. The rate for the borrowing is adjusted daily based on the SOFR rate plus 14.5 basis points. The advance matured on April 2, 2025 and was renewed for an additional three months. Additionally, the Company repaid $5 million of FHLB line of credit advances on January 2, 2025 and there was no additional line of credit activity throughout the quarter.
The following presents the Company’s maturities of FHLB borrowings (dollars in thousands):

Maturity Date	Rate %	March 31, 2025	December 31, 2024
January 1, 2025(1)	4.57	—	5,000
April 2, 2025	4.49	50,000	50,000
Total		$50,000	$55,000
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility ("PPPLF") extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2025 and December 31, 2024, $1.6 million and $2.0 million, respectively, was outstanding under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2025 and December 31, 2024, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance(1)
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	10,000	162	9,966
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,922
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,733
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
A subordinated note with a carrying value of $8 million became eligible and was redeemed on March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recorded $0.7 million of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of March 31, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$43,454	$509,158	$68,427	$453,520
Standby letters of credit	12,885	10,427	13,864	8,000
Commitments to make loans to sell	40,638	—	19,769	—
Commitments to make loans	2,200	93,954	4,029	15,563
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments that are not unconditionally cancellable, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funded balance. Refer to Note 3 – Loans and the Allowance for Credit Losses for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following presents the changes in the ACL on unfunded loan commitments:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Beginning balance	$672	$2,178
(Release) provision for credit losses	(112)	(627)
Ending balance	$560	$1,551
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
On June 13, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the “2024 Repurchase Plan”) and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2024 Repurchase Plan. The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws. The 2024 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended March 31, 2025, the Company repurchased 100 shares under the authorization of the 2024 Repurchase Plan. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of March 31, 2025, there were 194,399 shares available for repurchase under the plan.
Stock-Based Compensation Plans
The 2008 Stock Incentive Plan ("the 2008 Plan") was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (“the 2016 Plan”) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan poured into the 2016 Plan. As of March 31, 2025, there were a total of 493,349 shares available for issuance under the 2016 Plan. If the Awards outstanding under the 2008 Plan or the 2016 Plan are forfeited, cancelled or terminated with no consideration paid to the Company, those amounts will increase the number of shares eligible to be granted under the 2016 Plan.

Stock Options
The Company did not grant any stock options during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025 and 2024, the Company recognized no stock based compensation expense associated with stock options. As of March 31, 2025, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	79,761	$25.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(11,033)	24.32
Outstanding as of March 31, 2025	68,728	25.46	0.91	(1)
Options fully vested / exercisable as of March 31, 2025	68,728	25.46	0.91	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of March 31, 2025, there were 68,728 options that were exercisable. Exercise prices are between $24.32 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 to 2026.
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
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the three months ended March 31, 2025:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2024	215,343	159,704
Granted	—	10,443
Vested	—	(54,617)
Forfeited	(4,624)	(2,043)
Outstanding as of March 31, 2025	210,719	113,487
During the three months ended March 31, 2025, the Company issued 37,278 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 17,339 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended March 31, 2024, the Company issued 40,126 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 19,323 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and Board members at the date approved by the Company’s Board of Directors. The Company granted zero and 5,752 Time Vesting Units during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of $0.4 million and $0.3 million, respectively, for the Time Vesting Units. As of March 31, 2025, there was $3.2 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 2.8 years.

Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 200%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of March 31, 2025 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
On November 18, 2020	114%	22,336	22	0.6 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55%	15,303	63	0.8 years	December 31, 2023	December 31, 2025
May 2, 2022 through November 2, 2022, excluding August 4, 2022 (2)	—%	—	—	0.0 years	December 31, 2024	December 31, 2026
On August 4, 2022 (2)	—%	—	—	0.0 years	December 31, 2024	December 31, 2026
On May 1, 2023 (3)	—%	—	—	0.0 years	December 31, 2025	December 31, 2027
On May 1, 2024	100%	38,631	526	3.8 years	December 31, 2026	December 31, 2028
On March 17, 2025	138%	—	252	2.8 years	December 31, 2027	December 31, 2027
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) Performance threshold was not met for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and, therefore, no compensation expense was recognized for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
(3) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of March 31, 2025.
The following presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
Grant Period	2025	2024	2025	2024
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	—	$—	$(51)
On November 18, 2020	—	—	9	10
May 3, 2021 through August 11, 2021	—	—	18	(93)
May 2, 2022 through November 2022, excluding August 4, 2022(1)	—	—	—	—
On August 4, 2022 (1)	—	—	—	14
On May 1, 2023 (2)	—	—	—	—
On May 1, 2024	—	—	32	—
On March 17, 2025	10,443	—	4	—
______________________________________
(1) Performance period ended December 31, 2024 and performance threshold was not met and, therefore, no compensation expense was recognized for the three months ended March 31, 2025 and 2024.
(2) Performance threshold was not met for the years ended December 31, 2024 and December 31, 2023, therefore, no compensation expense was recognized for the three months ended March 31, 2025 and 2024.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented (dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$4,185	$2,515

Denominator:
Basic weighted average shares	9,704,419	9,621,309
Earnings per common share - basic	$0.43	$0.26

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$4,185	$2,515

Denominator:
Basic weighted average shares	9,704,419	9,621,309
Diluted effect of common stock equivalents:
Stock options	—	—
Time Vesting Units	48,949	27,435
Financial Performance Units	45,223	62,020
Total diluted effect of common stock equivalents	94,172	89,455
Diluted weighted average shares	9,798,591	9,710,764
Earnings per common share - diluted	$0.43	$0.26
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive.
The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended March 31,
	2025	2024
Stock options	68,728	127,436
Time Vesting Units	60,277	131,859
Financial Performance Units	—	9,090
Total potentially dilutive securities	129,005	268,385
NOTE 11 – INCOME TAXES
During the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $1.2 million and $1.1 million, respectively, reflecting an effective tax rate of 21.9% and 29.7%, respectively.

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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$10,557	$—	$10,557
Loans held at fair value	$—	$—	$6,112	$6,112
Forward commitments and FSC	$—	$5	$—	$5
Equity securities	$639	$122	$—	$761
Guarantee asset	$—	$—	$261	$261
IRLC, net	$—	$—	$801	$801
Equity warrants	$—	$—	$765	$765
Swap derivative assets	$—	$1,013	$—	$1,013
Financial Liabilities
Forward commitments and FSC	$—	$128	$—	$128
Swap derivative liabilities	$—	$1,013	$—	$1,013

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$25,455	$—	$25,455
Loans held for sale	$—	$251	$—	$251
Loans held at fair value	$—	$—	$7,283	$7,283
Forward commitments and FSC	$—	$225	$—	$225
Equity securities	$630	$122	$—	$752
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$—	$358	$358
Equity warrants	$—	$—	$765	$765
Swap derivative asset	$—	$1,060	$—	$1,060
Financial Liabilities
Forward commitments and FSC	$—	$13	$—	$13
Swap derivative liabilities	$—	$956	$—	$956
There were no transfers between levels during the three months ended March 31, 2025 or year ended December 31, 2024.
As of March 31, 2025, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.
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

During the three months ended March 31, 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the previous quarter’s write-down and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the Allowance for credit losses. During the year ended December 31, 2024, the Company reclassified $5.8 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the year ended December 31, 2024, a total of $5.4 million reclassified loans held for sale were sold. As of March 31, 2025 and December 31, 2024, there were $0.0 and $0.3 million of loans held for sale, respectively.
As of March 31, 2025, there were 27 loans totaling $10 thousand, accounted for under the fair value option that were on non-accrual. As of December 31, 2024, there were 37 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. During the three months ended March 31, 2025 and 2024, the Company recorded net charge-offs of $0.1 million and $0.4 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income.
The following provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	March 31, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$10,557	$10,321	$236	$—	$—	$—	$—	$—	$—
Loans held for investment	6,112	6,279	(167)	9	10	(1)	9	10	(1)
	$16,669	$16,600	$69	$9	$10	$(1)	$9	$10	$(1)

	December 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$25,455	$25,217	$238	$—	$—	$—	$—	$—	$—
Loans held for sale	251	594	(343)	251	594	(343)	251	594	(343)
Loans held for investment	7,283	7,507	(224)	47	52	(5)	47	52	(5)
	$32,989	$33,318	$(329)	$298	$646	$(348)	$298	$646	$(348)
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Mortgage loans held for sale	$(93)	$79
Loans held for sale	222	—
Loans held for investment	57	50
	$186	$129

The following summarizes the activity pertaining to loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Three Months Ended March 31,
Mortgage loans held for sale	2025	2024
Balance at beginning of period	$25,455	$7,254
Loans originated	56,790	58,748
Fair value changes	(93)	79
Sales	(71,570)	(55,607)
Settlements	(25)	(4)
Balance at end of period	$10,557	$10,470

	Three Months Ended March 31,
Loans held for sale	2025	2024
Balance at beginning of period	$251	$—
Loans transferred (to) from held for investment	(594)	2,729
Fair value changes	222	—
Sales	—	(2,729)
Other	121	—
Balance at end of period	$—	$—

	Three Months Ended March 31,
Loans held for investment, fair value option	2025	2024
Balance at beginning of period	$7,283	$13,726
Loans acquired	—	—
Fair value changes	57	50
Net charge-offs	(51)	(352)
Settlements	(1,177)	(1,502)
Balance at end of period	$6,112	$11,922

Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended March 31, 2025	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$7,283	$235	$358	$765
Acquisitions	—	—	801	—
Originations	—	11	(873)	—
Gains/(losses) in net income, net	57	36	515	—
Net charge-offs	(51)	—	—	—
Settlements	(1,177)	(21)	—	—
Ending balance	$6,112	$261	$801	$765

Three Months Ended March 31, 2024	Loans Held at Fair Value	Guarantee Asset	IRLC	Equity Warrants
Beginning balance	$13,726	$189	$345	$795
Acquisitions	—	—	813	—
Originations	—	13	(819)	—
Gains/(losses) in net income, net	50	5	474	—
Net charge-offs	(352)	—	—	—
Settlements	(1,502)	(8)	—	—
Ending balance	$11,922	$199	$813	$795
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

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$6,112	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	261	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 8.5% (8.5%)
IRLC, net	801	Best execution model	Pull through	58% to 100% (86%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2)% 4.05% to 4.16% (4.14)% 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	4,385	Appraisal value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	794	Sales Comparison-Market Value Approach	Market Rate Adjustments	11% (11%)
Commercial and Industrial	132	Sales comparison, Market approach - guideline transaction method	Loss given default	24% (24%)
Owner Occupied CRE	845	Sales Comparison-Market Value Approach	Market Rate Adjustments	7% (7)%

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$7,283	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 15% (15%)
IRLC, net	358	Best execution model	Pull through	76% to 100% (94%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14%) 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	10,314	Appraisal value	Commission, cost to sell, closing costs	5% (5%)
Commercial and Industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6% (6%)

Collateral dependent loans:
Commercial and Industrial	784	Sales Comparison-Market Value Approach	Market rate adjustments	11% (11%)
Commercial and Industrial	36	Sales comparison, Market approach - guideline transaction method	Loss given default	80% (80%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
March 31, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$271,582	$271,582	$—	$—
Held-to-maturity securities, net of ACL	73,775	245	59,056	8,178
Loans, net(1)	2,401,299	—	—	2,332,332
Accrued interest receivable	10,623	10,623	—	—
Liabilities:
Term deposits(2)	379,533	336,284	—	43,587
Non-term deposits	2,135,864	2,135,864	—	—
Borrowings:
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	1,612	1,612	—	—
Subordinated notes – fixed-to-floating rate	44,621	—	—	40,901
Accrued interest payable	2,371	2,371	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$236,041	$236,041	$—	$—
Held-to-maturity securities, net of ACL	75,724	242	60,044	7,875
Loans, net(1)	2,399,952	—	—	2,325,081
Accrued interest receivable	10,364	10,364	—	—
Liabilities:
Term deposits(2)	471,415	429,008	—	42,764
Non-term deposits	2,042,794	2,042,794	—	—
Borrowings:
FHLB borrowings – fixed rate	5,000	5,000	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	2,038	2,038	—	—
Subordinated notes – fixed-to-floating rate	52,565	—	—	48,451
Accrued interest payable	1,995	1,995	—	—
(1) Excludes loans accounted for under the fair value option of $6.1 million and $7.3 million as of March 31, 2025 and December 31, 2024, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $336.3 million and $429.0 million as of March 31, 2025 and December 31, 2024, respectively, are classified under Level 1 fair value measurement.
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
NOTE 13 – DERIVATIVES
The Company periodically enters into interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of March 31, 2025 and December 31, 2024 was $50.0 million. As of March 31, 2025 and December 31, 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2025 and December 31, 2024 was $71.4 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of the periods noted:

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$50,000	$30	$50,000	$129

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	71,369	983	70,353	931

Total included in other assets		$1,013		$1,060

Included in other liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$71,369	$1,013	$70,353	$956

Total included in other liabilities		$1,013		$956
The effect of cash flow hedge accounting on accumulated other comprehensive income for the periods noted are as follows:

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(84)	$—	$—	$374	$—	$—
For the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, of interest income related to the swap to Other borrowed funds interest expense on the condensed consolidated statements of income.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 was immaterial.
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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended March 31, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$37,026	$183	$37,209
Total interest expense	19,756	—	19,756
Provision for credit losses	80	—	80
Net interest income, after provision for credit losses	17,190	183	17,373
Net gain on mortgage loans	—	1,067	1,067
All other non-interest income(1)	6,278	—	6,278
Total income before non-interest expense	23,468	1,250	24,718
Salaries and employee benefits expense	10,635	845	11,480
Depreciation and amortization expense	667	5	672
All other non-interest expense(2)	6,815	394	7,209
Income before income taxes	$5,351	$6	$5,357

Goodwill	$30,400	$—	$30,400
Total assets	$2,893,676	$12,624	$2,906,300
_____________________________
(1) All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, and Net gain on other real estate owned.
(2) All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, and Other. All other non-interest expense for Mortgage primarily includes Occupancy and equipment, Data processing, and Other.

As of or for the three months ended March 31, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$38,284	$114	$38,398
Total interest expense	22,328	—	22,328
Provision for credit losses	72	—	72
Net interest income, after provision for credit losses	15,884	114	15,998
Net gain on mortgage loans	—	1,264	1,264
All other non-interest income(1)	6,013	—	6,013
Total income before non-interest expense	21,897	1,378	23,275
Salaries and employee benefits expense	10,402	865	11,267
Depreciation and amortization expense	617	8	625
All other non-interest expense(2)	7,474	330	7,804
Income before income taxes	$3,404	$175	$3,579

Goodwill	$30,400	$—	$30,400
Total assets	$2,919,912	$12,305	$2,932,217
_____________________________
(1) All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, and Net loss on loans accounted for under the fair value option.
(2) All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, and Other. All other non-interest expense for Mortgage primarily includes Occupancy and equipment, Data processing, and Other.

NOTE 15 – LOW-INCOME HOUSING TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit ("LIHTC") investments. On June 26, 2023, the Company entered into two LIHTC investments for $3.0 million per investment. As of March 31, 2025 and December 31, 2024, total unfunded commitments related to LIHTC investments totaled $3.4 million and $4.1 million, respectively. As of March 31, 2025 and December 31, 2024, the total balance of all LIHTC investments was $3.6 million and $3.1 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended March 31, 2025 and 2024, the Company recognized amortization expense of $0.2 million and $0.2 million, respectively.
Additionally, during the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million and $0.2 million of tax credits and other benefits from the LIHTC investment, respectively. During the three months ended March 31, 2025 and 2024, the Company did not incur any impairment losses.
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks ("Basel III rules") have been fully phased in. The net unrealized gain or loss on held-to-maturity securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the three months ended March 31, 2025 and the year ended December 31, 2024, First Western made no capital injections into the Bank. Management believes as of March 31, 2025, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2025, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of March 31, 2025 and December 31, 2024, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2025, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2025 and December 31, 2024.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$260,407	11.76%	$132,841	6.0%	$177,121	8.0%
Consolidated	229,245	10.35	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	260,407	11.76	99,631	4.5	143,911	6.5
Consolidated	229,245	10.35	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	277,238	12.52	177,121	8.0	221,401	10.0
Consolidated	291,076	13.15	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	260,407	9.24	112,697	4.0	140,872	5.0
Consolidated	229,245	8.12	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$134,831	6.0%	$179,774	8.0%
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	256,419	11.41	101,123	4.5	146,067	6.5
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	271,981	12.10	179,774	8.0	224,718	10.0
Consolidated	294,807	13.12	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	256,419	8.94	114,681	4.0	143,351	5.0
Consolidated	226,244	7.88	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2025, $118.6 million of retained earnings is available to pay dividends from the Bank. As of March 31, 2025 and December 31, 2024, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2025 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 7, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on March 7, 2025 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
From 2004, when we opened our first profit center, until March 31, 2025, we have expanded our footprint into fourteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the three months ended March 31, 2025, we had $2.91 billion in total assets, $24.7 million in total income before non-interest expense, and provided fiduciary and advisory services on $7.18 billion of assets under management ("AUM").
Recent Industry Developments
Coming off the headwinds of 2024, the banking sector is poised to have a stronger, albeit tempered, 2025. The banking industry faces a dynamic regulatory landscape shaped by a new administration and evolving supervisory priorities. Despite the uncertain economic and political landscape, the Company continues to position itself to capitalize on the areas in which it excels. The Bank remains stable with strong fundamentals. The Company has a low amount of held-to-maturity securities, which represent 2.5% of total assets, and carries unrecognized losses amounting to 2.5% of Total shareholders’ equity as of March 31, 2025. We have a conservative credit appetite as evidenced by our limited exposure to non-owner occupied office space commercial real estate (“CRE”), which has been impacted by the shift to hybrid work environments. Our client base is well diversified with no single industry concentration.
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
•Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned (“OREO”) for sale, changes in OREO valuations subsequent to the initial acquisition when updated fair values are lower than the cost basis, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2025, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended March 31, 2025 compared with the three months ended March 31, 2024. We reported Net income available to common shareholders of $4.2 million for the three months ended March 31, 2025, compared to $2.5 million of Net income available to common shareholders for the three months ended March 31, 2024, a $1.7 million, or 68.0% increase. For the three months ended March 31, 2025, our Income before income tax was $5.4 million, a $1.8 million, or 50.0% increase from the three months ended March 31, 2024. The increase was primarily driven by a $1.4 million increase in Net interest income, $0.1 million increase in Non-interest income, and $0.3 million decrease in Non-interest expense.
•The increase in Net interest income was primarily driven by a decrease in Total interest expense due to the decrease in average interest-bearing deposit rates, offset partially by a decrease in Total interest and dividend income due to the decrease in total average interest-earning assets.
•The increase in Non-interest income was primarily due to an increase in Net gain on other real estate (“OREO”) due to the sale of our two largest OREO properties and an increase in Net gain on loans accounted for under the fair value option, offset partially by a decrease in Bank fees primarily due to a large loan prepayment penalty fee collected in the first quarter of 2024 and a decrease in Trust and investment management fees due to mix shifts within AUM product balances.
•The decrease in Non-interest expense was primarily driven by a decrease in Professional fees due to decreases in legal expenses, audit fees, and FDIC insurance fees, and a decrease in Other operational costs due to decreased costs related to non-performing asset workouts, offset partially by an increase in Occupancy and equipment expenses driven by additional rent expense related to the extension of a lease in the first quarter of 2024, and an increase in Salaries and employee benefits due to higher wages.
Net Interest Income
The three months ended March 31, 2025 compared with the three months ended March 31, 2024. For the three months ended March 31, 2025, Net interest income, before the Provision for credit losses, was $17.5 million, an increase of $1.4 million, or 8.7%, compared to the three months ended March 31, 2024. The increase was primarily driven by a 54 basis point decrease in average rates paid on Interest-bearing deposits, partially offset by an $82.8 million decrease in average loans outstanding. Our net interest margin increased 27 basis points to 2.61% for the three months ended March 31, 2025 from 2.34% reported for the three months ended March 31, 2024.
Interest expense on interest-bearing deposits decreased $2.1 million, or 10.2%, during the three months ended March 31, 2025 compared to the same period in 2024. Average interest-bearing deposit rates were 3.59% for the three months ended March 31, 2025, compared to 4.13% for the three months ended March 31, 2024. The decrease in Interest-bearing deposit rates was primarily attributable to the lower interest rate environment.
The decrease in average loans outstanding for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a net decline in the Cash, Securities and Other, Construction and Development, and Commercial and Industrial portfolios offset by net growth in the 1 - 4 Family Residential and Commercial Real Estate portfolios. Average loan yield was 5.71% for the three months ended March 31, 2025, compared to 5.66% for the three months ended March 31, 2024.

The following presents an analysis of Net interest income and Net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	As of or for the Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$198,294	$2,221	4.54%	$177,523	$2,352	5.33%
Debt securities(2)	75,592	681	3.65	74,666	603	3.25
Correspondent bank stock	5,806	128	8.94	4,451	95	8.58
Loans(3)	2,407,482	33,885	5.71	2,490,300	35,025	5.66
Mortgage loans held for sale(4)	13,593	183	5.46	6,752	114	6.79
Loans held at fair value	6,846	111	6.58	13,134	209	6.40
Total interest-earning assets(5)	2,707,613	37,209	5.57	2,766,826	38,398	5.58
Noninterest-earning assets	145,479			100,170
Total assets	$2,853,092			$2,866,996
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,090,505	18,516	3.59	$2,008,246	20,622	4.13
FHLB and Federal Reserve borrowings	51,885	502	3.92	92,195	969	4.23
Subordinated notes	52,495	738	5.70	52,360	737	5.66
Total interest-bearing liabilities	2,194,885	19,756	3.65	2,152,801	22,328	4.17
Noninterest-bearing liabilities:
Noninterest-bearing deposits	363,922			446,457
Other liabilities	41,656			22,250
Total noninterest-bearing liabilities	405,578			468,707
Total shareholders’ equity	252,629			245,488
Total liabilities and shareholders’ equity	$2,853,092			$2,866,996
Net interest rate spread(6)			1.92			1.41
Net interest income(7)		$17,453			$16,070
Net interest margin(8)			2.61			2.34
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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended March 31, 2025
	Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$233	$(364)	$(131)
Debt securities	8	70	78
Correspondent bank stock	30	3	33
Loans	(1,166)	26	(1,140)
Mortgage loans held for sale	92	(23)	69
Loans held at fair value	(102)	4	(98)
Total decrease in interest income	$(905)	$(284)	$(1,189)
Interest-bearing liabilities:
Interest-bearing deposits	729	(2,835)	(2,106)
FHLB and Federal Reserve borrowings	(390)	(77)	(467)
Subordinated notes	2	(1)	1
Total increase (decrease) in interest expense	$341	$(2,913)	$(2,572)
(Decrease) increase in net interest income	$(1,246)	$2,629	$1,383
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2025, we recorded a $0.1 million Provision for credit losses. For the three months ended March 31, 2024, we recorded a $0.1 million Provision for credit losses. The $0.1 million provision recorded for the three months ended March 31, 2025 was primarily due to the charge-off of a loan previously classified as held for sale and modest macroeconomic forecast deterioration, offset partially by mix shifts within our portfolio towards loans with lower loss rates and the release provision on unfunded loan commitments.
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended March 31, 2025 compared with the three months ended March 31, 2024. For the three months ended March 31, 2025 compared with the three months ended March 31, 2024, Non-interest income increased $0.1 million, or 0.9%, to $7.3 million.

The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$4,677	$4,930	$(253)	(5.1)%
Net gain on mortgage loans	1,067	1,264	(197)	(15.6)
Net gain on loans held for sale	222	117	105	89.7
Bank fees	422	891	(469)	(52.6)
Risk management and insurance fees	259	49	210	428.6
Income on company-owned life insurance	110	105	5	4.8
Net gain (loss) on loans accounted for under the fair value option	6	(302)	308	102.0
Net gain on other real estate owned	459	—	459	*
Unrealized gain (loss) recognized on equity securities	11	(6)	17	283.3
Other	112	229	(117)	(51.1)
Total non-interest income	$7,345	$7,277	$68	0.9
______________________________________
*Represents percentages that are not meaningful
Trust and investment management fees—The decrease in Trust and investment management fees of $0.3 million, or 5.1%, for the three months ended March 31, 2025, was primarily attributable to mix shift to products with lower fee structures.
Net gain on mortgage loans—The decrease in Net gain on mortgage loans of $0.2 million, or 15.6%, for the three months ended March 31, 2025, was primarily driven by a decrease in rate lock pull-through.
Net gain on loans held for sale—During the three months ended March 31, 2025, the Net gain on loans held for sale of $0.2 million was due to the reversal of the previous quarter's write-down on a non-performing loan. This loan was previously classified as held for sale; however, during the quarter it was transferred to held for investment and charged off through the Allowance for credit losses.
Bank fees—The decrease in Bank fees of $0.5 million, or 52.6%, for the three months ended March 31, 2025, was primarily driven by a large loan prepayment penalty fee collected in the first quarter of 2024.

Risk management and insurance fees—The increase in Risk management and insurance fees of $0.2 million for the three months ended March 31, 2025, was primarily driven by an increase in insurance client agreements compared to the first quarter of 2024.
Net gain (loss) on loans accounted for under the fair value option—The Company elected the fair value option on certain loans purchased in 2022. The increase in Net gain (loss) on loans accounted for under the fair value option of $0.3 million, or 102.0%, was primarily attributable to lower amounts of charges off and overall improved performance of the portfolio.
Net gain on other real estate owned—During the three months ended March 31, 2025, we sold our two largest OREO properties for a net gain of $0.5 million.
Other—The decrease in other income of $0.1 million, or 51.1%, for the three months ended March 31, 2025, was primarily attributable to $0.2 million returns on investment received in the first quarter of 2024 from a bank technology fund investment.
Non-Interest Expense
The three months ended March 31, 2025 compared with the three months ended March 31, 2024. For the three months ended March 31, 2025 compared with the three months ended March 31, 2024, Non-interest expense decreased $0.3 million, or 1.7%, to $19.4 million.

The following presents the significant categories of our non-interest expense during the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$11,480	$11,267	$213	1.9%
Occupancy and equipment	2,210	1,976	234	11.8
Professional services	1,704	2,411	(707)	(29.3)
Technology and information systems	1,078	1,010	68	6.7
Data processing	1,122	948	174	18.4
Marketing	216	194	22	11.3
Amortization of other intangible assets	51	57	(6)	(10.5)
Other	1,500	1,833	(333)	(18.2)
Total non-interest expense	$19,361	$19,696	$(335)	(1.7)
Salaries and employee benefits—The increase in Salaries and employee benefits of $0.2 million, or 1.9%, for the three months ended March 31, 2025, was primarily related to higher wages.
Occupancy and equipment—The increase in Occupancy and equipment of $0.2 million, or 11.8%, for the three months ended March 31, 2025, was primarily driven by additional rent expense related to the extension of a lease in the first quarter of 2024.
Professional services—The decrease in Professional services of $0.7 million, or 29.3%, for the three months ended March 31, 2025, was driven by decreases in legal expenses, audit fees, and FDIC insurance fees.
Data processing—The increase in Data processing of $0.2 million, or 18.4%, for the three months ended March 31, 2025, was primarily driven by increased costs related to our trust and investment management system.
Other—The decrease in Other of $0.3 million, or 18.2%, for the three months ended March 31, 2025, was primarily driven by decreased costs related to non-performing asset workouts.
Income Tax
The Company recorded an income tax provision of $1.2 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, reflecting an effective tax rate of 21.9% and 29.7%, respectively.

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
The following presents key metrics related to our segments during the periods presented:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$23,468	$1,250	$24,718	$21,897	$1,378	$23,275
Income before income taxes	5,351	6	5,357	3,404	175	3,579
Profit margin	22.8%	0.5%	21.7%	15.5%	12.7%	15.4%
______________________________________
(1)Net interest income after provision plus non-interest income.
The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$37,026	$38,284	$(1,258)	(3.3)%
Total interest expense	19,756	22,328	(2,572)	(11.5)
Provision for credit losses	80	72	8	11.1
Net interest income, after provision for credit losses	17,190	15,884	1,306	8.2
Total non-interest income(1)	6,278	6,013	265	4.4
Total income	23,468	21,897	1,571	7.2
Salaries and employee benefits expense	10,635	10,402	233	2.2
Depreciation and amortization expense	667	617	50	8.1
All other non-interest expense(2)	6,815	7,474	(659)	(8.8)
Income before income taxes	$5,351	$3,404	$1,947	57.2

Goodwill	$30,400	$30,400	$—	—%
Total assets	$2,893,676	$2,919,912	$(26,236)	(0.9)
______________________________________
(1) All other non-interest income primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, Net gain or loss on loans accounted for under the fair value option, Net gain on other real estate owned, and Other.
(2) All other non-interest expense primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing, Marketing, and Other.

The Wealth Management segment reported Income before income tax of $5.4 million for the three months ended March 31, 2025, compared to $3.4 million for the same period in 2024. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before taxes was driven primarily by an increase in Net interest income, an increase in Non-interest income, and a decrease in Non-interest expense. The increase in Net interest income was primarily driven by a decrease in Total interest expense due to the lower interest rate environment, offset partially by a decrease in Total interest and dividend income due to a decline in average interest-earning assets. The increase in Non-interest income was driven primarily by increases in Net gain on other real estate owned and Net gain on loans accounted for under the fair value option, offset partially by decreases in Trust and investment management fees and Bank fees. The decrease in Non-interest expense was driven primarily by a decrease in Professional services, partially offset by increases in Occupancy and equipment expenses and Salaries and employee benefits.
Mortgage

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$183	$114	$69	60.5%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	183	114	69	60.5
Net gain on mortgage loans	1,067	1,264	(197)	(15.6)
Total income before non-interest expense	1,250	1,378	(128)	(9.3)
Salaries and employee benefits expense	845	865	(20)	(2.3)
Depreciation and amortization expense	5	8	(3)	(37.5)
All other non-interest expense(1)	394	330	64	19.4
Income before income taxes	$6	$175	$(169)	(96.6)

Total assets	$12,624	$12,305	$319	2.6%
______________________________________
(1) All other non-interest expense primarily includes Occupancy and equipment, Data processing, and Other.

The Mortgage segment reported Income before income tax of $6 thousand for the three months ended March 31, 2025, compared to $0.2 million for the same period in 2024. The decrease in Income before taxes was primarily driven by a decrease in Net gain on mortgage loans. The decrease in Net gain on mortgage loans was primarily driven by a decrease in rate lock pull-through.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$271,582	$236,041	$35,541	15.1%
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $67,479 and $68,161), respectively	73,775	75,724	(1,949)	(2.6)
Loans (includes $6,112 and $7,283 measured at fair value, respectively)	2,425,367	2,425,565	(198)	—
Allowance for credit losses	(17,956)	(18,330)	374	2.0
Loans, net of allowance	2,407,411	2,407,235	176	—
Loans held for sale, at fair value	—	251	(251)	(100.0)
Mortgage loans held for sale, at fair value	10,557	25,455	(14,898)	(58.5)
Other real estate owned, net	4,385	35,929	(31,544)	(87.8)
Goodwill and other intangible assets, net	31,576	31,627	(51)	(0.2)
Company-owned life insurance	17,071	16,961	110	0.6
Other assets	89,943	89,814	129	0.1
Total assets	$2,906,300	$2,919,037	$(12,737)	(0.4)

Deposits	$2,515,397	$2,514,209	$1,188	—
Borrowings	96,233	109,603	(13,370)	(12.2)
Other liabilities	38,115	42,903	(4,788)	(11.2)
Total liabilities	2,649,745	2,666,715	(16,970)	(0.6)
Total shareholders’ equity	256,555	252,322	4,233	1.7
Total liabilities and shareholders’ equity	$2,906,300	$2,919,037	$(12,737)	(0.4)
Cash and cash equivalents increased by $35.5 million, or 15.1%, to $271.6 million as of March 31, 2025 compared to December 31, 2024. The increase was primarily the result of the proceeds from the sale of two OREO properties in the quarter.
Held-to-maturity debt securities decreased by $1.9 million, or 2.6%, to $73.8 million as of March 31, 2025 compared to December 31, 2024. As there were no held-to-maturity debt security purchases or sales in the quarter, the decrease was primarily due to principal payments received.
Loans, net of allowance increased by $0.2 million, or 0.0%, to $2.41 billion as of March 31, 2025 compared to December 31, 2024. The relatively flat change in the quarter was driven by payoffs offsetting new production.
Mortgage loans held for sale decreased $14.9 million, or 58.5%, to $10.6 million as of March 31, 2025 compared to December 31, 2024. The decrease was primarily due to lower origination volumes.
Other real estate owned, net decreased by $31.5 million as of March 31, 2025 compared to December 31, 2024. The decrease was due to the sale of two OREO properties during the first quarter.
Other assets increased by $0.1 million, or 0.1%, to $89.9 million as of March 31, 2025 compared to December 31, 2024.
Deposits increased $1.2 million, or 0.0%, to $2.52 billion as of March 31, 2025 compared to December 31, 2024. Money market deposit accounts increased $53.1 million, or 3.5%, to $1.57 billion as of March 31, 2025 compared to December 31, 2024. Time deposit accounts decreased $91.9 million, or 19.5%, from December 31, 2024 to $379.5 million as of March 31, 2025. Interest checking accounts increased $5.6 million, or 4.0%, to $145.0 million from December 31, 2024 to March 31, 2025.

Borrowings decreased $13.4 million, or 12.2%, to $96.2 million as of March 31, 2025 compared to December 31, 2024. The decrease was primarily driven by the redemption of $8.0 million of subordinated notes that became eligible to call in the first quarter as well as lower reliance on FHLB borrowings. Of the $8.0 million, $0.5 million was remitted prior to quarter-end and $7.5 million was reclassified into Other liabilities as of March 31, 2025 and remitted shortly after quarter-end.
Other liabilities decreased $4.8 million, or 11.2%, to $38.1 million as of March 31, 2025 compared to December 31, 2024. The decrease was primarily due to payments related to participated non-performing assets resolved through the sale of two OREO properties, offset by an increase in payables related to the redemption of a subordinated note prior to quarter-end that was not remitted to the note holders until after quarter-end.
Total shareholders’ equity increased $4.2 million, or 1.7%, from December 31, 2024 to $256.6 million as of March 31, 2025. The increase was primarily due to Net income for the year.

Assets Under Management

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Managed Trust Balance as of Beginning of Period	$2,018	$1,913
New relationships	5	3
Closed relationships	—	(4)
Contributions	2	9
Withdrawals	(134)	(102)
Market change, net	54	232
Ending Balance	$1,945	$2,051
Yield*	0.16%	0.18%

Directed Trust Balance as of Beginning of Period	$1,934	$1,622
New relationships	—	—
Closed relationships	(4)	—
Contributions	32	28
Withdrawals	(17)	(19)
Market change, net	(15)	34
Ending Balance	$1,930	$1,665
Yield*	0.10%	0.09%

Investment Agency Balance as of Beginning of Period	$1,584	$1,607
New relationships	9	13
Closed relationships	(12)	(16)
Contributions	15	16
Withdrawals	(52)	(63)
Market change, net	(12)	67
Ending Balance	$1,532	$1,624
Yield*	0.77%	0.77%

Custody Balance as of Beginning of Period	$589	$545
New relationships	1	—
Closed relationships	—	—
Contributions	102	128
Withdrawals	(44)	(12)
Market change, net	5	65
Ending Balance	$653	$726
Yield*	0.05%	0.04%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,125	$5,687
New relationships	15	16
Closed relationships	(16)	(20)
Contributions	151	181
Withdrawals	(247)	(196)
Market change, net	32	398
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,060	$6,066
Yield*	0.28%	0.30%

401(k)/Retirement Balance	$1,117	$1,075
Yield*	0.15%	0.16%

Total Assets Under Management	$7,177	$7,141
Yield*	0.26%	0.28%
______________________________________
*Trust & investment management fees divided by period end balance.

For the three months ended March 31, 2025, AUM decreased $144.0 million, or 2.0%. The decrease in the value of assets under management for the first quarter was primarily attributable to net withdrawals.

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
Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of March 31, 2025 and December 31, 2024, all our investments in debt securities were classified as held-to-maturity.
The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of March 31, 2025. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of March 31, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$246	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,996	0.34	19,412	1.23	170	*
GNMA MBS – residential	—	—	28	*	25	*	29,741	1.03
FNMA MBS – residential	—	—	3,119	0.22	769	0.02	7,934	0.38
Government CMO and MBS – commercial	—	—	197	0.01	1,220	0.04	3,489	0.10
Corporate CMO and MBS	—	—	14	*	345	0.03	3,141	0.16
Total held-to-maturity	$—	—%	$7,600	0.58%	$21,771	1.32%	$44,475	1.67%

	Maturities as of December 31, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$246	* %	$—	—%	$—	—%
Corporate bonds	—	—	3,995	0.34	19,410	1.20	173	*
GNMA MBS – residential	—	—	35	*	27	*	31,299	1.07
FNMA MBS – residential	—	—	3,137	0.21	812	0.02	8,060	0.37
Government CMO and MBS – commercial	—	—	112	0.01	1,391	0.06	3,573	0.10
Corporate CMO and MBS	—	—	15	*	357	0.03	3,153	0.16
Total held-to-maturity	$—	—%	$7,540	0.56%	$21,997	1.31%	$46,258	1.70%
______________________________________
*Represents percentages that are insignificant
As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on Held-to-maturity debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. Accrued interest receivable on Held-to-maturity debt securities totaled $0.5 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. The Allowance for credit losses on HTM debt securities was $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2025 and December 31, 2024, we had Mortgage loans held for sale of $10.6 million and $25.5 million, respectively, of residential mortgage loans we originated.
As of March 31, 2025 and December 31, 2024, we had loans held for sale of $0.0 million and $0.3 million, respectively. As of March 31, 2025, the Company has $6.1 million in loans accounted for under the fair value option with an unpaid principal balance amount of $6.3 million. As of December 31, 2024, the Company had $7.3 million in loans accounted for under the fair value option with an unpaid principal balance amount of $7.5 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted:

	March 31,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other	$100,994	4.2%	$119,834	5.0%
Consumer and Other	16,829	0.7	17,482	0.7
Construction and Development	290,110	12.0	314,481	13.0
1-4 Family Residential	973,718	40.2	962,901	39.8
Non-Owner Occupied CRE	633,641	26.2	611,239	25.3
Owner Occupied CRE	181,207	7.5	172,019	7.1
Commercial and Industrial	222,756	9.2	220,326	9.1
Loans held for investment at amortized cost	$2,419,255	100.0%	$2,418,282	100.0%
Loans accounted for under the fair value option(1)	6,112		7,283
Total loans held for investment	$2,425,367		$2,425,565
Mortgage loans held for sale, at fair value(2)	$10,557		$25,455
Loans held for sale, at fair value(3)	$—		$251
______________________________________
(1)Includes $6.3 million and $7.5 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $10.3 million and $25.2 million of unpaid principal balance of Mortgage loans held for sale as of March 31, 2025 and December 31, 2024, respectively.
(3)Includes $0.0 million and $0.6 million of principal balance of loans held for sale as of March 31, 2025 and December 31, 2024, respectively.
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
•Consumer and Other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are primarily consumer and other loans and are presented separately within the above table. They had an unpaid principal balance of $6.3 million and $7.5 million as of March 31, 2025 and December 31, 2024, respectively.
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

The largest category of the Company’s loan portfolio is Commercial Real Estate (“CRE”). An additional breakdown of the Company’s CRE portfolio follows:

	As of March 31, 2025
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$205,744	$205,744	25.3%
Industrial and warehouse	52,650	142,124	194,774	23.9
Office	57,867	132,535	190,402	23.4
Retail	29,685	61,022	90,707	11.1
Hotel	3,193	60,770	63,963	7.8
Restaurant and entertainment	18,554	15,167	33,721	4.1
Land	2,220	—	2,220	0.3
Other commercial real estate	17,038	16,279	33,317	4.1
Total CRE loan portfolio	$181,207	$633,641	$814,848	100.0%
The following summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of March 31, 2025
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$583,877	71.7%
Arizona	53,732	6.6
Wyoming	50,385	6.2
Montana	49,455	6.1
California	19,812	2.4
Other	57,587	7.0
Total CRE loan portfolio	$814,848	100.0%
The CRE portfolio is comprised of loans made to purchase, construct and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.55 million and $2.47 million with a weighted average loan-to-value ratio (“LTV”) of 53.6% and 52.9% as of March 31, 2025 and December 31, 2024, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of March 31, 2025
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$50,793	$47,165	$2,375	$661	$100,994
Consumer and Other	10,554	4,447	683	1,145	16,829
Construction and Development	141,813	148,178	119	—	290,110
1-4 Family Residential	106,152	121,940	27,428	718,198	973,718
Non-Owner Occupied CRE	117,282	434,354	72,050	9,955	633,641
Owner Occupied CRE	14,442	101,829	57,470	7,466	181,207
Commercial and Industrial	78,859	101,947	41,950	—	222,756
Total loans	$519,895	$959,860	$202,075	$737,425	$2,419,255
Loans accounted for under the fair value option(1)	218	5,894	—	—	6,112
Total loans	$520,113	$965,754	$202,075	$737,425	$2,425,367
Amounts with fixed rates	234,598	627,009	100,308	26,698	988,613
Amounts with floating rates	285,515	338,745	101,767	710,727	1,436,754
Total loans	$520,113	$965,754	$202,075	$737,425	$2,425,367

	As of December 31, 2024
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$40,409	$76,386	$2,376	$663	$119,834
Consumer and Other	10,129	5,430	712	1,211	17,482
Construction and Development	120,043	187,101	124	7,213	314,481
1-4 Family Residential	99,641	141,450	26,106	695,704	962,901
Non-Owner Occupied CRE	123,471	403,385	71,889	12,494	611,239
Owner Occupied CRE	11,903	97,600	54,942	7,574	172,019
Commercial and Industrial	91,564	84,459	44,303	—	220,326
Total loans	$497,160	$995,811	$200,452	$724,859	$2,418,282
Loans accounted for under the fair value option(1)	257	6,895	131	—	7,283
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
Amounts with fixed rates	220,192	650,979	100,903	31,371	1,003,445
Amounts with floating rates	277,225	351,727	99,680	693,488	1,422,120
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
______________________________________
(1)Loans accounted for under the fair value option are disclosed at fair value rather than amortized cost

Loan Modifications
GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. The Company had loan modifications of $1.1 million at March 31, 2025. For additional information on loan modifications, see Note 4 – Loans and the Allowance For Credit Losses.
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During the three months ended March 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of March 31, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
The Company had $0.0 and $47 thousand of interest reversed on non-accrual loans during the three months ended March 31, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $0.6 million and $2.5 million for the three months ended March 31, 2025 and 2024, respectively.
We had amortized cost of $17.1 million and $48.7 million in non-performing assets as of March 31, 2025 and December 31, 2024, respectively. Non-performing loans remained flat in the quarter, thus the decrease in non-performing assets was due to the sale of two OREO properties.
The following presents the amortized cost basis of non-performing assets as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
Commercial and Industrial	11,047	11,048
Total non-performing loans	12,751	12,752
OREO(1)	4,385	35,929
Total non-performing assets	$17,136	$48,681
Non-accrual loans to total loans(2)	0.53%	0.53%
Non-performing assets to total assets	0.59%	1.67%
Allowance for credit losses to non-accrual loans	140.82%	143.74%
Accruing loans 90 or more days past due	$—	$—
______________________________________
(1) Held at the lower of cost or market as described in Note 12.
(2) Excludes Mortgage loans held for sale of $10.6 million and $25.5 million as of March 31, 2025 and December 31, 2024, respectively. Excludes $6.1 million and $7.3 million of loans held for investment accounted for under the fair value option as of March 31, 2025 and December 31, 2024, respectively.

Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of March 31, 2025
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$99,290	$—	$1,704	$—	$—	$100,994
Consumer and Other(1)	16,779	—	50	—	6,112	22,941
Construction and Development	275,800	—	14,310	—	—	290,110
1-4 Family Residential	972,353	—	1,365	—	—	973,718
Non-Owner Occupied CRE	633,641	—	—	—	—	633,641
Owner Occupied CRE	178,777	—	2,430	—	—	181,207
Commercial and Industrial	195,715	2,354	24,687	—	—	222,756
Total	$2,372,355	$2,354	$44,546	$—	$6,112	$2,425,367

	As of December 31, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$118,130	$—	$1,704	$—	$—	$119,834
Consumer and Other(1)	17,482	—	—	—	7,283	24,765
Construction and Development	310,196	—	4,285	—	—	314,481
1-4 Family Residential	962,901	—	—	—	—	962,901
Non-Owner Occupied CRE	611,239	—	—	—	—	611,239
Owner Occupied CRE	169,573	—	2,446	—	—	172,019
Commercial and Industrial	192,484	9,120	18,722	—	—	220,326
Total	$2,382,005	$9,120	$27,157	$—	$7,283	$2,425,565
______________________________________
(1)Includes $6.1 million and $7.3 million of loans held for investment accounted for under fair value option as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, non-performing loans of $12.8 million and $12.8 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The Allowance for credit losses for loans represents Management’s best estimate of current expected credit losses on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; housing price index (“HPI”), gross domestic product (“GDP”), and national unemployment. The $0.5 million release of provision on pooled loans for the three months ended March 31, 2025 was predominately due to mix shifts within the loan portfolio and charge-offs, partially offset by modest HPI, GDP, and unemployment forecast deterioration. The Allowance for credit losses on individually analyzed loans was $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively. This $0.1 million provision on individually analyzed loans for the three months ended March 31, 2025 was primarily due to the addition of an individually evaluated loan with a collateral shortfall.

The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Average loans outstanding(1)(2)	$2,407,482	$2,490,300
Total loans outstanding at end of period(3)	$2,419,255	$2,463,602
Allowance for credit losses at beginning of period	$18,330	$23,931
Provision for credit losses	192	699
Charge-offs:
Consumer and Other	—	(11)
Commercial and Industrial	(594)	—
Total charge-offs	(594)	(11)
Recoveries:
Consumer and Other	20	5
1-4 Family Residential	4	5
Commercial and Industrial	4	1
Total recoveries	28	11
Net charge-offs	(566)	—
Allowance for credit losses at end of period	$17,956	$24,630
Allowance for credit losses to total loans	0.74%	1.00%
Net charge-offs to average loans	0.02	—
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $13.6 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $6.8 million and $13.1 million for the three months ended March 31, 2025 and 2024, respectively.
(3)Excludes Mortgage loans held for sale of $10.6 million and $10.5 million as of March 31, 2025 and 2024, respectively. Excludes $6.1 million and $11.9 million of loans held for investment accounted for under the fair value option as of March 31, 2025 and 2024, respectively.
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

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities, and Other	$391	4.2%	$410	5.0%
Consumer and Other	151	0.7	185	0.7
Construction and Development	4,299	12.0	5,184	13.0
1-4 Family Residential	5,321	40.2	5,200	39.8
Non-Owner Occupied CRE	4,310	26.2	4,340	25.3
Owner Occupied CRE	915	7.5	654	7.1
Commercial and Industrial	2,569	9.2	2,357	9.1
Total allowance for credit losses	$17,956	100.0%	$18,330	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.

Allowance for credit losses - off-balance sheet credit exposures
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of March 31, 2025 and determined an ACL of $0.6 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of March 31, 2025 were $2.9 million, a decrease of $0.2 million, or 7.2%, from December 31, 2024.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $1.2 million, or 0.0%, to $2.52 billion as of March 31, 2025, from December 31, 2024. Total average deposits for the three months ended March 31, 2025 were $2.45 billion, a decrease of $0.3 million, or 0.0%, compared to $2.45 billion as of March 31, 2024.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,523,891	3.67%	$1,376,621	4.30%
Interest checking accounts	137,215	0.22	143,577	0.29
Uninsured time deposits	60,066	4.23	65,211	4.44
Other time deposits	355,683	4.61	406,465	4.97
Total time deposits	415,749	4.55	471,676	4.90
Savings accounts	13,650	0.08	16,372	0.09
Total interest-bearing deposits	2,090,505	3.59	2,008,246	4.13
Noninterest-bearing accounts	363,922		446,457
Total deposits	$2,454,427	3.06%	$2,454,703	3.38%
Average noninterest-bearing deposits to average total deposits was 14.8% and 18.2% for the three months ended March 31, 2025 and 2024, respectively.
Our average cost of funds was 3.13% and 3.45% for the three months ended March 31, 2025 and 2024, respectively. The decrease in cost of funds was primarily driven by decreased rates on Interest-bearing deposit accounts and borrowings due to the lower interest rate environment.
Total money market accounts as of March 31, 2025 were $1.57 billion, a increase of $53.1 million, or 3.5%, compared to December 31, 2024. Interest checking accounts increased $5.6 million, or 4.0%, to $145.0 million compared to December 31, 2024.
Total time deposits as of March 31, 2025 were $379.5 million, a decrease of $91.9 million, or 19.5%, from December 31, 2024.

The following presents the amount of certificates of deposit by time remaining until maturity as of March 31, 2025:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$17,587	$18,967	$20,200	$3,379	$60,133
Other	141,175	27,629	110,728	39,868	319,400
Total	$158,762	$46,596	$130,928	$43,247	$379,533
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2025 and December 31, 2024, borrowings totaled $96.2 million and $109.6 million, respectively.
The decrease in borrowings as of March 31, 2025 compared to December 31, 2024 was driven by the redemption of a subordinated note during the quarter and lower reliance on FHLB borrowings due to loans and deposits being flat in the quarter as well as proceeds from the two OREO property sales.
The following presents balances of each of the borrowing facilities as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Borrowings
FHLB borrowings	$50,000	$55,000
Federal Reserve borrowings	1,612	2,038
Subordinated notes	44,621	52,565
Total	$96,233	$109,603
FHLB
The following presents additional information on our FHLB borrowings:

As of or for the Three Months Ended March 31,
(dollars in thousands)	2025
Short-term borrowings
Maximum outstanding at any month-end during the period	$55,000
Balance outstanding at end of period	50,000
Average outstanding during the period	50,056
Average interest rate during the period	4.48%
Average interest rate at the end of the period	4.49
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.
Derivatives
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of March 31, 2025 and December 31, 2024 was $50.0 million. As of March 31, 2025 and December 31, 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.

Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2025 and December 31, 2024 was $71.4 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. During the three months ended March 31, 2025 and 2024, the Company recognized $0.0 and $0.1 million, respectively, of fees related to new interest rate swaps, which are included in the Bank fees line of the Condensed Consolidated Statements of Income
Liquidity and Capital Resources
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
The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended March 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	12.76%	15.57%
Interest-bearing	73.27	70.04
FHLB and Federal Reserve borrowings	1.82	3.22
Subordinated notes	1.84	1.83
Other liabilities	1.46	0.78
Shareholders’ equity	8.85	8.56
Total	100.00%	100.00%
Uses of Funds:
Total loans	83.92%	86.48%
Investment securities	2.65	2.60
Correspondent bank stock	0.20	0.16
Mortgage loans held for sale	0.48	0.24
Interest-bearing deposits in other financial institutions	6.94	6.19
Noninterest-earning assets	5.81	4.33
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	14.83%	18.19%
Average loans to total average deposits	98.09%	101.45%
Average interest-bearing deposits to total average deposits	85.17%	81.81%
Our primary source of funds is Interest-bearing and Noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.
Capital Resources
Total shareholders’ equity increased $4.2 million, or 1.7%, from December 31, 2024 to $256.6 million as of March 31, 2025. The increase was primarily due to Net income year to date.
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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2025 and December 31, 2024, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
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
The following presents future contractual obligations to make future payments during the periods presented:

	As of March 31, 2025
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$50,000	$—	$1,612	$—		$51,612
Subordinated notes	—	—	—	44,621	(1)	44,621
Time deposits	336,286	42,729	518	—		379,533
Minimum lease payments	2,066	3,003	4,200	16,633		25,902
Total	$388,352	$45,732	$6,330	$61,254		$501,668
______________________________________
(1)Reflects contractual maturity dates of December 1, 2030, September 1, 2031, and December 15, 2032, although the Company can call the notes prior to their contractual maturity.
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
Critical Accounting Policies
Our accounting policies and procedures are described in Note 1 – Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.
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

Our exposure to interest rate risk is reviewed at least quarterly by the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net interest income and economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within Board of Directors-approved limits.
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario:

Change in Interest Rates (Basis Points)	As of March 31, 2025		As of December 31, 2024
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	2.23%	(7.78)%	0.94%	(8.37)%
100	2.60	(2.26)	2.51	(2.30)
Base	—	—	—	—
-100	2.61	5.53	5.11	6.94
-200	12.44	(0.54)	16.86	2.97
The model simulations as of March 31, 2025 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.  Risk Factors
There has been no material change in the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 7, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (2)
January 1, 2025 through January 31, 2025	17,339	(1)	$19.57	—	194,499
February 1, 2025 through February 28, 2025	—		—	—	194,499
March 1, 2025 through March 31, 2025	100		18.50	100	194,399
______________________________________
(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $19.57. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
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

First Western Financial, Inc.

May 7, 2025	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

May 7, 2025	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer