Form 10-Q
period 2025-06-30
First Western Financial Inc
filed 2025-08-01
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 30, 2025
Common Stock, no par value	9,717,922

FIRST WESTERN FINANCIAL, INC.

ABBREVIATIONS/ACRONYMS

ACL	Allowance for Credit Losses	FDIA	Federal Deposit Insurance Act
AI	Artificial Intelligence	FDIC	Federal Deposit Insurance Corporation
ALCO	Asset and Liability Committee	FHLB	Federal Home Loan Bank
AML Act	Anti-Money Laundering Act of 2020	FNMA	Federal National Mortgage Association
ASC	Accounting Standards Codification	FRB	Federal Reserve Bank
ASU	Accounting Standards Update	FSC	Forward Sale Commitments
AUM	Assets Under Management	FWFI	First Western Financial, Inc.
Bank	First Western Trust Bank	GAAP	Accounting Principles Generally Accepted in the United States of America
bp or bps	Basis Point(s)	GDP	Gross Domestic Product
BSA	Bank Secrecy Act	GNMA	Government National Mortgage Association
BTFP	Bank Term Funding Program	HPI	Housing Price Index
CDB	Colorado Division of Banking	HTM	Held-to-Maturity
CECL	Current Expected Credit Losses	IRLC	Interest Rate Lock Commitments
CET1	Equity Tier 1 Capital	ITC	Investment Tax Credit
CFPB	Consumer Financial Protection Bureau	LIHTC	Low-Income Housing Tax Credit
CMO	Collateralized-Mortgage Obligations	MBS	Mortgage-Backed Securities
CODM	Chief Operating Decision Maker	MSLP	Main Street Lending Program
Company	First Western Financial, Inc.	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act of 1977	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PCAOB	Public Company Accounting Oversight Board (United States)
CRO	Chief Risk Officer	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	Small Business Administration
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financial Rate

Important Notice about Information in this Quarterly Report
Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to "we," "our," "us," "the Company" and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank.”
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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 7, 2025. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$12,353	$9,770
Interest-bearing deposits in other financial institutions	219,961	226,271
Total cash and cash equivalents	232,314	236,041

Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71 (fair value of $93,979 and $68,161), respectively	99,825	75,724
Correspondent bank stock, at cost	11,254	5,864
Mortgage loans held for sale, at fair value	24,151	25,455
Loans held for sale, at fair value	—	251
Loans (includes $5,099 and $7,283 measured at fair value, respectively)	2,540,096	2,425,565
Allowance for credit losses	(18,994)	(18,330)
Loans, net	2,521,102	2,407,235
Premises and equipment, net	24,488	24,129
Accrued interest receivable	10,783	10,364
Accounts receivable	4,435	4,763
Other receivables	4,915	5,710
Other real estate owned, net	4,385	35,929
Goodwill and other intangible assets, net	31,524	31,627
Deferred tax assets, net	2,809	3,079
Company-owned life insurance	17,184	16,961
Other assets	37,628	35,905
Total assets	$3,026,797	$2,919,037

Liabilities
Deposits:
Noninterest-bearing	$361,656	$375,603
Interest-bearing	2,167,473	2,138,606
Total deposits	2,529,129	2,514,209
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	163,416	57,038
Subordinated notes	44,673	52,565
Accrued interest payable	1,406	1,995
Other liabilities	29,326	40,908
Total liabilities	2,767,950	2,666,715

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,717,922 and 9,667,142 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	193,398	193,585
Retained earnings	66,203	59,515
Accumulated other comprehensive loss	(754)	(778)
Total shareholders’ equity	258,847	252,322
Total liabilities and shareholders’ equity	$3,026,797	$2,919,037
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$35,085	$35,275	$69,153	$70,414
Loans accounted for under the fair value option	85	168	196	377
Investment securities	819	651	1,500	1,254
Interest-bearing deposits in other financial institutions	1,356	1,855	3,577	4,207
Dividends, restricted stock	155	105	283	200
Total interest and dividend income	37,500	38,054	74,709	76,452

Interest expense:
Deposits	18,208	20,848	36,724	41,470
Other borrowed funds	1,408	1,428	2,648	3,134
Total interest expense	19,616	22,276	39,372	44,604
Net interest income	17,884	15,778	35,337	31,848
Less: Provision for credit losses	1,773	2,334	1,853	2,406
Net interest income, after provision for credit losses	16,111	13,444	33,484	29,442

Non-interest income:
Trust and investment management fees	4,512	4,875	9,189	9,805
Net gain on mortgage loans	1,187	1,820	2,254	3,084
Net gain on loans held for sale	—	—	222	117
Bank fees	293	327	715	1,218
Risk management and insurance fees	47	109	306	158
Income on company-owned life insurance	112	106	222	211
Net gain (loss) on loans accounted for under the fair value option	26	(315)	32	(617)
Net gain on other real estate owned	—	—	459	—
Unrealized gain (loss) recognized on equity securities	3	(2)	14	(8)
Other	125	52	237	281
Total non-interest income	6,305	6,972	13,650	14,249
Total income before non-interest expense	22,416	20,416	47,134	43,691

Non-interest expense:
Salaries and employee benefits	11,019	11,097	22,499	22,364
Occupancy and equipment	2,224	2,080	4,434	4,056
Professional services	1,855	1,826	3,559	4,237
Technology and information systems	1,030	1,042	2,108	2,052
Data processing	1,166	1,101	2,288	2,049
Marketing	267	243	483	437
Amortization of other intangible assets	52	56	103	113
Other	1,486	1,556	2,986	3,389
Total non-interest expense	19,099	19,001	38,460	38,697
Income before income taxes	3,317	1,415	8,674	4,994
Income tax expense	814	339	1,986	1,403
Net income available to common shareholders	$2,503	$1,076	$6,688	$3,591
Earnings per common share:
Basic	$0.26	$0.11	$0.69	$0.37
Diluted	0.26	0.11	0.68	0.37
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$2,503	$1,076	$6,688	$3,591
Other comprehensive income items:
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	67	97	133	190
Income tax effect	(16)	(24)	(31)	(46)
Unrealized gain (loss) on cash flow hedge	7	40	(92)	534
Income tax effect	(1)	(9)	14	(129)
Total other comprehensive income items	57	104	24	549
Comprehensive income	$2,560	$1,180	$6,712	$4,140
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of April 1, 2024	9,621,309	$192,724	$53,557	$(753)	$245,528
Net income	—	—	1,076	—	1,076
Other comprehensive income, net of tax and reclassification	—	—	—	104	104
Settlement of share awards	39,239	(255)	—	—	(255)
Stock-based compensation	—	422	—	—	422
Balance as of June 30, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875

Balance as of April 1, 2025	9,704,320	$193,666	$63,700	$(811)	$256,555
Net income	—	—	2,503	—	2,503
Other comprehensive income, net of tax and reclassifications	—	—	—	57	57
Repurchase of common stock	(26,287)	(481)	—	—	(481)
Settlement of share awards	39,889	(295)	—	—	(295)
Stock-based compensation	—	508	—	—	508
Balance as of June 30, 2025	9,717,922	$193,398	$66,203	$(754)	$258,847

Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	3,591	—	3,591
Other comprehensive income, net of tax and reclassifications	—	—	—	549	549
Settlement of share awards	79,365	(634)	—	—	(634)
Stock-based compensation	—	631	—	—	631
Balance as of June 30, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875

Balance as of January 1, 2025	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	6,688	—	6,688
Other comprehensive income, net of tax and reclassifications	—	—	—	24	24
Repurchase of common stock	(26,387)	(483)	—	—	(483)
Settlement of share awards	77,167	(634)	—	—	(634)
Stock-based compensation	—	930	—	—	930
Balance as of June 30, 2025	9,717,922	$193,398	$66,203	$(754)	$258,847
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$6,688	$3,591
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	(28)	(64)
Stock dividends received on correspondent bank stock	(283)	(200)
Provision for credit losses	1,853	2,406
Net gain on loans held for sale	(222)	(117)
Net gain on mortgage loans	(2,254)	(3,084)
Origination of mortgage loans held for sale	(162,424)	(172,258)
Proceeds from mortgage loans	166,042	155,046
Depreciation and amortization	1,365	1,256
Net amortization of purchase accounting adjustments	222	68
Deferred income tax expense	253	(1,207)
Purchase of solar tax credits	(945)	—
Income on company-owned life insurance	(222)	(211)
Stock-based compensation	930	631
Net gain on other real estate owned	(459)	—
Unrealized (gain) loss recognized on equity securities	(14)	8
Net (gain) loss on loans accounted for under the fair value option	(32)	617
Net changes in operating assets and liabilities:
Change in accounts receivable	103	143
Change in accrued interest receivable and other assets	1,281	1,615
Change in accrued interest payable and other liabilities	(12,926)	(2,069)
Net cash used in operating activities	(1,072)	(13,829)
Cash flows from investing activities
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	4,006	3,937
Purchases	(27,946)	(8,532)
Purchases of correspondent bank stock	(5,247)	(6,534)
Redemption of correspondent bank stock	140	3,085
Contributions to low-income housing tax credit investments	(959)	—
Loan and note receivable originations and principal collections, net	(112,888)	63,813
Purchases of premises and equipment	(1,616)	(546)
Proceeds from sale of loans	—	2,950
Purchases of loans	(2,329)	—
Proceeds from sale of other real estate owned	32,003	—
Net cash (used in) provided by investing activities	(114,836)	58,173
Cash flows from financing activities
Net change in deposits	14,920	(118,147)
Payments to Federal Home Loan Bank borrowings	(67,603)	(226,200)
Proceeds from Federal Home Loan Bank borrowings	174,734	313,737
Payments to Federal Reserve borrowings	(753)	(81,743)
Proceeds from Federal Reserve borrowings	—	60,000
Payments to subordinated note holders	(8,000)	—
Repurchase of common stock	(483)	—
Cash paid for withholding taxes on share-based awards	(634)	(634)
Net cash provided by (used in) financing activities	112,181	(52,987)

Net change in cash and cash equivalents	(3,727)	(8,643)
Cash and cash equivalents, beginning of year	236,041	254,442
Cash and cash equivalents, end of period	$232,314	$245,799

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$39,961	$46,154
Income tax refund	—	93
Cash paid for lease liabilities	1,845	1,417
Supplemental noncash disclosures:
Transfer to loans held for investment from loans held for sale	(594)	—
Lease right-of-use-asset obtained in exchange for lease liabilities	1,758	10,910
Transfers from loans, net of participations, to other real estate owned	—	7,765
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Basis of Presentation: The condensed consolidated financial statements include the accounts of First Western Financial, Inc. (FWFI), incorporated in Colorado on July 18, 2002, and its direct and indirect wholly-owned subsidiaries listed below (collectively referred to as the "Company," "we," "us," or "our").
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the Bank). The Bank wholly owns First Western Merger Corporation (Merger Corp), which is therefore indirectly wholly owned by FWFI.
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
The condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2024 condensed consolidated balance sheet has been derived from the audited financial statements for the year ended December 31, 2024.
In the opinion of management, all adjustments that were recurring in nature and considered necessary have been included for fair presentation of the Company’s financial position and results of operations. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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
Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided, and actual results could differ. Information available which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, and changes in the financial condition of borrowers. Material estimates that are particularly susceptible to significant change include: the determination of the allowance for credit losses (ACL), the evaluation of goodwill impairment, and the fair value of certain financial instruments.
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2025 and December 31, 2024, 77.7% and 78.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.

Allowance for Credit Losses loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and expanded for certain call codes into separate segments based on risk characteristics.
The ACL for pooled loans are estimated using a discounted cash flow (DCF) methodology using the amortized cost basis (excluding interest) for all loans modeled within a performing pool of loans. The DCF analysis pairs loan-level term information, for example, maturity date, payment amount, interest rate, with top-down pool assumptions such as default rates, prepayment speeds, to produce individual expected cash flows for every loan in the segment. The results are then aggregated to produce segment level results and reserve requirements for each segment based on similar risk characteristics.
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
Loans that do not share risk characteristics are analyzed on an individual basis. Loans analyzed individually are not included in the pooled loan evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
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
ACL - Held-to-maturity (HTM) debt securities: The majority of our HTM investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label collateralized-mortgage obligations (CMO), mortgage-backed securities (MBS), and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectability of private label CMO, MBS, and corporate bonds taking into consideration factors such as the asset quality and delinquencies of the issuers.

Modifications: The Company identifies modifications to borrowers experiencing financial difficulty as a loan that has been modified for the borrower that is experiencing financial difficulties. The Company considers some of the indicators that a borrower is experiencing financial difficulty to be: currently in payment default on any of their debt, declaring bankruptcy, going concern, and other indicators of inability to meet obligations. This list does not include all potential indicators of a borrower’s financial difficulties. The ACL on loans that are considered modifications to borrowers experiencing financial difficulty are measured using the same method as all other loans held for investment.
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
•Cash Flow Hedge: a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in Other comprehensive income (OCI) and is reclassified into earnings in the same periods during which the hedged transactions affect earnings.
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
Mortgage Banking Derivatives: Commitments to fund mortgage loans, IRLC (interest rate lock commitments), and FSC (forward sale commitments), to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.

In order to manage the interest rate risk on our uncommitted IRLC and mortgage loans held for sale pipeline, the Company enters into mortgage derivative financial instruments called To Be Announced (TBA), which we refer to as forward commitments. TBA agreements are forward contracts to purchase MBS that will be issued by a US Government Sponsored Enterprise and are typically net settled. The Bank purchases or sells these derivatives to offset the changes in value of our mortgage loans held for sale and IRLC adjusted pipeline where we have exposure to interest rate volatility. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.
Other Real Estate Owned (OREO): Property acquired by foreclosure or deed-in-lieu of foreclosure is initially recorded at fair value less estimated selling cost at acquisition date, establishing a new cost basis. The Company is considered to have received physical possession of real estate property collateralizing a loan upon the occurrence of either the Company obtaining legal title to the property or the borrower conveying all interest in the property through a deed-in-lieu or similar agreement. Fair value is determined as the amount that could be reasonably expected in a current sale between a willing buyer and a willing seller in an orderly transaction between market participants at the measurement date. Subsequent to the initial acquisition, if the fair value of the asset, less estimated selling cost, is less than the cost of the property, a loss is recognized within non-interest expense and the asset carrying value is reduced. Gain or loss on disposition of OREO is recorded in non-interest income. In determining the fair value of the properties on the date of transfer and any subsequent estimated losses of net realizable value, the fair value of other real estate acquired by foreclosure or deed-in-lieu of foreclosure is determined primarily based upon appraisal or evaluation of the underlying property value.
Solar Investment Tax Credit (ITC): The Company purchases solar investment tax credits (ITCs) that are are transferable, nonrefundable federal tax incentives intended to encourage investment in renewable energy infrastructure in accordance with ASC 740, “Income Taxes" and Section 48 “Energy Credit” of the Internal Revenue Code. Upon entering into a binding agreement to acquire a transferable solar ITC, the Company recognizes a deferred tax asset equal to the amount paid for the credit, assuming it is more likely than not that the credit will be realized against future taxable income only to the extent that tax credits offset no more than 75% of the total tax liability. Upon utilization of the credit against current-year tax liabilities, the Company reduces the deferred tax asset with a corresponding reduction to current tax expense. The tax benefit is recorded in the period the credit is used. Management assesses realizability of the deferred tax asset in accordance with ASC 740, including the application of valuation allowances if needed.
Revenue Recognition: In accordance with the Financial Accounting Standards Board (FASB), Accounting Standard Codification (ASC) 606 Revenue from Contracts with Customers (ASC 606), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of assets under management (AUM) and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 are considered in scope of ASC 606.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently Adopted Accounting Pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company since the Company's fiscal year ended December 31, 2024.
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

NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and ACL of debt securities held-to-maturity and the corresponding amounts of gross unrecognized gains and losses as of the date noted (dollars in thousands):

June 30, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$247	$—	$—	$247	$—
Corporate bonds	23,580	52	(2,173)	21,459	(71)
Government National Mortgage Association (GNMA) MBS – residential	28,619	—	(2,765)	25,854	—
Federal National Mortgage Association (FNMA) MBS – residential	25,238	44	(546)	24,736	—
Government CMO and MBS – commercial	7,938	5	(366)	7,577	—
Corporate CMO and MBS	14,274	44	(212)	14,106	—
Total debt securities held-to-maturity	$99,896	$145	$(6,062)	$93,979	$(71)

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(4)	$242	$—
Corporate bonds	23,578	—	(2,801)	20,777	(71)
GNMA MBS – residential	31,361	—	(3,383)	27,978	—
FNMA MBS – residential	12,011	—	(689)	11,322	—
Government CMO and MBS – commercial	5,075	5	(483)	4,597	—
Corporate CMO and MBS	3,524	—	(279)	3,245	—
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)
Net accretion of premiums and amortization of discounts related to HTM debt securities during the three and six month periods ended June 30, 2025 and 2024 was immaterial, and is included in Net interest income in the Consolidated Statements of Income.
As of June 30, 2025, the amortized cost and estimated fair value of HTM debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	June 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due between one year and five years	4,244	4,220
Due between five years and ten years	19,417	17,332
Due after ten years	166	154
CMO and MBS securities	76,069	72,273
Total	$99,896	$93,979
In 2022, the Company committed $6.0 million in total to two bank technology funds. During the six months ended June 30, 2025, the Company made $0.8 million of contributions to the partnerships and received $0.0 million of returns on investment. During the year ended December 31, 2024, the Company made $0.5 million of contributions to the partnerships and received $0.3 million of returns on investment. As of June 30, 2025 and December 31, 2024, the Company held a balance of $3.2 million and $2.5 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $2.8 million in future contributions.

In 2014, the Company began investing in a small business investment company (SBIC) fund administered by the Small Business Administration (SBA). The Company made no contributions to the SBIC fund during the six months ended June 30, 2025. During the year ended December 31, 2024, the Company made $0.2 million of contributions to the SBIC fund. As of June 30, 2025 and December 31, 2024, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of June 30, 2025 and December 31, 2024, securities with market values of $28.0 million and $31.1 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of June 30, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any debt securities during the six months ended June 30, 2025 or 2024.
Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The majority of our HTM investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Accrued interest receivable on HTM debt securities totaled $0.4 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses. The following presents the activity in the ACL for debt securities HTM by major security type for the periods noted:

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
The Company monitors the credit quality of HTM debt securities on a quarterly basis. As of June 30, 2025 and December 31, 2024, there were no HTM debt securities past due or on non-accrual.

NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	June 30, 2025	December 31, 2024
Cash, Securities, and Other	$161,691	$119,834
Consumer and Other	15,914	17,482
Construction and Development	254,916	314,481
1-4 Family Residential	1,015,260	962,901
Non-Owner Occupied CRE	652,864	611,239
Owner Occupied CRE	195,603	172,019
Commercial and Industrial	238,749	220,326
Total	2,534,997	2,418,282
Allowance for credit losses	(18,994)	(18,330)
Total, net	$2,516,003	$2,399,952
Loans accounted for under the fair value option(1)	5,099	7,283
Loans, net	$2,521,102	$2,407,235
______________________________________
(1)Includes $5.2 million and $7.5 million of unpaid principal balance of loans held for investment measured at fair value as of June 30, 2025 and December 31, 2024, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of June 30, 2025 and December 31, 2024, total loans held for investment included $141.5 million and $164.3 million, respectively, of performing loans purchased through mergers or acquisitions.
As of June 30, 2025, the Company did not hold any Main Street Lending Program (MSLP) loans. As of December 31, 2024, the Company’s Commercial and Industrial loans included one MSLP loan with the net carrying amount of $1.7 million, or 0.8% of the total category.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$159,987	$161,691	$—	$161,691
Consumer and Other	—	—	—	—	15,914	15,914	5,099	21,013
Construction and Development	—	—	—	—	254,916	254,916	—	254,916
1-4 Family Residential	351	850	—	1,201	1,014,059	1,015,260	—	1,015,260
Non-Owner Occupied CRE	—	—	—	—	652,864	652,864	—	652,864
Owner Occupied CRE	1,045	—	—	1,045	194,558	195,603	—	195,603
Commercial and Industrial	2,476	4,902	11,661	19,039	219,710	238,749	—	238,749
Total	$3,872	$5,752	$13,365	$22,989	$2,512,008	$2,534,997	$5,099	$2,540,096

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$118,130	$119,834	$—	$119,834
Consumer and Other	—	—	—	—	17,482	17,482	7,283	24,765
Construction and Development	—	—	—	—	314,481	314,481	—	314,481
1-4 Family Residential	3,971	—	—	3,971	958,930	962,901	—	962,901
Non-Owner Occupied CRE	—	—	—	—	611,239	611,239	—	611,239
Owner Occupied CRE	350	—	—	350	171,669	172,019	—	172,019
Commercial and Industrial	4,999	—	10,870	15,869	204,457	220,326	—	220,326
Total	$9,320	$—	$12,574	$21,894	$2,396,388	$2,418,282	$7,283	$2,425,565
______________________________________
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of June 30, 2025 and December 31, 2024, the Company did not have any loans more than 90 days delinquent and accruing interest.
Loan Modifications
GAAP requires that certain types of loan modifications to borrowers experiencing financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing.
There were no loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, there were zero and one loan modification, respectively, made to borrowers experiencing financial difficulty.
The following presents the amortized cost basis as of June 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2024.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and Industrial	$—	$—	$1,000	$—	$—	0.4%
Total	$—	$—	$1,000	$—	$—
The following presents the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

Six Months Ended June 30, 2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and Industrial	$—	—%	5 months
There were no loans that experienced a default during the three and six months ended June 30, 2025 or 2024, subsequent to being granted a modification in the preceding twelve months.

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

	As of June 30, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
1-4 Family Residential	—	850	—
Commercial and Industrial	790	11,836	—
Total	$2,494	$14,390	$—
______________________________________
(1)As of June 30, 2025, the Company had an allowance of $0.9 million on non-accrual loans.

	As of December 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Commercial and Industrial	10,870	11,048	—
Total	$12,574	$12,752	$—
______________________________________
(1)As of December 31, 2024, the Company had an allowance of $0.1 million on non-accrual loans.
The Company recognized no interest income on non-accrual loans during the three and six month periods ended June 30, 2025 and 2024.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually analyzed to determine expected credit losses, by class of loans as of the date noted:

	As of June 30, 2025
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
1-4 Family Residential	850	—	—	850
Owner Occupied CRE	1,045	—	—	1,045
Commercial and Industrial	—	—	11,836	11,836
Total	$1,895	$1,704	$11,836	$15,435

	As of December 31, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Commercial and Industrial	—	—	12,015	12,015
Total	$—	$1,704	$12,015	$13,719

Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. During the three months ended March 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of June 30, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
Allowance for Credit Losses on Loans
The ACL on loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2025 and December 31, 2024 was $10.3 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The ACL represents Management’s best estimate of current expected credit losses (CECL) on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (HPI), gross domestic product (GDP), and national unemployment.
Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the ACL by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in ACL for the three months ended June 30, 2025:
Beginning balance	$391	$151	$4,299	$5,321	$4,310	$915	$2,569	$17,956
Provision (release) for credit losses	759	5	(648)	220	13	(178)	1,524	1,695
Charge-offs	—	—	—	—	—	—	(667)	(667)
Recoveries	—	2	—	3	—	—	5	10
Ending balance	$1,150	$158	$3,651	$5,544	$4,323	$737	$3,431	$18,994

Changes in ACL for the six months ended June 30, 2025:
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
Provision (release) for credit losses	740	(49)	(1,533)	336	(17)	83	2,327	1,887
Charge-offs	—	—	—	—	—	—	(1,261)	(1,261)
Recoveries	—	22	—	8	—	—	8	38
Ending balance	$1,150	$158	$3,651	$5,544	$4,323	$737	$3,431	$18,994

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in ACL for the three months ended June 30, 2024:
Beginning balance	$777	$87	$7,388	$4,288	$2,196	$975	$8,919	$24,630
(Release) provision for credit losses	(402)	(15)	208	21	7	(2)	2,863	2,680
Charge-offs	—	(15)	—	—	—	—	—	(15)
Recoveries	—	18	—	1	—	—	5	24
Ending balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319

Changes in ACL for the six months ended June 30, 2024:
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(586)	(46)	(349)	(66)	(122)	(61)	4,609	3,379
Charge-offs	—	(26)	—	—	—	—	—	(26)
Recoveries	—	23	—	6	—	—	6	35
Ending balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319
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
Substandard: Substandard loans are considered "classified" and are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans in this category may be placed on non-accrual status and may individually be analyzed.
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

The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of June 30, 2025 and December 31, 2024. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$47,201	$1,354	$4,572	$3,462	$11,945	$15,250	$76,203	$159,987
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$47,201	$1,354	$4,572	$3,462	$11,945	$15,250	$77,907	$161,691
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$33	$3,586	$—	$1,338	$330	$773	$9,854	$15,914
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	1	—	4,417	601	80	—	5,099
Total Consumer and Other	$33	$3,587	$—	$5,755	$931	$853	$9,854	$21,013
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Development
Pass	$10,091	$52,791	$59,241	$109,883	$942	$9,515	$951	$243,414
Special mention	—	1,362	—	7,044	—	—	—	8,406
Substandard	—	460	533	2,103	—	—	—	3,096
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$10,091	$54,613	$59,774	$119,030	$942	$9,515	$951	$254,916
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 Family Residential
Pass	$117,148	$58,460	$78,593	$342,472	$118,700	$161,770	$133,246	$1,010,389
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,367	850	—	2,654	4,871
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$117,148	$58,460	$78,593	$343,839	$119,550	$161,770	$135,900	$1,015,260
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$19,021	$48,388	$52,686	$288,768	$94,262	$119,368	$30,371	$652,864
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$19,021	$48,388	$52,686	$288,768	$94,262	$119,368	$30,371	$652,864
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$22,397	$4,140	$3,081	$41,649	$40,901	$79,131	$1,888	$193,187
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,416	—	—	—	2,416
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$22,397	$4,140	$3,081	$44,065	$40,901	$79,131	$1,888	$195,603
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial
Pass	$28,518	$21,411	$3,587	$47,269	$9,071	$31,628	$63,318	$204,802
Special mention	—	—	4,927	4,873	1,933	—	—	11,733
Substandard	—	—	569	3,821	—	12,024	5,800	22,214
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$28,518	$21,411	$9,083	$55,963	$11,004	$43,652	$69,118	$238,749
Current year-to-date gross charge-offs	$—	$—	$—	$667	$—	$594	$—	$1,261
Total pass	$244,409	$190,130	$201,760	$834,841	$276,151	$417,435	$315,831	$2,480,557
Total special mention	—	1,362	4,927	11,917	1,933	—	—	20,139
Total substandard	—	460	1,102	9,707	850	12,024	10,158	34,301
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	1	—	4,417	601	80	—	5,099
Total	$244,409	$191,953	$207,789	$860,882	$279,535	$429,539	$325,989	$2,540,096
(1)Includes loans held for investment measured at fair value as of June 30, 2025. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

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
______________________________________
(1)Includes loans held for investment measured at fair value as of December 31, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
NOTE 4 – GOODWILL
Goodwill is tested annually for impairment in the fourth quarter or earlier upon the occurrence of certain events. A significant amount of judgement is involved in determining if an indicator of goodwill impairment occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of June 30, 2025, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of June 30, 2025 and December 31, 2024.

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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		June 30, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$19,568	$19,161

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$21,268	$20,959
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

	June 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	8.60 years	9.09 years

Weighted-Average Discount Rate
Operating leases	4.19%	4.14%
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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease Costs
Operating lease cost	$902	$846	$1,778	$1,600
Variable lease cost	618	590	1,194	1,132
Lease costs, net	$1,520	$1,436	$2,972	$2,732

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2025⁽¹⁾	$1,151
2026	1,791
2027	1,776
2028	1,657
2029	3,469
Thereafter	17,236
Total future minimum lease payments	27,080
Less: imputed interest	(5,812)
Present value of net future minimum lease payments	$21,268
______________________________________
(1)Amount represents the remaining six months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended June 30, 2025 and 2024. The Company recognized $0.1 million and $0.2 million of lease income during the six months ended June 30, 2025 and June 30, 2024, respectively.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next three years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2025⁽¹⁾	$105
2026	160
2027	123
Thereafter	—
Total undiscounted operating lease income	$388
______________________________________
(1)Amount represents the remaining six months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s Interest-bearing deposits as of the dates noted:

(dollars in thousands)	June 30, 2025	December 31, 2024
Money market deposit accounts	$1,632,997	$1,513,605
Time deposits	397,006	471,415
Interest checking accounts	123,967	139,374
Savings accounts	13,503	14,212
Total interest-bearing deposits	$2,167,473	$2,138,606
Aggregate time deposits of $250 or greater	$136,334	$96,310
Overdraft balances classified as loans totaled $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2025(1)	$201,222
2026	153,537
2027	5,828
2028	35,800
2029	295
Thereafter	324
Total	$397,006
______________________________________
(1)Amount represents the remaining six months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2025 and December 31, 2024 amounted to $1.34 billion and $1.30 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $371 million as of June 30, 2025.
Upon maturity, the Company renewed a three-month $50 million FHLB advance on April 2, 2025. The rate for the borrowing is adjusted daily based on the SOFR rate plus 13.5 basis points. The advance matured on July 2, 2025 and was renewed for an additional three months.
The following presents the Company’s maturities of FHLB borrowings (dollars in thousands):

Maturity Date	Rate %	June 30, 2025	December 31, 2024
July 1, 2025(1)	4.59%	$112,131	$5,000
July 2, 2025	4.53	50,000	50,000
Total		$162,131	$55,000
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s Paycheck Protection Program (PPP), the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2025 and December 31, 2024, $1.3 million and $2.0 million, respectively, was outstanding under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance(1)
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	$10,000	$162	$9,979
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,936
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,758
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
During the first quarter of 2025, a subordinated note with a carrying value of $8 million became eligible and was redeemed. For the three months ended June 30, 2025 and 2024, the Company recorded $0.6 million and $0.7 million, respectively, of interest expense related to the collective subordinated notes. For the six months ended June 30, 2025 and 2024, the Company recorded $1.3 million and $1.4 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of June 30, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$48,967	$482,364	$68,427	$453,520
Standby letters of credit	12,274	11,446	13,864	8,000
Commitments to make loans to sell	33,635	—	19,769	—
Commitments to make loans	6,908	48,962	4,029	15,563
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$560	$1,551	$672	$2,178
Provision for (release of) credit losses	78	(346)	(34)	(973)
Ending balance	$638	$1,205	$638	$1,205
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
On June 13, 2024, the Company announced that its Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock, no par value, from time to time, within one year (the 2024 Repurchase Plan) and that the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2024 Repurchase Plan.
On April 23, 2025, the Company authorized the repurchase of up to $5,000,000 of the Company’s common stock, no par value, from time to time (the 2025 Repurchase Plan). On May 14, 2025, the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2025 Repurchase Plan. The 2025 Repurchase Plan is effective for one year beginning June 13, 2025, the date the 2024 Repurchase Plan expired.
The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2025 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the six months ended June 30, 2025, the Company repurchased 26,387 shares under the authorization of the 2024 Repurchase Plan. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of June 30, 2025, there was $5,000,000 value of shares available for repurchase under the 2025 Repurchase Plan.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (the 2008 Plan) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (the 2016 Plan) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan were authorized to be issued under the 2016 Plan. Effective June 4, 2025, the Company’s stockholders approved the First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (the 2025 Plan), which included an increase of 150,000 shares to the 2025 Plan’s share reserve. The 2025 Plan is a continuation, and amendment and restatement, of the 2016 Plan. As of June 30, 2025, there were a total of 396,376 shares available for issuance under the 2025 Plan. Any shares covered by an award granted under the 2008 Plan that are forfeited, cancelled, or terminated for no consideration will (i) not be available for future awards under the 2008 Plan, (ii) be available for future awards under the 2025 Plan, and (iii) increase the share reserve of the 2025 Plan by one share for each share that is retained by or returned to the Company, subject to a maximum of 1,500,000 shares.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2025 and 2024.
During the three and six months ended June 30, 2025 and 2024, the Company recognized no stock based compensation expense associated with stock options. As of June 30, 2025, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	79,761	$25.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(11,033)	24.32
Outstanding as of June 30, 2025	68,728	25.46	0.66	(1)
Options fully vested / exercisable as of June 30, 2025	68,728	25.46	0.66	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of June 30, 2025, there were 68,728 options that were exercisable. Exercise prices are between $25.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 to 2026.
Restricted Stock Units
Pursuant to the 2025 Plan, the Company may grant associates and non-associate directors long-term cash and stock-based compensation. Historically, the Company has granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the six months ended June 30, 2025:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2024	215,343	159,704
Granted	69,874	64,762
Vested	(53,594)	(54,617)
Forfeited	(12,765)	(7,417)
Outstanding as of June 30, 2025	218,858	162,432

During the three months ended June 30, 2025, the Company issued 39,889 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 13,705 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the three months ended June 30, 2024, the Company issued 39,239 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 14,696 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
During the six months ended June 30, 2025, the Company issued 77,167 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 31,044 shares, with a combined market value at the dates of settlement of $0.6 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance. During the six months ended June 30, 2024, the Company issued 79,365 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 34,019 shares, with a combined market value at the dates of settlement of $0.6 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and members of the Board of Directors at the date approved by the Company’s Board of Directors. The Company granted 69,874 and 69,107 Time Vesting Units during the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the six months ended June 30, 2025 and 2024, the Company recognized compensation expense of $0.7 million, for the Time Vesting Units. As of June 30, 2025, there was $4.2 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.4 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 600%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of June 30, 2025 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
On November 18, 2020	114%	22,336	$13	0.4 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55	14,708	40	0.5 years	December 31, 2023	December 31, 2025
On May 1, 2023(2)	—	—	—	0.0 years	December 31, 2025	December 31, 2027
On May 1, 2024	121	44,624	567	3.5 years	December 31, 2026	December 31, 2028
On March 17, 2025	200	20,886	229	2.5 years	December 31, 2027	December 31, 2027
On May 1, 2025	100	45,251	912	4.5 years	December 31, 2027	December 31, 2029
On June 4, 2025(2)	—	—	—	0.0 years	December 31, 2025, 2026 & 2027	December 31, 2025, 2026, 2027 & June 4, 2030
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of June 30, 2025.

The following presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Grant Period	2025	2024	2025	2024	2025	2024
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	—	$—	$3	$—	$(48)
On November 18, 2020	—	—	9	(15)	19	(4)
May 3, 2021 through August 11, 2021	—	—	7	8	26	(86)
On August 4, 2022(1)	—	—	—	14	—	28
On May 1, 2023(2)	—	—	—	—	—	—
On May 1, 2024	7,745	42,805	62	25	94	25
On March 17, 2025	10,443	—	23	—	27	—
On May 1, 2025	46,574	—	34	—	34	—
On June 4, 2025(3)	—	—	—	—	—	—
______________________________________
(1) Performance period ended December 31, 2024 and performance threshold was not met and, therefore, no compensation expense was recognized for the six months ended June 30, 2025 and 2024.
(2) Performance threshold was not met for the years ended December 31, 2024 and December 31, 2023, therefore, no compensation expense was recognized for the six months ended June 30, 2025 and 2024.
(3) Performance threshold is not expected to be met in future performance periods, therefore, no compensation expense was recognized for the six months ended June 30, 2025.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in thousands, except share and per share amounts	2025	2024	2025	2024
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$2,503	$1,076	$6,688	$3,591

Denominator:
Basic weighted average shares	9,707,924	9,647,345	9,706,181	9,647,509
Earnings per common share - basic	$0.26	$0.11	$0.69	$0.37

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$2,503	$1,076	$6,688	$3,591

Denominator:
Basic weighted average shares	9,707,924	9,647,345	9,706,181	9,647,509
Diluted effect of common stock equivalents:
Stock options	—	—	—	—
Time Vesting Units	39,775	18,495	44,362	22,965
Financial Performance Units	61,622	84,827	53,423	73,424
Total diluted effect of common stock equivalents	101,397	103,322	97,785	96,389
Diluted weighted average shares	9,809,321	9,750,667	9,803,966	9,743,898
Earnings per common share - diluted	$0.26	$0.11	$0.68	$0.37

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	68,728	88,936	68,728	108,186
Time Vesting Units	28,170	103,752	44,224	117,806
Financial Performance Units	—	—	—	4,545
Total potentially dilutive securities	96,898	192,688	112,952	230,537
NOTE 11 – INCOME TAXES
During the three months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $0.8 million and $0.3 million, respectively, reflecting an effective tax rate of 24.5% and 24.0%, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded an income tax provision of $2.0 million and $1.4 million, respectively, reflecting an effective tax rate of 22.9% and 28.1%, respectively.
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
Guarantee Asset and Liability: The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value, which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates, also known as the Conditional Prepayment Rate, and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.

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
Mortgage Related Derivatives: Mortgage related derivatives include our IRLC, FSC, and the forward commitments on our loans held for sale pipeline. The fair value estimate of our IRLC is based on valuation models using market data from secondary market loan sales and direct contacts with third party investors as of the measurement date and pull through assumptions (Level 2). The FSC fair value estimate reflects the potential pair off fee associated with mandatory trades and is estimated by using a market differential and pair off penalty assessed by the investor (Level 3). The fair value estimate of the forward commitments is based on market prices of similar securities to the underlying MBS (Level 2).
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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$24,151	$—	$24,151
Loans held at fair value	$—	$—	$5,099	$5,099
Equity securities	$641	$122	$—	$763
Guarantee asset	$—	$—	$244	$244
IRLC, net	$—	$734	$—	$734
Equity warrants	$—	$—	$765	$765
Swap derivative assets	$—	$1,048	$—	$1,048
Financial Liabilities
Forward commitments and FSC	$—	$262	$—	$262
Swap derivative liabilities	$—	$1,037	$—	$1,037

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$25,455	$—	$25,455
Loans held for sale	$—	$251	$—	$251
Loans held at fair value	$—	$—	$7,283	$7,283
Forward commitments and FSC	$—	$225	$—	$225
Equity securities	$630	$122	$—	$752
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$358	$—	$358
Equity warrants	$—	$—	$765	$765
Swap derivative asset	$—	$1,060	$—	$1,060
Financial Liabilities
Forward commitments and FSC	$—	$13	$—	$13
Swap derivative liabilities	$—	$956	$—	$956
There were no transfers between levels during the six months ended June 30, 2025 or year ended December 31, 2024.
As of June 30, 2025, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.
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

In the first quarter of 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the write-down recorded in the fourth quarter of 2024 and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the ACL in the first quarter of 2025. During the year ended December 31, 2024, the Company reclassified $5.8 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the year ended December 31, 2024, a total of $5.4 million reclassified loans held for sale were sold. As of June 30, 2025 and December 31, 2024, there were $0.0 and $0.3 million of loans held for sale, respectively.
As of June 30, 2025, there were 11 loans totaling $10 thousand, accounted for under the fair value option that were on non-accrual. As of December 31, 2024, there were 37 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. During the three months ended June 30, 2025 and 2024, the Company recorded net charge-offs of $0.0 million and $0.4 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income. During the six months ended June 30, 2025 and 2024, the Company recorded net charge-offs of $0.1 million and $0.7 million, respectively, on loans accounted for under the fair value option.
The following provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	June 30, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$24,151	$23,629	$522	$—	$—	$—	$—	$—	$—
Loans held for investment	5,099	5,234	(135)	10	10	—	10	10	—
	$29,250	$28,863	$387	$10	$10	$—	$10	$10	$—

	December 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$25,455	$25,217	$238	$—	$—	$—	$—	$—	$—
Loans held for sale	251	594	(343)	251	594	(343)	251	594	(343)
Loans held for investment	7,283	7,507	(224)	47	52	(5)	47	52	(5)
	$32,989	$33,318	$(329)	$298	$646	$(348)	$298	$646	$(348)
The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$348	$283	$255	$362
Loans held for sale	—	—	222	—
Loans held for investment	32	50	89	100
	$380	$333	$566	$462

Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended June 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$6,112	$261	$765
Originations	—	9	—
Gains/(losses) in net income, net	32	(4)	—
Net charge-offs	(6)	—	—
Settlements	(1,039)	(22)	—
Ending balance	$5,099	$244	$765

Three Months Ended June 30, 2024	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$11,922	$199	$795
Originations	—	34	—
Gains/(losses) in net income, net	50	6	—
Net charge-offs	(365)	—	—
Settlements	(1,417)	(11)	—
Ending balance	$10,190	$228	$795

Six Months Ended June 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$7,283	$235	$765
Originations	—	20	—
Gains/(losses) in net income, net	89	32	—
Net charge-offs	(57)	—	—
Settlements	(2,216)	(43)	—
Ending balance	$5,099	$244	$765

Six Months Ended June 30, 2024	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$13,726	$189	$795
Originations	—	47	—
Gains/(losses) in net income, net	100	11	—
Net charge-offs	(717)	—	—
Settlements	(2,919)	(19)	—
Ending balance	$10,190	$228	$795
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

Collateral Dependent Loans, net of ACL: The fair value of collateral dependent loans individually analyzed and not included in the pooled loan analysis under the ACL is generally based on recent appraisals and the value of any credit enhancements associated with the loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. Collateral dependent loans are analyzed monthly and adjusted accordingly if needed.
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
The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$5,099	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	244	Discounted cash flow	Discount rate Prepayment rate	6% (6%) 12% (12%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14%) 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	4,385	Appraisal value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	93	Sales comparison, Market approach - guideline transaction method	Loss given default	47% (47%)
Commercial and Industrial, 1-4 Family Residential	1,212	Appraisal value	Commission, cost to sell	7% (7%)
Commercial and Industrial	9,734	Appraisal value	Commission Receiver costs	10% to 20% (18%) 2% (2%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$7,283	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 15% (15%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14%) 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	10,314	Appraisal value	Commission, cost to sell, closing costs	5% (5%)
Commercial and Industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6% (6%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	784	Sales Comparison-Market Value Approach	Market rate adjustments	11% (11%)
Commercial and Industrial	36	Sales comparison, Market approach - guideline transaction method	Loss given default	80% (80%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
June 30, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$232,314	$232,314	$—	$—
Held-to-maturity securities, net of ACL	99,825	247	85,436	8,296
Loans, net(1)	2,516,003	—	—	2,454,131
Accrued interest receivable	10,783	10,783	—	—
Liabilities:
Term deposits(2)	397,006	352,536	—	44,862
Non-term deposits	2,132,123	2,132,123	—	—
Borrowings:
FHLB borrowings – fixed rate	112,131	112,131	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	1,285	1,285	—	—
Subordinated notes – fixed-to-floating rate	44,673	—	—	42,401
Accrued interest payable	1,406	1,406	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$236,041	$236,041	$—	$—
Held-to-maturity securities, net of ACL	75,724	242	60,044	7,875
Loans, net(1)	2,399,952	—	—	2,325,081
Accrued interest receivable	10,364	10,364	—	—
Liabilities:
Term deposits(2)	471,415	429,008	—	42,764
Non-term deposits	2,042,794	2,042,794	—	—
Borrowings:
FHLB borrowings – fixed rate	5,000	5,000	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	2,038	2,038	—	—
Subordinated notes – fixed-to-floating rate	52,565	—	—	48,451
Accrued interest payable	1,995	1,995	—	—
______________________________________
(1) Excludes loans accounted for under the fair value option of $5.1 million and $7.3 million as of June 30, 2025 and December 31, 2024, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $352.5 million and $429.0 million as of June 30, 2025 and December 31, 2024, respectively, are classified under Level 1 fair value measurement.
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

Held-to-maturity securities: The fair values for HTM investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities is not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2025 and December 31, 2024 was $50.0 million. As of June 30, 2025 and December 31, 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2025 and December 31, 2024 was $65.3 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following reflects the fair value of derivatives recorded on the condensed consolidated balance sheets as of the periods noted:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$50,000	$37	$50,000	$129

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	65,325	1,011	70,353	931

Total included in other assets		$1,048		$1,060

Included in other liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$65,325	$1,037	$70,353	$956

Total included in other liabilities		$1,037		$956
The effect of cash flow hedge accounting on accumulated OCI for the periods noted are as follows:

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$6	$—	$—	$31	$—	$—

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income	Unrealized Gain (Loss) Recorded in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate contracts	$(78)	$—	$—	$405	$—	$—
For the three months ended June 30, 2025 and 2024, the Company recorded $0.1 million and $0.2 million of interest income related to the swap to Other borrowed funds interest expense on the Condensed Consolidated Statements of Income. For the six months ended June 30, 2025 and 2024, the Company recorded $0.1 million and $0.4 million, respectively, of interest income related to the swap to Other borrowed funds interest expense on the condensed consolidated statements of income.
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was immaterial.
NOTE 14 – SEGMENT REPORTING
The Company’s reportable segments consist of Wealth Management and Mortgage. The chief operating decision maker (CODM) is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The CODM uses income before income tax to determine resource allocation during the annual budget and forecast process and to monitor monthly budgeted versus actual results in assessing performance of the segments.

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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended June 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,190	$310	$37,500
Total interest expense	19,616	—	19,616
Provision for credit losses	1,773	—	1,773
Net interest income, after provision for credit losses	15,801	310	16,111
Net gain on mortgage loans	—	1,187	1,187
All other non-interest income(1)	5,118	—	5,118
Total income before non-interest expense	20,919	1,497	22,416
Salaries and employee benefits expense	10,126	893	11,019
Depreciation and amortization expense	688	5	693
All other non-interest expense(2)	7,004	383	7,387
Income before income taxes	$3,101	$216	$3,317

Goodwill	$30,400	$—	$30,400
Total assets	$3,000,682	$26,115	$3,026,797
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, and Other.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the three months ended June 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,711	$343	$38,054
Total interest expense	22,276	—	22,276
Provision for credit losses	2,334	—	2,334
Net interest income, after provision for credit losses	13,101	343	13,444
Net gain on mortgage loans	—	1,820	1,820
All other non-interest income(1)	5,152	—	5,152
Total income before non-interest expense	18,253	2,163	20,416
Salaries and employee benefits expense	10,067	1,030	11,097
Depreciation and amortization expense	623	9	632
All other non-interest expense(2)	6,907	365	7,272
Income (loss) before income taxes	$656	$759	$1,415

Goodwill	$30,400	$—	$30,400
Total assets	$2,908,654	$28,901	$2,937,555
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, and Net loss on loans accounted for under the fair value option.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the six months ended June 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$74,216	$493	$74,709
Total interest expense	39,372	—	39,372
Provision for credit losses	1,853	—	1,853
Net interest income, after provision for credit losses	32,991	493	33,484
Net gain on mortgage loans	—	2,254	2,254
All other non-interest income(1)	11,396	—	11,396
Total income before non-interest expense	44,387	2,747	47,134
Salaries and employee benefits expense	20,761	1,738	22,499
Depreciation and amortization expense	1,355	10	1,365
All other non-interest expense(2)	13,819	777	14,596
Income before income taxes	$8,452	$222	$8,674

Goodwill	$30,400	$—	$30,400
Total assets	$3,000,682	$26,115	$3,026,797
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, and Net gain on other real estate owned.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the six months ended June 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$75,995	$457	$76,452
Total interest expense	44,604	—	44,604
Provision for credit losses	2,406	—	2,406
Net interest income, after provision for credit losses	28,985	457	29,442
Net gain on mortgage loans	—	3,084	3,084
All other non-interest income(1)	11,165	—	11,165
Total income before non-interest expense	40,150	3,541	43,691
Salaries and employee benefits expense	20,469	1,895	22,364
Depreciation and amortization expense	1,239	17	1,256
All other non-interest expense(2)	14,382	695	15,077
Income before income taxes	$4,060	$934	$4,994

Goodwill	$30,400	$—	$30,400
Total assets	$2,908,654	$28,901	$2,937,555
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, and Net loss on loans accounted for under the fair value option.
(2)All other non-interest expense for Wealth Management primarily includes Professional services, Occupancy and equipment, Technology and information systems, Data processing, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.
NOTE 15 – TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit (LIHTC) investments. As of June 30, 2025 and December 31, 2024, total unfunded commitments related to LIHTC investments totaled $3.0 million and $4.1 million, respectively. As of June 30, 2025 and December 31, 2024, the total balance of all LIHTC investments was $3.7 million and $3.1 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended June 30, 2025 and 2024, the Company recognized amortization expense of $0.2 million. During the six months ended June 30, 2025 and 2024, the Company recognized amortization expense of $0.4 million.
Additionally, during the three months ended June 30, 2025 and 2024, the Company recognized $0.2 million of tax credits and other benefits from the LIHTC investment. During the six months ended June 30, 2025 and 2024, the Company recognized $0.4 million of tax credits and other benefits from the LIHTC investment. During the three and six months ended June 30, 2025 and 2024, the Company did not incur any impairment losses.
During the three and six months ended June 30, 2025, the Company purchased $1.0 million of solar investment tax credits (ITCs) and recognized $0.1 million of related tax credits. The Company had not invested in solar investment tax credits prior to the second quarter of 2025. As of June 30, 2025, the Company had no unrecognized solar investment tax credits.
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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) have been fully phased in. The net unrealized gain or loss on HTM securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the six months ended June 30, 2025 and the year ended December 31, 2024, First Western made no capital injections into the Bank. Management believes as of June 30, 2025, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The standard ratios established by First Western and the Bank’s primary regulators to measure capital require First Western and the Bank to maintain minimum amounts and ratios, set forth in the following table. These ratios are common equity Tier 1 capital (CET1), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2025, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of June 30, 2025 and December 31, 2024, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2025, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2025 and December 31, 2024.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$264,054	11.36%	$139,496	6.0%	$185,995	8.0%
Consolidated	231,538	9.96	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	264,054	11.36	104,622	4.5	151,121	6.5
Consolidated	231,538	9.96	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	282,002	12.13	185,995	8.0	232,494	10.0
Consolidated	294,486	12.67	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	264,054	9.49	111,289	4.0	139,111	5.0
Consolidated	231,538	8.31	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$134,831	6.0%	$179,774	8.0%
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	256,419	11.41	101,123	4.5	146,067	6.5
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	271,981	12.10	179,774	8.0	224,718	10.0
Consolidated	294,807	13.12	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	256,419	8.94	114,681	4.0	143,351	5.0
Consolidated	226,244	7.88	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2025, $121.7 million of retained earnings is available to pay dividends from the Bank. As of June 30, 2025 and December 31, 2024, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2025 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until June 30, 2025, we have expanded our footprint into fourteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the six months ended June 30, 2025, we had $3.03 billion in total assets, $47.1 million in total income before non-interest expense, and provided fiduciary and advisory services on $7.50 billion of AUM.
Recent Industry Developments
Coming off the headwinds of 2024, the banking sector is poised to have a stronger, albeit tempered, 2025. The banking industry faces a dynamic regulatory landscape shaped by a new administration and evolving supervisory priorities. Despite the uncertain economic and political landscape, the Company continues to position itself to capitalize on the areas in which it excels. The Bank remains stable with strong fundamentals. The Company has a low amount of HTM securities, which represent 3.3% of Total assets, and carries unrecognized losses amounting to 2.3% of Total shareholders’ equity as of June 30, 2025. We have a conservative credit appetite and our client base is well diversified with no single industry concentration.
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
Non-Interest Income
Non-interest income primarily consists of the following:
•Trust and investment management fees—fees and other sources of income charged to clients for managing their trust and investment assets, providing financial planning consulting services, 401(k) and retirement advisory consulting services, and other wealth management services. Trust and investment management fees are primarily impacted by rates charged and increases and decreases in AUM. AUM is primarily impacted by opening and closing of client advisory and trust accounts, contributions and withdrawals, and the fluctuations in market value.
•Net gain on mortgage loans—gain on originating and selling mortgages and origination fees, less commissions to loan originators, document review, and other costs specific to originating and selling the loan. The market adjustments for interest rate lock commitments (IRLC), mortgage derivatives, and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold, and market conditions.
•Net gain on loans accounted for under the fair value option—unrealized gains or losses on the fair value adjustments to held for investment loans on which the Bank has elected the fair value option of accounting. This also includes realized gains or losses on charge-offs and recoveries.
•Bank fees—income generated through bank-related service charges such as: electronic transfer fees, treasury management fees, bill pay fees, loan prepayment penalty fees, loan interest rate swap fees, and other banking fees. Bank fees are primarily impacted by the level of business activities and cash movement activities of our clients.
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
•Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare other real estate owned (OREO) for sale, changes in OREO valuations subsequent to the initial acquisition when updated fair values are lower than the cost basis, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.
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
We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity, and trend of problem assets such as those determined to be classified, delinquent, non-accrual, non-performing or restructured; the adequacy of our ACL; the diversification and quality of loan and investment portfolios; and the extent of counterparty risks, credit risk concentrations, and other factors.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2025, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended June 30, 2025 compared with the three months ended June 30, 2024. We reported Net income available to common shareholders of $2.5 million for the three months ended June 30, 2025, compared to $1.1 million of Net income available to common shareholders for the three months ended June 30, 2024, a $1.4 million, or 127.3% increase. For the three months ended June 30, 2025, our Income before income tax was $3.3 million, a $1.9 million, or 134.4% increase from the three months ended June 30, 2024. The increase was primarily driven by a $2.1 million increase in Net interest income and a $0.6 million decrease in Provision for credit losses, partially offset by a $0.7 million decrease in Non-interest income.
•The increase in Net interest income was driven by a 32 basis point increase in net interest margin, partially offset by a decline in average interest-earnings assets. The increase in net interest margin was primarily due to a 42 basis point decrease in total cost of funds as a result of the lower interest rate environment.
•The decrease in Provision for credit losses was primarily driven by a decrease in specific reserve provisions due to a large specific reserve recorded in the second quarter of 2024, partially offset by increases in general reserve provisions primarily due to loan growth
•The decrease in Non-interest income was primarily driven by decreases in Net gain on mortgage loans due to a decrease in origination volume and Trust and investment management fees due to a mix-shift in AUM to lower fee product categories, partially offset by an increase in Net gain on loans accounted for under the fair value option.
The six months ended June 30, 2025 compared with the six months ended June 30, 2024. We reported Net income available to common shareholders of $6.7 million for the six months ended June 30, 2025, compared to $3.6 million of Net income available to common shareholders for the six months ended June 30, 2024, a $3.1 million, or 86.1% increase. For the six months ended June 30, 2025, our Income before income tax was $8.7 million, a $3.7 million, or 73.7% increase from the six months ended June 30, 2024. The increase was primarily driven by a $3.5 million increase in Net interest income and a $0.6 million decrease in Provision for credit losses, partially offset by a $0.6 million decrease in Non-interest income.
•The increase in Net interest income was driven by a 30 basis point increase in net interest margin, partially offset by a decline in average interest-earning assets. The increase in net interest margin was primarily due to a 36 basis point decrease in total cost of funds as a result of the lower interest rate environment.
•The decrease in Provision for credit losses was primarily driven by a decrease in specific reserve provisions due to a large specific reserve recorded in the second quarter of 2024, partially offset by increases in general reserve provisions primarily due to loan growth.
•The decrease in Non-interest income was primarily driven by decreases in Net gain on mortgage loans due to a decrease in origination volume, Trust and investment management fees due to a mix-shift in AUM to lower fee product categories, and Bank fees due to a large loan prepayment penalty fee collected in the first quarter of 2024, partially offset by increases in Net gain on loans accounted for under the fair value option and Net gain on other real estate owned.
Net Interest Income
The three months ended June 30, 2025 compared with the three months ended June 30, 2024. For the three months ended June 30, 2025, Net interest income, before the Provision for credit losses, was $17.9 million, an increase of $2.1 million, or 13.3%, compared to the three months ended June 30, 2024. The increase in Net interest income was primarily driven by a 62 basis point decrease in average rates paid on Interest-bearing deposits, partially offset by a 6 basis point decrease in average interest-earning asset yields. Net interest margin increased 32 basis points to 2.67% in the second quarter of 2025 from 2.35% reported in the second quarter of 2024.
Interest expense on Interest-bearing deposits decreased $2.6 million, or 12.7%, during the three months ended June 30, 2025 compared to the same period in 2024. Average Interest-bearing deposit rates were 3.57% for the three months ended June 30, 2025, compared to 4.19% for the three months ended June 30, 2024. The decrease in Interest-bearing deposit rates was primarily attributable to the lower interest rate environment.

The decrease in average interest-earning asset yields during the three months ended June 30, 2025 compared to the same period in 2024 was primarily driven by a $19.7 million decrease in average balance and an 81 basis point decrease in average yield on Interest-bearing deposits in other financial institutions. The average Interest-bearing deposits in other financial institutions yield was 4.46% for the three months ended June 30, 2025, compared to 5.27% for the three months ended June 30, 2024. The decrease in the Interest-bearing deposits in other financial institutions yield was primarily attributable to the lower interest rate environment.
The six months ended June 30, 2025 compared with the six months ended June 30, 2024. For the six months ended June 30, 2025, Net interest income, before the Provision for credit losses, was $35.3 million, an increase of $3.5 million, or 11.0%, compared to the six months ended June 30, 2024. The increase was primarily driven by a 58 basis point decrease in average rates paid on Interest-bearing deposits, partially offset by a 4 basis point decrease in average interest-earning asset yields. Net interest margin increased 30 basis points to 2.64% for the six months ended June 30, 2025 from 2.34% reported for the six months ended June 30, 2024.
Interest expense on Interest-bearing deposits decreased $4.7 million, or 11.4%, during the six months ended June 30, 2025 compared to the same period in 2024. Average interest-bearing deposit rates were 3.58% for the six months ended June 30, 2025, compared to 4.16% for the six months ended June 30, 2024. The decrease in Interest-bearing deposit rates was primarily attributable to the lower interest rate environment.
The decrease in average interest-earning asset yields for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to a $41.4 million decrease in average loan balances. The average loan yield was 5.71% for the six months ended June 30, 2025, compared to 5.70% for the six months ended June 30, 2024.
The following presents an analysis of Net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	As of or for the Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$121,950	$1,356	4.46%	$141,600	$1,855	5.27%
Debt securities(2)	85,739	819	3.83	75,461	651	3.47
Correspondent bank stock	7,199	155	8.64	4,801	105	8.80
Loans(3)	2,443,758	34,775	5.71	2,443,937	34,931	5.75
Mortgage loans held for sale(4)	18,803	310	6.61	20,254	344	6.83
Loans held at fair value	5,690	85	5.99	11,314	168	5.97
Total interest-earning assets(5)	2,683,139	37,500	5.61	2,697,367	38,054	5.67
Noninterest-earning assets	126,397			119,247
Total assets	$2,809,536			$2,816,614
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,047,570	18,208	3.57	$2,001,691	20,848	4.19
FHLB and Federal Reserve borrowings	75,362	778	4.14	67,196	691	4.14
Subordinated notes	44,639	630	5.66	52,414	737	5.66
Total interest-bearing liabilities	2,167,571	19,616	3.63	2,121,301	22,276	4.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	352,391			412,741
Other liabilities	32,794			34,051
Total noninterest-bearing liabilities	385,185			446,792
Total shareholders’ equity	256,780			248,521
Total liabilities and shareholders’ equity	$2,809,536			$2,816,614
Net interest rate spread(6)			1.98			1.45
Net interest income(7)		$17,884			$15,778
Net interest margin(8)			2.67			2.35

	As of or for the Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$159,911	$3,577	4.51%	$159,562	$4,207	5.30%
Debt securities(2)	80,666	1,500	3.75	75,064	1,254	3.36
Correspondent bank stock	6,506	283	8.77	4,626	200	8.69
Loans(3)	2,425,720	68,660	5.71	2,467,118	69,957	5.70
Mortgage loans held for sale(4)	16,212	493	6.13	13,503	457	6.81
Loans held at fair value	6,265	196	6.31	12,224	377	6.20
Total interest-earning assets(5)	2,695,280	74,709	5.59	2,732,097	76,452	5.63
Noninterest-earning assets	135,914			109,708
Total assets	$2,831,194			$2,841,805
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,068,919	36,724	3.58	$2,004,969	41,470	4.16
FHLB and Federal Reserve borrowings	63,688	1,280	4.05	79,695	1,660	4.19
Subordinated notes	48,545	1,368	5.68	52,387	1,474	5.66
Total interest-bearing liabilities	2,181,152	39,372	3.64	2,137,051	44,604	4.20
Noninterest-bearing liabilities:
Noninterest-bearing deposits	358,125			429,599
Other liabilities	37,201			28,151
Total noninterest-bearing liabilities	395,326			457,750
Total shareholders’ equity	254,716			247,004
Total liabilities and shareholders’ equity	$2,831,194			$2,841,805
Net interest rate spread(6)			1.95			1.43
Net interest income(7)		$35,337			$31,848
Net interest margin(8)			2.64			2.34
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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Compared to Three Months Ended June 30, 2024			Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(218)	$(281)	$(499)	$8	$(638)	$(630)
Debt securities	98	70	168	104	142	246
Correspondent bank stock	52	(2)	50	82	1	83
Loans	(3)	(153)	(156)	(1,172)	(125)	(1,297)
Mortgage loans held for sale	(24)	(10)	(34)	82	(46)	36
Loans held at fair value	(84)	1	(83)	(186)	5	(181)
Total decrease in interest income	$(179)	$(375)	$(554)	$(1,082)	$(661)	$(1,743)
Interest-bearing liabilities:
Interest-bearing deposits	408	(3,048)	(2,640)	1,135	(5,881)	(4,746)
FHLB and Federal Reserve borrowings	84	3	87	(322)	(58)	(380)
Subordinated notes	(110)	3	(107)	(108)	2	(106)
Total increase (decrease) in interest expense	$382	$(3,042)	$(2,660)	$705	$(5,937)	$(5,232)
(Decrease) increase in net interest income	$(561)	$2,667	$2,106	$(1,787)	$5,276	$3,489
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and six ended June 30, 2025, we recorded a $1.8 million and $1.9 million Provision for credit losses, respectively. For the three and six months ended June 30, 2024, we recorded a $2.3 million and $2.4 million Provision for credit losses, respectively. The provision recorded for the three and six months ended June 30, 2025 was primarily due to loan growth, charge-offs, an increase in specific reserves related to individually analyzed loans, and modest macroeconomic forecast deterioration, partially offset by mix shifts within our portfolio towards loans with lower loss rates.
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended June 30, 2025 compared with the three months ended June 30, 2024. For the three months ended June 30, 2025 compared with the three months ended June 30, 2024, Non-interest income decreased $0.7 million, or 9.6%, to $6.3 million. The decrease in Non-interest income during the three months ended June 30, 2025 was driven primarily by decreases in Net gain on mortgage loans and Trust and investment management fees, partially offset by an increase in Net gain on loans accounted for under the fair value option.

The six months ended June 30, 2025 compared with the six months ended June 30, 2024. For the six months ended June 30, 2025 compared with the six months ended June 30, 2024, Non-interest income decreased $0.6 million, or 4.2%, to $13.7 million. The decrease in Non-interest income during the six months ended June 30, 2025 was primarily driven by decreases in Net gain on mortgage loans, Trust and investment management fees, and Bank fees, partially offset by increases in Net gain on loans accounted for under the fair value option and Net gain on other real estate owned.
The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$4,512	$4,875	$(363)	(7.4)%
Net gain on mortgage loans	1,187	1,820	(633)	(34.8)
Bank fees	293	327	(34)	(10.4)
Risk management and insurance fees	47	109	(62)	(56.9)
Income on company-owned life insurance	112	106	6	5.7
Net gain (loss) on loans accounted for under the fair value option	26	(315)	341	108.3
Unrealized gain (loss) recognized on equity securities	3	(2)	5	250.0
Other	125	52	73	140.4
Total non-interest income	$6,305	$6,972	$(667)	(9.6)

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$9,189	$9,805	$(616)	(6.3)%
Net gain on mortgage loans	2,254	3,084	(830)	(26.9)
Net gain on loans held for sale	222	117	105	89.7
Bank fees	715	1,218	(503)	(41.3)
Risk management and insurance fees	306	158	148	93.7
Income on company-owned life insurance	222	211	11	5.2
Net gain (loss) on loans accounted for under the fair value option	32	(617)	649	105.2
Net gain on other real estate owned	459	—	459	*
Unrealized gain (loss) recognized on equity securities	14	(8)	22	275.0
Other	237	281	(44)	(15.7)
Total non-interest income	$13,650	$14,249	$(599)	(4.2)
______________________________________
*Represents percentages that are not meaningful.
Trust and investment management fees—The decrease in Trust and investment management fees of $0.4 million, or 7.4%, and $0.6 million, or 6.3%, for the three and six months ended June 30, 2025, respectively, was primarily attributable to mix-shift in AUM to lower fee product categories.
Net gain on mortgage loans—The decrease in Net gain on mortgage loans of $0.6 million, or 34.8%, and $0.8 million, or 26.9%, for the three and six months ended June 30, 2025, respectively, was primarily attributable to lower origination volume.
Net gain on loans held for sale—During the six months ended June 30, 2025, the Net gain on loans held for sale of $0.2 million was due to the reversal of a write-down on a non-performing loan recorded during the three months ended December 31, 2024. This loan was previously classified as held for sale; however, during the three months ended March 31, 2025 it was transferred to held for investment and charged off through the ACL.
Bank fees—The decrease in Bank fees of $0.5 million, or 41.3%, for the six months ended June 30, 2025, was primarily driven by a large loan prepayment penalty fee collected in the first quarter of 2024.
Risk management and insurance fees—The increase in Risk management and insurance fees of $0.1 million, or 93.7%, for the six months ended June 30, 2025, was primarily driven by an increase in insurance client agreements.

Net gain (loss) on loans accounted for under the fair value option—The increase in Net gain on loans accounted for under the fair value option of $0.3 million, or 108.3%, and $0.6 million, or 105.2%, for the three and six months ended June 30, 2025, respectively, was primarily attributable to lower charges offs and improved overall performance of the portfolio.
Net gain on other real estate owned—During the three months ended March 31, 2025, we sold our two largest OREO properties for a net gain of $0.5 million.
Non-Interest Expense
The three months ended June 30, 2025 compared with the three months ended June 30, 2024. For the three months ended June 30, 2025 compared with the three months ended June 30, 2024, Non-interest expense increased $0.1 million, or 0.5%, to $19.1 million. The increase in Non-interest expense during the three months ended June 30, 2025 was driven primarily by an increase in Occupancy and equipment, partially offset by a decrease in Salaries and employee benefits.
The six months ended June 30, 2025 compared with the six months ended June 30, 2024. For the six months ended June 30, 2025 compared with the six months ended June 30, 2024, Non-interest expense decreased $0.2 million, or 0.6%, to $38.5 million. The decrease in Non-interest expense during the six months ended June 30, 2025 was driven primarily by decreases in Professional services and Other, partially offset by increases to Occupancy and equipment and Data processing.
The following presents the significant categories of our non-interest expense during the periods presented:

	Three Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$11,019	$11,097	$(78)	(0.7)%
Occupancy and equipment	2,224	2,080	144	6.9
Professional services	1,855	1,826	29	1.6
Technology and information systems	1,030	1,042	(12)	(1.2)
Data processing	1,166	1,101	65	5.9
Marketing	267	243	24	9.9
Amortization of other intangible assets	52	56	(4)	(7.1)
Other	1,486	1,556	(70)	(4.5)
Total non-interest expense	$19,099	$19,001	$98	0.5

	Six Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$22,499	$22,364	$135	0.6%
Occupancy and equipment	4,434	4,056	378	9.3
Professional services	3,559	4,237	(678)	(16.0)
Technology and information systems	2,108	2,052	56	2.7
Data processing	2,288	2,049	239	11.7
Marketing	483	437	46	10.5
Amortization of other intangible assets	103	113	(10)	(8.8)
Other	2,986	3,389	(403)	(11.9)
Total non-interest expense	$38,460	$38,697	$(237)	(0.6)
Occupancy and equipment—The increase in Occupancy and equipment of $0.1 million, or 6.9%, and $0.4 million, or 9.3% for the three and six months ended June 30, 2025, respectively, was driven by additional rent expense relating to multiple lease extensions and an increase in variable lease costs.
Professional services—The decrease in Professional services of $0.7 million, or 16.0% for the six months ended June 30, 2025, was driven by decreases in legal expenses, audit fees, and FDIC insurance fees.

Data processing—The increase in Data processing of $0.2 million, or 11.7%, for the six months ended June 30, 2025, was primarily driven by increased costs related to our trust and investment management system.
Other—The decrease in Other of $0.4 million, or 11.9%, for the six months ended June 30, 2025, was primarily driven by lower expenses related to problem assets and lower reciprocal deposit fees.
Income Tax
The Company recorded an income tax provision of $0.8 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, reflecting an effective tax rate of 24.5% and 24.0%, respectively. The Company recorded an income tax provision of $2.0 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively, reflecting an effective tax rate of 22.9% and 28.1%, respectively.
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
The following presents key metrics related to our segments during the periods presented:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$20,919	$1,497	$22,416	$18,253	$2,163	$20,416
Income before income taxes	3,101	216	3,317	656	759	1,415
Profit margin	14.8%	14.4%	14.8%	3.6%	35.1%	6.9%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$44,387	$2,747	$47,134	$40,150	$3,541	$43,691
Income before income taxes	8,452	222	8,674	4,060	934	4,994
Profit margin	19.0%	8.1%	18.4%	10.1%	26.4%	11.4%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest income	$37,190	$37,711	$(521)	(1.4)%
Total interest expense	19,616	22,276	(2,660)	(11.9)
Provision for credit losses	1,773	2,334	(561)	(24.0)
Net interest income, after provision for credit losses	15,801	13,101	2,700	20.6
Total non-interest income	5,118	5,152	(34)	(0.7)
Total income	20,919	18,253	2,666	14.6
Salaries and employee benefits expense	10,126	10,067	59	0.6
Depreciation and amortization expense	688	623	65	10.4
All other non-interest expense	7,004	6,907	97	1.4
Income before income taxes	$3,101	$656	$2,445	372.7

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,000,682	$2,908,654	$92,028	3.2%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$74,216	$75,995	$(1,779)	(2.3)%
Total interest expense	39,372	44,604	(5,232)	(11.7)
Provision for credit losses	1,853	2,406	(553)	(23.0)
Net interest income, after provision for credit losses	32,991	28,985	4,006	13.8
Total non-interest income	11,396	11,165	231	2.1
Total income	44,387	40,150	4,237	10.6
Salaries and employee benefits expense	20,761	20,469	292	1.4
Depreciation and amortization expense	1,355	1,239	116	9.4
All other non-interest expense	13,819	14,382	(563)	(3.9)
Income before income taxes	$8,452	$4,060	$4,392	108.2

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,000,682	$2,908,654	$92,028	3.2%
The Wealth Management segment reported Income before income tax of $3.1 million for the three months ended June 30, 2025, compared to $0.7 million for the same period in 2024, as well as Income before income tax of $8.5 million for the six months ended June 30, 2025, compared to $4.1 million for the same period in 2024. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before taxes for both the three and six month periods ended June 30, 2025 was driven primarily by an increase in Net interest income, after provision for credit losses. The increase in Net interest income, after provision for credit losses was primarily driven by a decrease in Total interest expense due to the lower interest rate environment and a decrease in provision due to a large individually analyzed specific reserve recorded in the second quarter of 2024, partially offset by a decrease in Total interest and dividend income due to a decline in average interest-earning assets.

Mortgage

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest income	$310	$343	$(33)	(9.6)%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	310	343	(33)	(9.6)
Net gain on mortgage loans	1,187	1,820	(633)	(34.8)
Total income	1,497	2,163	(666)	(30.8)
Salaries and employee benefits expense	893	1,030	(137)	(13.3)
Depreciation and amortization expense	5	9	(4)	(44.4)
All other non-interest expense	383	365	18	4.9
Income before income taxes	$216	$759	$(543)	(71.5)

Total assets	$26,115	$28,901	$(2,786)	(9.6)%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$493	$457	$36	7.9%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	493	457	36	7.9
Net gain on mortgage loans	2,254	3,084	(830)	(26.9)
Total income before non-interest expense	2,747	3,541	(794)	(22.4)
Salaries and employee benefits expense	1,738	1,895	(157)	(8.3)
Depreciation and amortization expense	10	17	(7)	(41.2)
All other non-interest expense	777	695	82	11.8
Income before income taxes	$222	$934	$(712)	(76.2)

Total assets	$26,115	$28,901	$(2,786)	(9.6)%
The Mortgage segment reported Income before income tax of $0.2 million for the three months ended June 30, 2025, compared to $0.8 million for the same period in 2024, as well as Income before income tax of $0.2 million for the six months ended June 30, 2025, compared to $0.9 million for the same period in 2024. The decrease in Income before taxes for both the three and six month periods ended June 30, 2025 was primarily driven by a decrease in Net gain on mortgage loans, which was primarily driven by lower origination volume.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$232,314	$236,041	$(3,727)	(1.6)%
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $93,979 and $68,161), respectively	99,825	75,724	24,101	31.8
Loans (includes $5,099 and $7,283 measured at fair value, respectively)	2,540,096	2,425,565	114,531	4.7
Allowance for credit losses	(18,994)	(18,330)	(664)	(3.6)
Loans, net of allowance	2,521,102	2,407,235	113,867	4.7
Loans held for sale, at fair value	—	251	(251)	(100.0)
Mortgage loans held for sale, at fair value	24,151	25,455	(1,304)	(5.1)
Other real estate owned, net	4,385	35,929	(31,544)	(87.8)
Goodwill and other intangible assets, net	31,524	31,627	(103)	(0.3)
Company-owned life insurance	17,184	16,961	223	1.3
Other assets	96,312	89,814	6,498	7.2
Total assets	$3,026,797	$2,919,037	$107,760	3.7

Deposits	$2,529,129	$2,514,209	$14,920	0.6
Borrowings	208,089	109,603	98,486	89.9
Other liabilities	30,732	42,903	(12,171)	(28.4)
Total liabilities	2,767,950	2,666,715	101,235	3.8
Total shareholders’ equity	258,847	252,322	6,525	2.6
Total liabilities and shareholders’ equity	$3,026,797	$2,919,037	$107,760	3.7
Cash and cash equivalents decreased by $3.7 million, or 1.6%, to $232.3 million as of June 30, 2025 compared to December 31, 2024.
Held-to-maturity debt securities increased by $24.1 million, or 31.8%, to $99.8 million as of June 30, 2025 compared to December 31, 2024. The increase was primarily due to the purchase of collateralized-mortgage obligation (CMO) debt securities.
Loans, net of allowance increased by $113.9 million, or 4.7%, to $2.52 billion as of June 30, 2025 compared to December 31, 2024, primarily due to new loan production well diversified across markets and loan types.
Mortgage loans held for sale decreased $1.3 million, or 5.1%, to $24.2 million as of June 30, 2025 compared to December 31, 2024. The decrease was primarily due to lower origination volumes.
Other real estate owned, net decreased by $31.5 million as of June 30, 2025 compared to December 31, 2024. The decrease was due to the sale of two OREO properties during the first quarter.
Other assets increased by $6.5 million, or 7.2%, to $96.3 million as of June 30, 2025 compared to December 31, 2024. The increase was primarily due to the purchase of FHLB stock.
Deposits increased $14.9 million, or 0.6%, to $2.53 billion as of June 30, 2025 compared to December 31, 2024. Money market deposit accounts increased $119.4 million, or 7.9%, to $1.63 billion as of June 30, 2025 compared to December 31, 2024. Time deposit accounts decreased $74.4 million, or 15.8%, from December 31, 2024 to $397.0 million as of June 30, 2025. Interest checking accounts decreased $15.4 million, or 11.1%, to $124.0 million from December 31, 2024 to June 30, 2025.
Borrowings increased $98.5 million, or 89.9%, to $208.1 million as of June 30, 2025 compared to December 31, 2024. The increase was primarily driven by net draws on the Company's FHLB line of credit as a result of interest-earning asset growth during the quarter, partially offset by $8.0 million of subordinated notes that were redeemed in the first quarter of 2025.

Other liabilities decreased $12.2 million, or 28.4%, to $30.7 million as of June 30, 2025 compared to December 31, 2024. The decrease was primarily due to to payments related to participated non-performing assets resolved through the sale of two OREO properties and payment of 2024 bonuses in the first quarter of 2025.
Total shareholders’ equity increased $6.5 million, or 2.6%, from December 31, 2024 to $258.8 million as of June 30, 2025. The increase was primarily due to Net income for the year.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024
Managed Trust Balance as of Beginning of Period	$1,945	$2,051	$2,018	$1,913
New relationships	—	4	5	7
Closed relationships	(1)	(10)	(1)	(14)
Contributions	21	3	23	12
Withdrawals	(31)	(73)	(165)	(175)
Market change, net	93	(39)	147	193
Ending Balance	$2,027	$1,936	$2,027	$1,936
Yield*	0.16%	0.18%	0.15%	0.18%

Directed Trust Balance as of Beginning of Period	$1,930	$1,665	$1,934	$1,622
New relationships	—	—	—	—
Closed relationships	—	—	(4)	—
Contributions	66	49	98	77
Withdrawals	(71)	(4)	(88)	(23)
Market change, net	33	24	18	58
Ending Balance	$1,958	$1,734	$1,958	$1,734
Yield*	0.09%	0.11%	0.09%	0.10%

Investment Agency Balance as of Beginning of Period	$1,532	$1,624	$1,584	$1,607
New relationships	1	12	10	25
Closed relationships	(7)	(3)	(19)	(19)
Contributions	12	15	27	31
Withdrawals	(41)	(74)	(93)	(137)
Market change, net	80	17	68	84
Ending Balance	$1,577	$1,591	$1,577	$1,591
Yield*	0.72%	0.77%	0.74%	0.78%

Custody Balance as of Beginning of Period	$653	$726	$589	$545
New relationships	—	2	1	2
Closed relationships	—	(2)	—	(2)
Contributions	50	5	152	133
Withdrawals	(13)	(129)	(57)	(141)
Market change, net	37	(4)	42	61
Ending Balance	$727	$598	$727	$598
Yield*	0.04%	0.06%	0.04%	0.05%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,060	$6,066	$6,125	$5,687
New relationships	1	18	16	34
Closed relationships	(8)	(15)	(24)	(35)
Contributions	149	72	300	253
Withdrawals	(156)	(280)	(403)	(476)
Market change, net	243	(2)	275	396
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,289	$5,859	$6,289	$5,859
Yield*	0.26%	0.31%	0.25%	0.28%

401(k)/Retirement Balance	$1,208	$1,153	$1,208	$1,153
Yield*	0.12%	0.13%	0.13%	0.14%

Total Assets Under Management	$7,497	$7,012	$7,497	$7,012
Yield*	0.24%	0.28%	0.25%	0.28%
______________________________________
*Trust & investment management fees divided by period end balance.

AUM increased $320.0 million, or 4.5%, during the three months ended June 30, 2025 driven primarily by improving market conditions. For the six months ended June 30, 2025, AUM increased $176.0 million, or 2.4%.
Debt Securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in OCI, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of OCI in shareholders’ equity.
Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities HTM are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of June 30, 2025 and December 31, 2024, all our investments in debt securities were classified as HTM.
The following presents the book value of our contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of June 30, 2025. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of June 30, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$247	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,997	0.25	19,417	0.91	166	*
GNMA MBS – residential	—	—	21	*	24	*	28,574	0.72
FNMA MBS – residential	—	—	4,748	0.23	728	0.01	19,762	0.95
Government CMO and MBS – commercial	—	—	173	0.01	1,261	0.03	6,504	0.25
Corporate CMO and MBS	—	—	12	*	6,339	0.31	7,923	0.38
Total held-to-maturity	$—	—%	$9,198	0.50%	$27,769	1.26%	$62,929	2.30%

	Maturities as of December 31, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$246	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,995	0.34	19,410	1.20	173	*
GNMA MBS – residential	—	—	35	*	27	*	31,299	1.07
FNMA MBS – residential	—	—	3,137	0.21	812	0.02	8,060	0.37
Government CMO and MBS – commercial	—	—	112	0.01	1,391	0.06	3,573	0.10
Corporate CMO and MBS	—	—	15	*	357	0.03	3,153	0.16
Total held-to-maturity	$—	—%	$7,540	0.57%	$21,997	1.31%	$46,258	1.70%
______________________________________
*Represents percentages that are insignificant.
As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.

Allowance for Credit Losses for HTM Debt Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. The majority of our HTM investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. The ACL on HTM debt securities was $0.1 million as of June 30, 2025 and December 31, 2024.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2025 and December 31, 2024, we had Mortgage loans held for sale of $24.2 million and $25.5 million, respectively, of residential mortgage loans we originated.
As of June 30, 2025 and December 31, 2024, we had loans held for sale of $0.0 million and $0.3 million, respectively. As of June 30, 2025, the Company has $5.1 million in loans accounted for under the fair value option with an unpaid principal balance amount of $5.2 million. As of December 31, 2024, the Company had $7.3 million in loans accounted for under the fair value option with an unpaid principal balance amount of $7.5 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted:

	June 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other	$161,691	6.4%	$119,834	5.0%
Consumer and Other	15,914	0.6	17,482	0.7
Construction and Development	254,916	10.1	314,481	13.0
1-4 Family Residential	1,015,260	40.0	962,901	39.8
Non-Owner Occupied CRE	652,864	25.8	611,239	25.3
Owner Occupied CRE	195,603	7.7	172,019	7.1
Commercial and Industrial	238,749	9.4	220,326	9.1
Loans held for investment at amortized cost	$2,534,997	100.0%	$2,418,282	100.0%
Loans accounted for under the fair value option(1)	5,099		7,283
Total loans held for investment	$2,540,096		$2,425,565
Mortgage loans held for sale, at fair value(2)	$24,151		$25,455
Loans held for sale, at fair value(3)	$—		$251
______________________________________
(1)Includes $5.2 million and $7.5 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $23.6 million and $25.2 million of unpaid principal balance of Mortgage loans held for sale as of June 30, 2025 and December 31, 2024, respectively.
(3)Includes $0.0 million and $0.6 million of principal balance of loans held for sale as of June 30, 2025 and December 31, 2024, respectively.
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

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows:

	As of June 30, 2025
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$216,372	$216,372	25.4%
Industrial and warehouse	60,361	142,091	202,452	23.9
Office	57,700	149,456	207,156	24.4
Retail	29,614	59,020	88,634	10.4
Hotel	3,173	59,549	62,722	7.4
Restaurant and entertainment	20,340	10,667	31,007	3.7
Land	2,199	—	2,199	0.3
Other commercial real estate	22,216	15,709	37,925	4.5
Total CRE loan portfolio	$195,603	$652,864	$848,467	100.0%
The following summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of June 30, 2025
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$629,058	74.1%
Arizona	41,884	4.9
Wyoming	52,243	6.2
Montana	48,301	5.7
California	19,683	2.3
Other	57,298	6.8
Total CRE loan portfolio	$848,467	100.0%
The CRE portfolio is comprised of loans made to purchase, construct, and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.62 million and $2.47 million with a weighted average loan-to-value ratio (LTV) of 54.3% and 52.9% as of June 30, 2025 and December 31, 2024, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of June 30, 2025
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$57,311	$101,343	$2,376	$661	$161,691
Consumer and Other	7,840	7,037	—	1,037	15,914
Construction and Development	164,423	89,386	115	992	254,916
1-4 Family Residential	114,149	148,627	30,817	721,667	1,015,260
Non-Owner Occupied CRE	121,220	451,249	72,623	7,772	652,864
Owner Occupied CRE	26,083	105,209	56,957	7,354	195,603
Commercial and Industrial	88,164	113,367	37,218	—	238,749
Total loans	$579,190	$1,016,218	$200,106	$739,483	$2,534,997
Loans accounted for under the fair value option(1)	248	4,851	—	—	5,099
Total loans	$579,438	$1,021,069	$200,106	$739,483	$2,540,096
Amounts with fixed rates	241,001	638,210	98,942	25,788	1,003,941
Amounts with floating rates	338,437	382,859	101,164	713,695	1,536,155
Total loans	$579,438	$1,021,069	$200,106	$739,483	$2,540,096

	As of December 31, 2024
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$40,409	$76,386	$2,376	$663	$119,834
Consumer and Other	10,129	5,430	712	1,211	17,482
Construction and Development	120,043	187,101	124	7,213	314,481
1-4 Family Residential	99,641	141,450	26,106	695,704	962,901
Non-Owner Occupied CRE	123,471	403,385	71,889	12,494	611,239
Owner Occupied CRE	11,903	97,600	54,942	7,574	172,019
Commercial and Industrial	91,564	84,459	44,303	—	220,326
Total loans	$497,160	$995,811	$200,452	$724,859	$2,418,282
Loans accounted for under the fair value option(1)	257	6,895	131	—	7,283
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
Amounts with fixed rates	220,192	650,979	100,903	31,371	1,003,445
Amounts with floating rates	277,225	351,727	99,680	693,488	1,422,120
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
______________________________________
(1)Loans accounted for under the fair value option are disclosed at fair value rather than amortized cost.

Loan Modifications
GAAP requires that certain types of loan modifications to borrowers experiencing financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at June 30, 2025 had an amortized cost of $1.1 million. For additional information on loan modifications, see Note 4 – Loans and the Allowance For Credit Losses.
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During the first quarter of 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of June 30, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
The Company reversed immaterial amounts of interest on non-accrual loans during the three months ended June 30, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $0.6 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively. The Company reversed an immaterial amount and $0.1 million of interest on non-accrual loans during the six months ended June 30, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $1.2 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.
We had amortized cost of $18.8 million and $48.7 million in non-performing assets as of June 30, 2025 and December 31, 2024, respectively. The decrease in non-performing assets was primarily due to the sale of two OREO properties.
The following presents the amortized cost basis of non-performing assets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
1-4 Family Residential	850	—
Commercial and Industrial	11,836	11,048
Total non-performing loans	14,390	12,752
OREO(1)	4,385	35,929
Total non-performing assets	$18,775	$48,681
Non-accrual loans to total loans(2)	0.57%	0.53%
Non-performing assets to total assets	0.62%	1.67%
Allowance for credit losses to non-accrual loans	131.99%	143.74%
Accruing loans 90 or more days past due	$—	$—
______________________________________
(1) Held at the lower of cost or fair value as described in Note 12.
(2) Excludes Mortgage loans held for sale of $24.2 million and $25.5 million as of June 30, 2025 and December 31, 2024, respectively. Excludes $5.1 million and $7.3 million of loans held for investment accounted for under the fair value option as of June 30, 2025 and December 31, 2024, respectively.

Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of June 30, 2025
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$159,987	$—	$1,704	$—	$—	$161,691
Consumer and Other(1)	15,914	—	—	—	5,099	21,013
Construction and Development	243,414	8,406	3,096	—	—	254,916
1-4 Family Residential	1,010,389	—	4,871	—	—	1,015,260
Non-Owner Occupied CRE	652,864	—	—	—	—	652,864
Owner Occupied CRE	193,187	—	2,416	—	—	195,603
Commercial and Industrial	204,802	11,733	22,214	—	—	238,749
Total	$2,480,557	$20,139	$34,301	$—	$5,099	$2,540,096

	As of December 31, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$118,130	$—	$1,704	$—	$—	$119,834
Consumer and Other(1)	17,482	—	—	—	7,283	24,765
Construction and Development	310,196	—	4,285	—	—	314,481
1-4 Family Residential	962,901	—	—	—	—	962,901
Non-Owner Occupied CRE	611,239	—	—	—	—	611,239
Owner Occupied CRE	169,573	—	2,446	—	—	172,019
Commercial and Industrial	192,484	9,120	18,722	—	—	220,326
Total	$2,382,005	$9,120	$27,157	$—	$7,283	$2,425,565
______________________________________
(1)Includes $5.1 million and $7.3 million of loans held for investment accounted for under fair value option as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, non-performing loans of $14.4 million and $12.8 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The ACL for loans represents Management’s best estimate of CECL on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; HPI, GDP, and national unemployment. The ACL increased $0.7 million during the six months ended June 30, 2025. The ACL on pooled loans was $18.0 million as of June 30, 2025 and December 31, 2024. The $0.0 million provision on pooled loans for the six months ended June 30, 2025 was primarily due to loan growth being offset by mix shifts within the loan portfolio and modest HPI, GDP, and unemployment forecast deterioration. The ACL on individually analyzed loans was $1.0 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively. The $0.7 million provision on individually analyzed loans for the six months ended June 30, 2025 was primarily due to the addition of individually analyzed loans with collateral shortfalls.

The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Average loans outstanding(1)(2)	$2,443,758	$2,443,937	$2,425,720	$2,467,118
Total loans outstanding at end of period(3)	$2,534,997	$2,445,873	$2,534,997	$2,445,873
Allowance for credit losses at beginning of period	$17,956	$24,630	$18,330	$23,931
Provision for credit losses	1,695	2,680	1,887	3,379
Charge-offs:
Consumer and Other	—	(15)	—	(26)
Commercial and Industrial	(667)	—	(1,261)	—
Total charge-offs	(667)	(15)	(1,261)	(26)
Recoveries:
Consumer and Other	2	18	22	23
1-4 Family Residential	3	1	8	6
Commercial and Industrial	5	5	8	6
Total recoveries	10	24	38	35
Net charge-offs	(657)	9	(1,223)	9
Allowance for credit losses at end of period	$18,994	$27,319	$18,994	$27,319
Allowance for credit losses to total loans	0.75%	1.12%	0.75%	1.12%
Net charge-offs to average loans	0.03	*	0.05	*
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $18.8 million and $20.3 million for the three months ended June 30, 2025 and 2024, respectively, and $16.2 million and $13.5 million for the six months ended June 30, 2025 and 2024, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $5.7 million and $11.3 million for the three months ended June 30, 2025 and 2024, respectively, and $6.3 million and $12.2 million for the six months ended June 30, 2025 and 2024, respectively.
(3)Excludes Mortgage loans held for sale of $24.2 million and $26.9 million as of June 30, 2025 and 2024, respectively. Excludes $5.1 million and $10.1 million of loans held for investment accounted for under the fair value option as of June 30, 2025 and 2024, respectively.
(*)Immaterial.
The following presents the allocation of the ACL among loan categories and other summary information. The allocation for credit losses by category should neither be interpreted as an indication of future charge-offs, nor as an indication that charge-offs in future periods will necessarily occur in these amounts or in the indicated proportions. The allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories.

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities, and Other	$1,150	6.4%	$410	5.0%
Consumer and Other	158	0.6	185	0.7
Construction and Development	3,651	10.1	5,184	13.0
1-4 Family Residential	5,544	40.0	5,200	39.8
Non-Owner Occupied CRE	4,323	25.8	4,340	25.3
Owner Occupied CRE	737	7.7	654	7.1
Commercial and Industrial	3,431	9.4	2,357	9.1
Total allowance for credit losses	$18,994	100.0%	$18,330	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposures
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of June 30, 2025 and determined an ACL of $0.6 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of June 30, 2025 were $2.8 million, a decrease of $0.3 million, or 8.8%, from December 31, 2024.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $14.9 million, or 0.6%, to $2.53 billion as of June 30, 2025, from December 31, 2024. Total average deposits for the three months ended June 30, 2025 were $2.40 billion, a decrease of $14.5 million, or 0.6%, compared to $2.41 billion as of June 30, 2024. Total average deposits for the six months ended June 30, 2025 and June 30, 2024 were $2.43 billion.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Month Period Ending June 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,554,875	3.70%	$1,365,711	4.34%
Interest checking accounts	130,884	0.18	135,314	0.36
Uninsured time deposits	58,933	4.12	61,927	4.58
Other time deposits	289,567	4.41	422,307	5.04
Total time deposits	348,500	4.36	484,234	4.98
Savings accounts	13,311	0.08	16,432	0.09
Total interest-bearing deposits	2,047,570	3.57	2,001,691	4.19
Noninterest-bearing accounts	352,391		412,741
Total deposits	$2,399,961	3.04%	$2,414,432	3.47%

	For the Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,539,469	3.68%	$1,371,166	4.32%
Interest checking accounts	134,031	0.20	139,446	0.32
Uninsured time deposits	59,127	4.17	62,653	4.51
Other time deposits	322,812	4.52	415,302	5.02
Total time deposits	381,939	4.47	477,955	4.95
Savings accounts	13,480	0.08	16,402	0.09
Total interest-bearing deposits	2,068,919	3.58	2,004,969	4.16
Noninterest-bearing accounts	358,125		429,599
Total deposits	$2,427,044	3.05%	$2,434,568	3.43%
Average Noninterest-bearing deposits to average Total deposits was 14.7% and 17.1% for the three months ended June 30, 2025 and 2024, respectively, and 14.8% and 17.6% for the six months ended June 30, 2025 and 2024, respectively.
Our average cost of funds was 3.12% and 3.54% for the three months ended June 30, 2025 and 2024, respectively, and 3.13% and 3.49% for the six months ended June 30, 2025 and 2024, respectively. The decrease in cost of funds was primarily driven by decreased rates on interest-bearing deposit accounts and borrowings due to the lower interest rate environment.

Total money market accounts as of June 30, 2025 were $1.63 billion, an increase of $119.4 million, or 7.9%, compared to December 31, 2024. Interest checking accounts decreased $15.4 million, or 11.1%, to $124.0 million compared to December 31, 2024.
Total time deposits as of June 30, 2025 were $397.0 million, a decrease of $74.4 million, or 15.8%, from December 31, 2024.
The following presents the amount of certificates of deposit by time remaining until maturity as of June 30, 2025:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$19,206	$24,095	$14,411	$3,191	$60,903
Other	91,213	66,707	136,904	41,279	336,103
Total	$110,419	$90,802	$151,315	$44,470	$397,006
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2025 and December 31, 2024, borrowings totaled $208.1 million and $109.6 million, respectively.
The increase in borrowings as of June 30, 2025 compared to December 31, 2024 was driven by net draws on the Company's FHLB line of credit as a result of interest-earning asset growth during the quarter.
The following presents balances of each of the borrowing facilities as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Borrowings
FHLB borrowings	$162,131	$55,000
Federal Reserve borrowings	1,285	2,038
Subordinated notes	44,673	52,565
Total	$208,089	$109,603
FHLB
The following presents additional information on our FHLB borrowings:

As of or for the Six Months Ended June 30,
(dollars in thousands)	2025
Short-term borrowings
Maximum outstanding at any month-end during the period	$162,131
Balance outstanding at end of period	162,131
Average outstanding during the period	62,056
Average interest rate during the period	4.47%
Average interest rate at the end of the period	4.57
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.

Derivatives
Cash Flow Hedges: On March 21, 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of June 30, 2025 and December 31, 2024 was $50.0 million. As of June 30, 2025 and December 31, 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2025 and December 31, 2024 was $65.3 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes. During the three months ended June 30, 2025 and 2024, the Company recognized $0.0 million and $0.1 million, respectively, of fees related to new interest rate swaps, which are included in the Bank fees line of the Condensed Consolidated Statements of Income. During the six months ended June 30, 2025 and 2024, the Company recognized $0.0 million and $0.1 million, respectively, of fees related to new interest rate swaps.
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
The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	12.54%	14.65%	12.65%	15.12%
Interest-bearing	72.88	71.07	73.08	70.56
FHLB and Federal Reserve borrowings	2.68	2.39	2.25	2.80
Subordinated notes	1.59	1.86	1.71	1.84
Other liabilities	1.17	1.21	1.31	0.99
Shareholders’ equity	9.14	8.82	9.00	8.69
Total	100.00%	100.00%	100.00%	100.00%
Uses of Funds:
Total loans	86.46%	86.30%	85.19%	86.40%
Investment securities	3.05	2.68	2.85	2.64
Correspondent bank stock	0.26	0.17	0.23	0.16
Mortgage loans held for sale	0.67	0.72	0.57	0.48
Interest-bearing deposits in other financial institutions	4.35	5.03	5.65	5.61
Noninterest-earning assets	5.21	5.10	5.51	4.71
Total	100.00%	100.00%	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	14.68%	17.09%	14.76%	17.65%
Average loans to total average deposits	101.82%	101.22%	99.95%	101.34%
Average interest-bearing deposits to total average deposits	85.32%	82.91%	85.24%	82.35%
Our primary source of funds is Interest-bearing and Noninterest-bearing deposits, and our primary use of funds is loans. We do not expect a change in the primary source or use of our funds in the foreseeable future.

Capital Resources
Total shareholders’ equity increased $6.5 million, or 2.6%, from December 31, 2024 to $258.8 million as of June 30, 2025. The increase was primarily due to Net income year to date.
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2025 and December 31, 2024, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
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
The following presents future contractual obligations to make future payments during the periods presented:

	As of June 30, 2025
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$163,416	$—	$—	$—		$163,416
Subordinated notes	—	—	—	44,673	(1)	44,673
Time deposits	352,536	43,587	883	—		397,006
Minimum lease payments	2,076	3,537	5,838	15,629		27,080
Total	$518,028	$47,124	$6,721	$60,302		$632,175
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
The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario:

Change in Interest Rates (Basis Points)	As of June 30, 2025		As of December 31, 2024
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	3.57%	(7.30)%	0.94%	(8.37)%
100	3.98	(1.93)	2.51	(2.30)
Base	—	—	—	—
-100	2.58	5.91	5.11	6.94
-200	13.77	0.39	16.86	2.97
The model simulations as of June 30, 2025 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1, 2025 through April 30, 2025	26,287		$18.30	26,287	168,212
May 1, 2025 through May 31, 2025	13,705	(1)	21.53	—	168,212
June 1, 2025 through June 30, 2025	—		—	—	$5,000,000	(3)
______________________________________
(1) These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $21.53. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company.
(2) These shares relate to the 2024 and 2025 Repurchase Plans. Refer to Note 9 - Shareholders' Equity for further information.
(3) Upon the June 13, 2025 effective date of the 2025 Repurchase Plan, the authorized amount of repurchases changed from a maximum number of shares to a maximum dollar value of shares. Refer to Note 9 - Shareholders' Equity for further information.
Item 3.    Defaults upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
10.1†
First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 6, 2025, File No. 001-38595)

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

First Western Financial, Inc.

August 1, 2025	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

August 1, 2025	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer