Form 10-Q
period 2025-09-30
First Western Financial Inc
filed 2025-10-31
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 29, 2025
Common Stock, no par value	9,714,711

FIRST WESTERN FINANCIAL, INC.

ABBREVIATIONS/ACRONYMS
The abbreviations and acronyms identified in alphabetical order below are used throughout this Quarterly Report on Form 10-Q:

ACL	Allowance for Credit Losses	FDIA	Federal Deposit Insurance Act
AFS	Available-for-Sale	FDIC	Federal Deposit Insurance Corporation
AI	Artificial Intelligence	FHLB	Federal Home Loan Bank
ALCO	Asset and Liability Committee	FNMA	Federal National Mortgage Association
AML Act	Anti-Money Laundering Act of 2020	FRB	Federal Reserve Bank
ASC	Accounting Standards Codification	FSC	Forward Sale Commitments
ASU	Accounting Standards Update	GAAP	Accounting Principles Generally Accepted in the United States of America
AUM	Assets Under Management	GDP	Gross Domestic Product
Bank	First Western Trust Bank	GNMA	Government National Mortgage Association
bp or bps	Basis Point(s)	HPI	Housing Price Index
BSA	Bank Secrecy Act	HTM	Held-to-Maturity
BTFP	Bank Term Funding Program	IRLC	Interest Rate Lock Commitments
CDB	Colorado Division of Banking	ITC	Investment Tax Credit
CECL	Current Expected Credit Losses	LIHTC	Low-Income Housing Tax Credit
CET1	Equity Tier 1 Capital	MBS	Mortgage-Backed Securities
CFPB	Consumer Financial Protection Bureau	MSLP	Main Street Lending Program
CMO	Collateralized-Mortgage Obligations	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income
Company, FWFI	First Western Financial, Inc.	OREO	Other Real Estate Owned
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PCAOB	Public Company Accounting Oversight Board (United States)
CRA	Community Reinvestment Act of 1977	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	SBA	Small Business Administration
CRO	Chief Risk Officer	SEC	Securities and Exchange Commission
DCF	Discounted Cash Flow	SOFR	Secured Overnight Financial Rate
FASB	Financial Accounting Standards Board

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$13,889	$9,770
Interest-bearing deposits in other financial institutions	341,750	228,171
Total cash and cash equivalents	355,639	237,941
Available-for-sale debt securities, at fair value (amortized cost of $49,407 and $0, respectively)	49,177	—
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71 (fair value of $93,589 and $68,161), respectively	98,205	75,724
Correspondent bank stock, at cost	6,481	5,864
Mortgage loans held for sale, at fair value	21,806	25,455
Loans held for sale, at fair value	—	251
Loans (includes $4,208 and $7,283 measured at fair value, respectively)	2,590,846	2,425,565
Allowance for credit losses	(20,967)	(18,330)
Loans, net	2,569,879	2,407,235
Premises and equipment, net	24,963	24,129
Accrued interest receivable	11,907	10,364
Accounts receivable	4,687	4,763
Other receivables	3,736	5,710
Other real estate owned, net	4,389	35,929
Goodwill and other intangible assets, net	31,473	31,627
Deferred tax assets, net	3,500	3,079
Company-owned life insurance	17,299	16,961
Other assets	37,283	34,005
Total assets	$3,240,424	$2,919,037

Liabilities
Deposits:
Noninterest-bearing	$375,708	$375,603
Interest-bearing	2,473,203	2,138,606
Total deposits	2,848,911	2,514,209
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	50,867	57,038
Subordinated notes	44,724	52,565
Accrued interest payable	1,689	1,995
Other liabilities	32,738	40,908
Total liabilities	2,978,929	2,666,715

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,714,711 and 9,667,142 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	193,715	193,585
Retained earnings	69,389	59,515
Accumulated other comprehensive loss	(1,609)	(778)
Total shareholders’ equity	261,495	252,322
Total liabilities and shareholders’ equity	$3,240,424	$2,919,037
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$37,701	$35,337	$106,813	$105,730
Loans accounted for under the fair value option	64	141	260	518
Investment securities	1,387	708	2,887	1,962
Interest-bearing deposits in other financial institutions	3,468	1,770	7,086	5,998
Dividends, restricted stock	154	134	437	334
Total interest and dividend income	42,774	38,090	117,483	114,542

Interest expense:
Deposits	22,177	21,150	58,901	62,620
Other borrowed funds	1,143	1,372	3,791	4,506
Total interest expense	23,320	22,522	62,692	67,126
Net interest income	19,454	15,568	54,791	47,416
Less: Provision for credit losses	2,257	501	4,110	2,907
Net interest income, after provision for credit losses	17,197	15,067	50,681	44,509

Non-interest income:
Trust and investment management fees	4,629	4,728	13,818	14,533
Net gain on mortgage loans	1,394	1,451	3,648	4,535
Net gain on loans held for sale	—	—	222	117
Bank fees	312	392	1,027	1,610
Risk management and insurance fees	193	367	499	525
Income on company-owned life insurance	116	108	338	319
Net gain (loss) on loans accounted for under the fair value option	18	(233)	50	(850)
Net gain on other real estate owned	—	—	459	—
Unrealized gain recognized on equity securities	6	24	20	16
Other	174	135	411	416
Total non-interest income	6,842	6,972	20,492	21,221
Total income before non-interest expense	24,039	22,039	71,173	65,730

Non-interest expense:
Salaries and employee benefits	11,884	11,439	34,383	33,803
Occupancy and equipment	2,084	2,126	6,518	6,182
Professional services	1,894	1,893	5,453	6,130
Technology and information systems	1,055	1,045	3,163	3,097
Data processing	1,251	1,101	3,539	3,150
Marketing	351	374	834	811
Amortization of other intangible assets	51	57	154	170
Other	1,504	1,333	4,490	4,722
Total non-interest expense	20,074	19,368	58,534	58,065
Income before income taxes	3,965	2,671	12,639	7,665
Income tax expense	779	537	2,765	1,940
Net income available to common shareholders	$3,186	$2,134	$9,874	$5,725
Earnings per common share:
Basic	$0.33	$0.22	$1.02	$0.59
Diluted	0.32	0.22	1.00	0.59
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$3,186	$2,134	$9,874	$5,725
Other comprehensive loss items:
Unrealized loss on available-for-sale debt securities	(230)	—	(230)	—
Income tax effect	55	—	55	—
Amortization of net unrealized loss for the reclassification of available-for-sale debt securities transferred to held-to-maturity included in interest income	63	98	196	288
Income tax effect	(15)	(24)	(46)	(70)
Unrealized loss on cash flow hedge	(952)	(837)	(1,044)	(303)
Income tax effect	224	202	238	73
Total other comprehensive loss, net of tax	(855)	(561)	(831)	(12)
Total comprehensive income	$2,331	$1,573	$9,043	$5,713
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of July 1, 2024	9,660,548	$192,891	$54,633	$(649)	$246,875
Net income	—	—	2,134	—	2,134
Other comprehensive loss, net of tax and reclassification	—	—	—	(561)	(561)
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Settlement of share awards	9,054	(46)	—	—	(46)
Stock-based compensation	—	518	—	—	518
Balance as of September 30, 2024	9,664,101	$193,274	$56,767	$(1,210)	$248,831

Balance as of July 1, 2025	9,717,922	$193,398	$66,203	$(754)	$258,847
Net income	—	—	3,186	—	3,186
Other comprehensive loss, net of tax and reclassification	—	—	—	(855)	(855)
Repurchase of common stock	(13,946)	(301)	—	—	(301)
Settlement of share awards	10,735	(72)	—	—	(72)
Stock-based compensation	—	690	—	—	690
Balance as of September 30, 2025	9,714,711	$193,715	$69,389	$(1,609)	$261,495

Balance as of January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	5,725	—	5,725
Other comprehensive loss, net of tax and reclassification	—	—	—	(12)	(12)
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Settlement of share awards	88,419	(680)	—	—	(680)
Stock-based compensation	—	1,149	—	—	1,149
Balance as of September 30, 2024	9,664,101	$193,274	$56,767	$(1,210)	$248,831

Balance as of January 1, 2025	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	9,874	—	9,874
Other comprehensive loss, net of tax and reclassification	—	—	—	(831)	(831)
Repurchase of common stock	(40,333)	(784)	—	—	(784)
Settlement of share awards	87,902	(706)	—	—	(706)
Stock-based compensation	—	1,620	—	—	1,620
Balance as of September 30, 2025	9,714,711	$193,715	$69,389	$(1,609)	$261,495
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$9,874	$5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	(21)	(60)
Stock dividends received on correspondent bank stock	(437)	(334)
Provision for credit losses	4,110	2,907
Net gain on loans held for sale	(222)	(117)
Net gain on mortgage loans	(3,648)	(4,535)
Origination of mortgage loans held for sale	(247,998)	(270,136)
Proceeds from mortgage loans	254,781	268,733
Depreciation and amortization	2,010	1,909
Net amortization of purchase accounting adjustments	412	204
Deferred income tax expense	174	(3,187)
Purchase of solar tax credits	(945)	—
Income on company-owned life insurance	(338)	(319)
Stock-based compensation	1,620	1,149
Net gain on other real estate owned	(459)	—
Unrealized gain recognized on equity securities	(20)	(16)
Net (gain) loss on loans accounted for under the fair value option	(50)	850
Net changes in operating assets and liabilities:
Change in accounts receivable	(55)	310
Change in accrued interest receivable and other assets	(1,417)	170
Change in accrued interest payable and other liabilities	(8,418)	1,765
Net cash provided by operating activities	8,953	5,018
Cash flows from investing activities
Activity in available-for-sale debt securities:
Maturities, prepayments, and calls	553	—
Purchases	(49,947)	—
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	6,669	6,488
Purchases	(28,946)	(8,783)
Purchases of correspondent bank stock	(5,259)	(6,866)
Redemption of correspondent bank stock	5,079	8,609
Contributions to low-income housing tax credit investments	(1,442)	(537)
Loan and note receivable originations and principal collections, net	(161,717)	106,458
Purchases of premises and equipment	(2,685)	(835)
Proceeds from sale of loans	—	3,470
Purchases of loans	(4,600)	—
Proceeds from sale of other real estate owned	31,999	—
Net cash (used in) provided by investing activities	(210,296)	108,004
Cash flows from financing activities
Net change in deposits	334,702	(25,985)
Payments to Federal Home Loan Bank borrowings	(179,734)	(483,624)
Proceeds from Federal Home Loan Bank borrowings	174,734	442,449
Payments to Federal Reserve borrowings	(1,171)	(82,296)
Proceeds from Federal Reserve borrowings	—	60,133
Payments to subordinated note holders	(8,000)	—
Repurchase of common stock	(784)	(89)
Cash paid for withholding taxes on share-based awards	(706)	(680)
Net cash provided by (used in) financing activities	319,041	(90,092)

Net change in cash and cash equivalents	117,698	22,930
Cash and cash equivalents, beginning of year	237,941	255,192
Cash and cash equivalents, end of period	$355,639	$278,122

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$62,998	$67,580
Income tax payment	—	93
Cash paid for lease liabilities	2,591	2,617
Supplemental noncash disclosures:
Transfer (to) from loans held for investment (from) to loans held for sale	(594)	3,722
Lease right-of-use-asset obtained in exchange for lease liabilities	1,895	11,882
Transfers from loans, net of participations, to other real estate owned	—	27,390
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
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the Bank). The Bank wholly owns First Western Merger Corporation d/b/a First Western Risk Advisors (Merger Corp), which is therefore indirectly wholly owned by FWFI.
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
In the opinion of management, all adjustments that were recurring in nature and considered necessary for the fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the full year ending December 31, 2025. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of September 30, 2025 and December 31, 2024, 79.4% and 78.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
ACL - Available-for-sale (AFS) debt securities: For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value. For the AFS securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In such assessment, the Company considers the extent to which fair value is less than amortized cost and if there are any adverse conditions that impact the security. If this assessment indicates a credit loss exists, the present value of the cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a potential credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost. Any estimated credit losses that have not been recorded through an ACL are recognized in OCI.

The Company has elected to exclude accrued interest from the estimate of credit losses for AFS debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.
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
The Company has elected to exclude accrued interest from the estimate of credit losses for HTM debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.
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
Derivatives: The Company is exposed to certain risks relating to its ongoing operations. The primary risk managed by using derivative instruments is interest rate risk. Cash flow hedges have been entered into to manage interest rate risk associated with variable rate deposits and borrowings. Fair value hedges have been entered into to manage interest rate risk associated with fixed rate loans. The Company does not enter into derivative instruments for trading or speculative purposes.
Derivatives are recognized as Other assets or Other liabilities in the accompanying Condensed Consolidated Balance Sheets and are measured at fair value. At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness of a hedge. These three types are as follows:
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
Revenue Recognition: In accordance with the Financial Accounting Standards Board (FASB), Accounting Standard Codification (ASC) 606 Revenue from Contracts with Customers (ASC 606), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of assets under management (AUM) and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 are considered in scope of ASC 606.

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
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and ACL of debt securities and the corresponding amounts of gross unrealized or unrecognized gains and losses as of the date noted (dollars in thousands):

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Government National Mortgage Association (GNMA) MBS – residential	$9,903	$—	$(34)	$9,869	$—
Federal National Mortgage Association (FNMA) MBS – residential	14,872	—	(47)	14,825	—
Government CMO and MBS – commercial	24,632	—	(149)	24,483	—
Total debt securities available-for-sale	$49,407	$—	$(230)	$49,177	$—

September 30, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$247	$1	$—	$248	$—
Corporate bonds	24,579	103	(1,669)	23,013	(71)
GNMA MBS – residential	27,164	6	(2,468)	24,702	—
FNMA MBS – residential	24,639	155	(407)	24,387	—
Government CMO and MBS – commercial	7,678	18	(300)	7,396	—
Corporate CMO and MBS	13,969	26	(152)	13,843	—
Total debt securities held-to-maturity	$98,276	$309	$(4,996)	$93,589	$(71)

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasury debt	$246	$—	$(4)	$242	$—
Corporate bonds	23,578	—	(2,801)	20,777	(71)
GNMA MBS – residential	31,361	—	(3,383)	27,978	—
FNMA MBS – residential	12,011	—	(689)	11,322	—
Government CMO and MBS – commercial	5,075	5	(483)	4,597	—
Corporate CMO and MBS	3,524	—	(279)	3,245	—
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)
Net accretion of premiums and amortization of discounts related to debt securities during the three and nine month periods ended September 30, 2025 and 2024 was immaterial, and is included in Net interest income in the Consolidated Statements of Income.
As of September 30, 2025, the amortized cost and estimated fair value of debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due between one year and five years	—	—	4,244	4,293
Due between five years and ten years	—	—	19,420	17,810
Due after ten years	—	—	1,162	1,158
CMO and MBS securities	49,407	49,177	73,450	70,328
Total	$49,407	$49,177	$98,276	$93,589
In 2022, the Company committed $6.0 million in total to two bank technology funds. Additionally, in the third quarter of 2025, the Company committed $3.0 million to a sale-leaseback fund. During the nine months ended September 30, 2025, the Company made $1.8 million of contributions to the fund partnerships and received $0.1 million of returns on investment. During the year ended December 31, 2024, the Company made $0.5 million of contributions to the partnerships and received $0.3 million of returns on investment. As of September 30, 2025 and December 31, 2024, the Company held a balance of $4.3 million and $2.5 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $4.7 million in future contributions.
In 2014, the Company began investing in a small business investment company (SBIC) fund administered by the Small Business Administration (SBA). The Company made no contributions to the SBIC fund during the nine months ended September 30, 2025. During the year ended December 31, 2024, the Company made $0.2 million of contributions to the SBIC fund. As of September 30, 2025 and December 31, 2024, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.6 million in future SBIC investments.
As of September 30, 2025 and December 31, 2024, AFS and HTM securities with carrying values of $30.2 million and $34.9 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of September 30, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any debt securities during the nine months ended September 30, 2025 or 2024. The Company did not transfer securities between debt securities AFS and HTM during the nine months ended September 30, 2025 or 2024.

The following presents AFS debt securities that were in an unrealized loss position, based on the length of time the individual debt securities have been in an unrealized loss position.

	September 30, 2025
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
GNMA MBS – residential	2	$9,869	$(34)	$—	$—	$9,869	$(34)
FNMA MBS – residential	3	14,825	(47)	—	—	14,825	(47)
Government CMO and MBS – commercial	5	24,483	(149)	—	—	24,483	(149)
Total debt securities available-for-sale	10	$49,177	$(230)	$—	$—	$49,177	$(230)
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS and corporate bonds. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses.
As of September 30, 2025, accrued interest receivable on AFS debt securities and HTM debt securities was $0.1 million and $0.5 million, respectively. As of December 31, 2024, accrued interest receivable on HTM debt securities was $0.3 million. Accrued interest receivable for debt securities is excluded from the estimate of credit losses.
As of September 30, 2025, no ACL has been recognized on AFS debt securities in an unrealized loss position as management does not believe any of the debt securities are impaired due to reasons of credit quality. The Company’s AFS portfolio is comprised of mortgage-backed securities issued by U.S. government entities and agencies, which we consider the risk of credit loss to be zero. Total gross unrealized losses were attributable to changes in interest rates, relative to when the debt securities were purchased, and not due to the credit quality of the debt securities. The Company does not intend to sell the AFS debt securities that were in an unrealized loss position and it is likely that the Company will not be required to sell the AFS debt securities before recovery of their amortized cost basis, which may be at maturity.
The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL on HTM debt securities was $71 thousand as of September 30, 2025 and December 31, 2024, respectively.

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
The Company monitors the credit quality of debt securities on a quarterly basis. As of September 30, 2025 and December 31, 2024, there were no debt securities past due or on non-accrual.
NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	September 30, 2025	December 31, 2024
Cash, Securities, and Other	$159,182	$119,834
Consumer and Other	12,349	17,482
Construction and Development	229,852	314,481
1-4 Family Residential	1,045,105	962,901
Non-Owner Occupied CRE	724,741	611,239
Owner Occupied CRE	190,290	172,019
Commercial and Industrial	225,119	220,326
Total(1)	2,586,638	2,418,282
Allowance for credit losses	(20,967)	(18,330)
Total, net	$2,565,671	$2,399,952
Loans accounted for under the fair value option(2)	4,208	7,283
Loans, net	$2,569,879	$2,407,235
______________________________________
(1)Total loans include net unamortized loan origination fees of $0.6 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, and net unamortized discounts on loan purchased or acquired of $3.2 million and $3.5 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $4.3 million and $7.5 million of unpaid principal balance of loans held for investment measured at fair value as of September 30, 2025 and December 31, 2024, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of September 30, 2025 and December 31, 2024, total loans held for investment included $124.1 million and $164.3 million, respectively, of performing loans purchased through mergers or acquisitions.
As of September 30, 2025, the Company did not hold any Main Street Lending Program (MSLP) loans. As of December 31, 2024, the Company’s Commercial and Industrial loans included one MSLP loan with the net carrying amount of $1.7 million, or 0.8% of the total category.

The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$157,478	$159,182	$—	$159,182
Consumer and Other	—	—	—	—	12,349	12,349	4,208	16,557
Construction and Development	—	—	—	—	229,852	229,852	—	229,852
1-4 Family Residential	229	118	850	1,197	1,043,908	1,045,105	—	1,045,105
Non-Owner Occupied CRE	—	—	—	—	724,741	724,741	—	724,741
Owner Occupied CRE	—	—	1,045	1,045	189,245	190,290	—	190,290
Commercial and Industrial	4,809	101	10,457	15,367	209,752	225,119	—	225,119
Total	$5,038	$219	$14,056	$19,313	$2,567,325	$2,586,638	$4,208	$2,590,846

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, Securities, and Other	$—	$—	$1,704	$1,704	$118,130	$119,834	$—	$119,834
Consumer and Other	—	—	—	—	17,482	17,482	7,283	24,765
Construction and Development	—	—	—	—	314,481	314,481	—	314,481
1-4 Family Residential	3,971	—	—	3,971	958,930	962,901	—	962,901
Non-Owner Occupied CRE	—	—	—	—	611,239	611,239	—	611,239
Owner Occupied CRE	350	—	—	350	171,669	172,019	—	172,019
Commercial and Industrial	4,999	—	10,870	15,869	204,457	220,326	—	220,326
Total	$9,320	$—	$12,574	$21,894	$2,396,388	$2,418,282	$7,283	$2,425,565
______________________________________
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
As of September 30, 2025, the Company had two loans within one credit relationship, totaling $1.0 million in the Owner Occupied CRE portfolio, which was more than 90 days delinquent and accruing interest. As of December 31, 2024, the Company did not have any loans more than 90 days delinquent and accruing interest.
Loan Modifications
GAAP requires that certain types of loan modifications to borrowers experiencing financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing.
There were no loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, there were zero and one loan modification, respectively, made to borrowers experiencing financial difficulty.
The following presents the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2024.

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
There were no loans that experienced a default during the three and nine months ended September 30, 2025 or 2024, subsequent to being granted a modification in the preceding twelve months.
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

	As of September 30, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
1-4 Family Residential	850	850	—
Owner Occupied CRE	—	—	1,045
Commercial and Industrial	1,152	15,591	—
Total	$3,706	$18,145	$1,045
______________________________________
(1)As of September 30, 2025, the Company had an allowance of $3.9 million on non-accrual loans.

	As of December 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, Securities, and Other	$1,704	$1,704	$—
Commercial and Industrial	10,870	11,048	—
Total	$12,574	$12,752	$—
______________________________________
(1)As of December 31, 2024, the Company had an allowance of $0.1 million on non-accrual loans.
The Company recognized no interest income on non-accrual loans during the three and nine month periods ended September 30, 2025 and 2024.

Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually analyzed to determine expected credit losses, by class of loans as of the date noted:

	As of September 30, 2025
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
1-4 Family Residential	850	—	—	850
Owner Occupied CRE	1,045	—	—	1,045
Commercial and Industrial	—	—	15,591	15,591
Total	$1,895	$1,704	$15,591	$19,190

	As of December 31, 2024
(dollars in thousands)	Secured by Real Estate	Secured by Cash and Securities	Secured by Other	Total
Cash, Securities, and Other	$—	$1,704	$—	$1,704
Commercial and Industrial	—	—	12,015	12,015
Total	$—	$1,704	$12,015	$13,719
Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. During the quarter ended March 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of September 30, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
Allowance for Credit Losses on Loans
The ACL on loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at September 30, 2025 and December 31, 2024 was $11.1 million and $9.8 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
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

Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the ACL by portfolio segment during the periods presented:

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in ACL for the three months ended September 30, 2025
Beginning balance	$1,150	$158	$3,651	$5,544	$4,323	$737	$3,431	$18,994
(Release) provision for credit losses	(13)	27	(1,487)	254	(384)	(12)	3,847	2,232
Charge-offs	—	—	—	—	—	—	(430)	(430)
Recoveries	—	1	—	6	—	—	164	171
Ending balance	$1,137	$186	$2,164	$5,804	$3,939	$725	$7,012	$20,967

Changes in ACL for the nine months ended September 30, 2025
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
Provision (release) for credit losses	727	(23)	(3,020)	591	(401)	71	6,173	4,118
Charge-offs	—	—	—	—	—	—	(1,690)	(1,690)
Recoveries	—	24	—	13	—	—	172	209
Ending balance	$1,137	$186	$2,164	$5,804	$3,939	$725	$7,012	$20,967

(dollars in thousands)	Cash, Securities and Other	Consumer and Other	Construction and Development	1-4 Family Residential	Non-Owner Occupied CRE	Owner Occupied CRE	Commercial and Industrial	Total
Changes in ACL for the three months ended September 30, 2024
Beginning balance	$375	$75	$7,596	$4,310	$2,203	$973	$11,787	$27,319
Provision (release) for credit losses	26	62	(2,262)	1,014	2,139	(282)	99	796
Charge-offs	—	(4)	—	—	—	—	(9,336)	(9,340)
Recoveries	—	4	—	1	—	—	16	21
Ending balance	$401	$137	$5,334	$5,325	$4,342	$691	$2,566	$18,796

Changes in ACL for the nine months ended September 30, 2024
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release) provision for credit losses	(560)	16	(2,611)	948	2,017	(343)	4,708	4,175
Charge-offs	—	(30)	—	—	—	—	(9,336)	(9,366)
Recoveries	—	27	—	7	—	—	22	56
Ending balance	$401	$137	$5,334	$5,325	$4,342	$691	$2,566	$18,796

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
The following tables present the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of September 30, 2025 and December 31, 2024. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, Securities, and Other
Pass	$48,326	$1,355	$4,422	$3,533	$9,734	$15,028	$75,080	$157,478
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, Securities, and Other	$48,326	$1,355	$4,422	$3,533	$9,734	$15,028	$76,784	$159,182
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and Other
Pass	$—	$203	$—	$1,230	$316	$725	$9,875	$12,349
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	1	—	3,722	414	71	—	4,208
Total Consumer and Other	$—	$204	$—	$4,952	$730	$796	$9,875	$16,557
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Development
Pass	$19,870	$51,593	$62,671	$66,470	$917	$9,575	$4,266	$215,362
Special mention	—	—	—	13,506	—	—	—	13,506
Substandard	—	463	521	—	—	—	—	984
Doubtful	—	—	—	—	—	—	—	—
Total Construction and Development	$19,870	$52,056	$63,192	$79,976	$917	$9,575	$4,266	$229,852
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
1-4 Family Residential
Pass	$172,634	$59,927	$76,148	$330,292	$115,237	$155,255	$131,438	$1,040,931
Special mention	—	—	—	1,369	—	1,429	118	2,916
Substandard	—	—	—	—	850	—	408	1,258
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 Family Residential	$172,634	$59,927	$76,148	$331,661	$116,087	$156,684	$131,964	$1,045,105
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner Occupied CRE
Pass	$68,423	$49,001	$52,548	$291,071	$74,081	$113,429	$30,726	$679,279
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3,224	—	22,705	19,533	—	—	45,462
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner Occupied CRE	$68,423	$52,225	$52,548	$313,776	$93,614	$113,429	$30,726	$724,741
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner Occupied CRE
Pass	$25,407	$4,126	$3,009	$37,778	$40,520	$76,501	$1,904	$189,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,045	—	—	—	1,045
Doubtful	—	—	—	—	—	—	—	—
Total Owner Occupied CRE	$25,407	$4,126	$3,009	$38,823	$40,520	$76,501	$1,904	$190,290
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and Industrial
Pass	$42,610	$20,468	$3,427	$24,835	$8,941	$32,823	$60,691	$193,795
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,067	8,281	1,803	11,249	4,924	31,324
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$42,610	$20,468	$8,494	$33,116	$10,744	$44,072	$65,615	$225,119
Current year-to-date gross charge-offs	$—	$—	$—	$1,096	$—	$594	$—	$1,690
Total pass	$377,270	$186,673	$202,225	$755,209	$249,746	$403,336	$313,980	$2,488,439
Total special mention	—	—	—	14,875	—	1,429	118	16,422
Total substandard	—	3,687	5,588	32,031	22,186	11,249	7,036	81,777
Total doubtful	—	—	—	—	—	—	—	—
Total not rated	—	1	—	3,722	414	71	—	4,208
Total	$377,270	$190,361	$207,813	$805,837	$272,346	$416,085	$321,134	$2,590,846
______________________________________
(1)Includes loans held for investment measured at fair value as of September 30, 2025. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

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
NOTE 4 – GOODWILL
Goodwill is tested annually for impairment in the fourth quarter or earlier upon the occurrence of certain events. A significant amount of judgment is involved in determining if an indicator of goodwill impairment occurred. Such indicators may include, among others; a significant decline in expected future cash flows; a sustained significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition.
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of September 30, 2025, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of September 30, 2025 and December 31, 2024.
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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		September 30, 2025	December 31, 2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$18,871	$19,161

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$20,998	$20,959
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

	September 30, 2025	December 31, 2024
Weighted-Average Remaining Lease Term
Operating leases	8.23 years	9.09 years

Weighted-Average Discount Rate
Operating leases	4.17%	4.14%
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

(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease Costs
Operating lease cost	$892	$874	$2,670	$2,474
Variable lease cost	571	591	1,765	1,723
Lease costs, net	$1,463	$1,465	$4,435	$4,197
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2025⁽¹⁾	$499
2026	1,838
2027	1,874
2028	1,685
2029	3,469
Thereafter	17,236
Total future minimum lease payments	26,601
Less: imputed interest	(5,603)
Present value of net future minimum lease payments	$20,998
______________________________________
(1)Amount represents the remaining three months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $0.1 million of lease income during the three months ended September 30, 2025 and 2024. The Company recognized $0.2 million of lease income during the nine months ended September 30, 2025 and September 30, 2024.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next three years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2025⁽¹⁾	$52
2026	160
2027	124
Thereafter	—
Total undiscounted operating lease income	$336
______________________________________
(1)Amount represents the remaining three months of the year.

NOTE 6 – DEPOSITS
The following presents the Company’s Interest-bearing deposits as of the dates noted:

(dollars in thousands)	September 30, 2025	December 31, 2024
Money market deposit accounts	$1,988,336	$1,513,605
Time deposits	349,533	471,415
Interest checking accounts	121,901	139,374
Savings accounts	13,433	14,212
Total interest-bearing deposits	$2,473,203	$2,138,606
Aggregate time deposits of $250 or greater	$93,662	$96,310
Overdraft balances classified as loans totaled $0.2 million as of September 30, 2025 and December 31, 2024.
The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2025(1)	$96,892
2026	201,637
2027	11,769
2028	37,291
2029	298
Thereafter	1,646
Total	$349,533
______________________________________
(1)Amount represents the remaining three months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of September 30, 2025 and December 31, 2024 amounted to $1.41 billion and $1.30 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $604 million as of September 30, 2025.
Upon maturity, the Company renewed a three-month $50 million FHLB advance on July 2, 2025. The rate for the borrowing is adjusted daily based on the SOFR rate plus 15.0 basis points. The advance matured on October 2, 2025 and was renewed for an additional three months.
The following presents the Company’s maturities of FHLB borrowings (dollars in thousands):

Maturity Date	Rate %	September 30, 2025	December 31, 2024
January 1, 2025(1)	4.57%	$—	$5,000
October 2, 2025	4.28	50,000	50,000
Total		$50,000	$55,000
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s Paycheck Protection Program (PPP), the Federal Reserve is supplying liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of September 30, 2025 and December 31, 2024, $0.9 million and $2.0 million, respectively, was outstanding under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.

The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding on any of the federal funds lines.
The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance (1)
November 2020	4.25% per annum until 12/1/2025, then SOFR plus 402 basis points until maturity	Semi-annual (Quarterly beginning 12/01/25)	12/1/2030	$10,000	$162	$9,991
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,950
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,783
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
During the first quarter of 2025, a subordinated note with a carrying value of $8 million became eligible and was redeemed. For the three months ended September 30, 2025 and 2024, the Company recorded $0.6 million and $0.7 million, respectively, of interest expense related to the collective subordinated notes. For the nine months ended September 30, 2025 and 2024, the Company recorded $1.8 million and $2.0 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of September 30, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$41,066	$527,952	$68,427	$453,520
Standby letters of credit	13,576	11,446	13,864	8,000
Commitments to make loans to sell	60,969	—	19,769	—
Commitments to make loans	40,764	35,983	4,029	15,563
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Beginning balance	$638	$1,205	$671	$2,178
Provision for (release of) credit losses	25	(295)	(8)	(1,268)
Ending balance	$663	$910	$663	$910
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
The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2025 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the nine months ended September 30, 2025, the Company repurchased 40,333 shares under the authorization of the 2024 and 2025 Repurchase Plans. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of September 30, 2025, there was $4,698,690 value of shares available for repurchase under the 2025 Repurchase Plan.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (the 2008 Plan) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (the 2016 Plan) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan were authorized to be issued under the 2016 Plan. Effective June 4, 2025, the Company’s stockholders approved the First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (the 2025 Plan), which included an increase of 150,000 shares to the 2025 Plan’s share reserve. The 2025 Plan is a continuation, and amendment and restatement, of the 2016 Plan. As of September 30, 2025, there were a total of 326,987 shares available for issuance under the 2025 Plan. Any shares covered by an award granted under the 2008 Plan that are forfeited, cancelled, or terminated for no consideration will (i) not be available for future awards under the 2008 Plan, (ii) be available for future awards under the 2025 Plan, and (iii) increase the share reserve of the 2025 Plan by one share for each share that is retained by or returned to the Company, subject to a maximum of 1,500,000 shares.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2025 and 2024.
During the three and nine months ended September 30, 2025 and 2024, the Company recognized no stock based compensation expense associated with stock options. As of September 30, 2025, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	79,761	$25.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(12,283)	24.39
Outstanding as of September 30, 2025	67,478	25.47	0.42	(1)
Options fully vested / exercisable as of September 30, 2025	67,478	25.47	0.42	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of September 30, 2025, there were 67,478 options that were exercisable. Exercise prices are between $25.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates between 2025 to 2026.
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
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the nine months ended September 30, 2025:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2024	215,343	159,704
Granted	75,939	131,462
Vested	(67,777)	(54,617)
Forfeited	(14,331)	(7,977)
Outstanding as of September 30, 2025	209,174	228,572

During the three months ended September 30, 2025, the Company issued 10,735 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 3,448 shares, with a combined market value at the dates of settlement of $0.1 million, were withheld to cover employee withholding taxes. During the three months ended September 30, 2024, the Company issued 9,054 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 2,776 shares, with a combined market value at the dates of settlement of $46 thousand, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
During the nine months ended September 30, 2025, the Company issued 87,902 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 34,492 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes. During the nine months ended September 30, 2024, the Company issued 88,419 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 36,795 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and members of the Board of Directors at the date approved by the Company’s Board of Directors. The Company granted 75,939 and 75,070 Time Vesting Units during the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized compensation expense of $0.4 million for the Time Vesting Units. During the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense of $1.1 million for the Time Vesting Units. As of September 30, 2025, there was $3.8 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.3 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 600%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of September 30, 2025 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average (1)	Financial Metric End Date	Vesting Requirement End Date
On November 18, 2020	114%	22,336	$3	0.1 years	December 31, 2022	50% November 18, 2023 & 2025
May 3, 2021 through August 11, 2021	55	14,577	20	0.3 years	December 31, 2023	December 31, 2025
On May 1, 2023(2)	—	—	—	0.0 years	December 31, 2025	December 31, 2027
On May 1, 2024	121	44,510	525	3.3 years	December 31, 2026	December 31, 2028
On March 17, 2025	168	17,544	206	2.3 years	December 31, 2027	December 31, 2027
On May 1, 2025	100	45,029	857	4.3 years	December 31, 2027	December 31, 2029
On June 4, 2025	100	66,700	1,232	2.8 years	December 31, 2025, 2026 & 2027	December 31, 2025, 2026, 2027 & June 4, 2030
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2) As the performance threshold is not expected to be met in future performance periods, there is no related unrecognized compensation as of September 30, 2025.

The following presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Grant Period	2025	2024	2025	2024	2025	2024
May 1, 2020 through December 31, 2021, excluding November 18, 2020	—	—	$—	$37	$—	$(11)
On November 18, 2020	—	—	9	9	28	19
May 3, 2021 through August 11, 2021	—	—	17	22	43	(64)
On August 4, 2022(1)	—	—	—	14	—	42
On May 1, 2023(2)	—	—	—	—	—	—
On May 1, 2024	7,745	42,805	39	36	133	61
On March 17, 2025	10,443	—	23	—	50	—
On May 1, 2025	46,574	—	50	—	84	—
On June 4, 2025	66,700	—	158	—	158	—
______________________________________
(1) Performance period ended December 31, 2024 and performance threshold was not met and, therefore, no compensation expense was recognized for the nine months ended September 30, 2025 and 2024.
(2) Performance threshold was not met for the years ended December 31, 2024 and December 31, 2023, therefore, no compensation expense was recognized for the nine months ended September 30, 2025 and 2024.

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in thousands, except share and per share amounts	2025	2024	2025	2024
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$3,186	$2,134	$9,874	$5,725

Denominator:
Basic weighted average shares	9,717,571	9,663,131	9,710,020	9,643,998
Earnings per common share - basic	$0.33	$0.22	$1.02	$0.59

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$3,186	$2,134	$9,874	$5,725

Denominator:
Basic weighted average shares	9,717,571	9,663,131	9,710,020	9,643,998
Diluted effect of common stock equivalents:
Stock options	—	—	—	—
Time Vesting Units	43,346	27,212	44,023	24,381
Financial Performance Units	107,825	76,313	71,557	74,387
Total diluted effect of common stock equivalents	151,171	103,525	115,580	98,768
Diluted weighted average shares	9,868,742	9,766,656	9,825,600	9,742,766
Earnings per common share - diluted	$0.32	$0.22	$1.00	$0.59

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	67,478	81,761	68,311	99,378
Time Vesting Units	37,684	87,436	42,044	107,682
Financial Performance Units	—	—	—	3,030
Total potentially dilutive securities	105,162	169,197	110,355	210,090
NOTE 11 – INCOME TAXES
During the three months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $0.8 million and $0.5 million, respectively, reflecting an effective tax rate of 19.6% and 20.1%, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded an income tax provision of $2.8 million and $1.9 million, respectively, reflecting an effective tax rate of 21.9% and 25.3%, respectively.
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
Recurring Fair Value
Available-for-sale debt securities: The fair values for AFS debt securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).
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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Available-for-sale debt securities, at fair value
GNMA MBS – residential	$—	$9,869	$—	$9,869
FNMA MBS – residential	$—	$14,825	$—	$14,825
Government CMO and MBS – commercial	$—	$24,483	$—	$24,483
Mortgage loans held for sale	$—	$21,806	$—	$21,806
Loans held at fair value	$—	$—	$4,208	$4,208
Equity securities	$647	$122	$—	$769
Guarantee asset	$—	$—	$266	$266
IRLC, net	$—	$1,013	$—	$1,013
Equity warrants	$—	$—	$765	$765
Swap derivative assets	$—	$1,014	$—	$1,014
Financial Liabilities
Forward commitments and FSC	$—	$110	$—	$110
Swap derivative liabilities	$—	$2,875	$—	$2,875

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$25,455	$—	$25,455
Loans held for sale	$—	$251	$—	$251
Loans held at fair value	$—	$—	$7,283	$7,283
Forward commitments and FSC	$—	$225	$—	$225
Equity securities	$630	$122	$—	$752
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$358	$—	$358
Equity warrants	$—	$—	$765	$765
Swap derivative asset	$—	$1,060	$—	$1,060
Financial Liabilities
Forward commitments and FSC	$—	$13	$—	$13
Swap derivative liabilities	$—	$956	$—	$956
There were no transfers between levels during the nine months ended September 30, 2025 or year ended December 31, 2024.
As of September 30, 2025, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.

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
In the first quarter of 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the write-down recorded in the fourth quarter of 2024 and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the ACL in the first quarter of 2025. During the year ended December 31, 2024, the Company reclassified $5.8 million of loans held for investment to loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the year ended December 31, 2024, a total of $5.4 million reclassified loans held for sale were sold. As of September 30, 2025 and December 31, 2024, there were $0.0 and $0.3 million of loans held for sale, respectively.
As of September 30, 2025, there were 13 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. As of December 31, 2024, there were 37 loans totaling $0.1 million, accounted for under the fair value option that were on non-accrual. During the three months ended September 30, 2025 and 2024, the Company recorded net charge-offs of $0.0 million and $0.3 million, respectively, on loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2025 and 2024, the Company recorded net charge-offs of $0.1 million and $1.0 million, respectively, on loans accounted for under the fair value option.
The following provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	September 30, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$21,806	$21,436	$370	$—	$—	$—	$—	$—	$—
Loans held for investment	4,208	4,318	(110)	136	140	(4)	136	140	(4)
	$26,014	$25,754	$260	$136	$140	$(4)	$136	$140	$(4)

	December 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$25,455	$25,217	$238	$—	$—	$—	$—	$—	$—
Loans held for sale	251	594	(343)	251	594	(343)	251	594	(343)
Loans held for investment	7,283	7,507	(224)	47	52	(5)	47	52	(5)
	$32,989	$33,318	$(329)	$298	$646	$(348)	$298	$646	$(348)

The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$(126)	$(346)	$129	$16
Loans held for sale	—	—	222	—
Loans held for investment	25	66	114	166
	$(101)	$(280)	$465	$182
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended September 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$5,099	$244	$765
Originations	—	9	—
Gains/(losses) in net income, net	25	37	—
Net charge-offs	(7)	—	—
Settlements	(909)	(24)	—
Ending balance	$4,208	$266	$765

Three Months Ended September 30, 2024	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$10,190	$228	$795
Originations	—	21	—
Gains/(losses) in net income, net	66	39	—
Net charge-offs	(299)	—	—
Settlements	(1,311)	(18)	—
Ending balance	$8,646	$270	$795

Nine Months Ended September 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$7,283	$235	$765
Originations	—	29	—
Gains/(losses) in net income, net	114	69	—
Net charge-offs	(64)	—	—
Settlements	(3,125)	(67)	—
Ending balance	$4,208	$266	$765

Nine Months Ended September 30, 2024	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$13,726	$189	$795
Originations	—	68	—
Gains/(losses) in net income, net	166	50	—
Net charge-offs	(1,016)	—	—
Settlements	(4,230)	(37)	—
Ending balance	$8,646	$270	$795

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
The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of September 30, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$4,208	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	266	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 10% (10%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14%) 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	4,389	Appraisal value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	48	Sales comparison, Market approach - Guideline transaction method	Loss given default	73% (73%)
Commercial and Industrial	8,958	Appraisal value	Commission	10% to 20% (17%)
Commercial and Industrial	1,561	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (59)%

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$7,283	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 15% (15%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21.3% to 63.8% (30.2%) 4.05% to 4.16% (4.14%) 2 years

Nonrecurring fair value
OREO:
1-4 Family Residential	10,314	Appraisal value	Commission, cost to sell, closing costs	5% (5%)
Commercial and Industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6% (6%)

Collateral dependent loans, net of ACL:
Commercial and Industrial	784	Sales comparison - Market value approach	Market rate adjustments	11% (11%)
Commercial and Industrial	36	Sales comparison, Market approach - Guideline transaction method	Loss given default	80% (80%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
September 30, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$355,639	$355,639	$—	$—
Held-to-maturity debt securities, net of ACL	98,205	248	84,784	8,557
Loans, net(1)	2,565,671	—	—	2,510,963
Accrued interest receivable	11,907	11,907	—	—
Liabilities:
Term deposits(2)	349,533	297,374	—	52,868
Non-term deposits	2,499,378	2,499,378	—	—
Borrowings:
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	867	867	—	—
Subordinated notes – fixed-to-floating rate	44,724	—	—	43,329
Accrued interest payable	1,689	1,689	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$237,941	$237,941	$—	$—
Held-to-maturity debt securities, net of ACL	75,724	242	60,044	7,875
Loans, net(1)	2,399,952	—	—	2,325,081
Accrued interest receivable	10,364	10,364	—	—
Liabilities:
Term deposits(2)	471,415	429,008	—	42,764
Non-term deposits	2,042,794	2,042,794	—	—
Borrowings:
FHLB borrowings – fixed rate	5,000	5,000	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	2,038	2,038	—	—
Subordinated notes – fixed-to-floating rate	52,565	—	—	48,451
Accrued interest payable	1,995	1,995	—	—
______________________________________
(1) Excludes loans accounted for under the fair value option of $4.2 million and $7.3 million as of September 30, 2025 and December 31, 2024, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $297.4 million and $429.0 million as of September 30, 2025 and December 31, 2024, respectively, are classified under Level 1 fair value measurement.
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
Cash Flow Hedges: In the first quarter of 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of this interest rate swap as of September 30, 2025 and December 31, 2024 was $50.0 million. As of September 30, 2025 and December 31, 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
In the third quarter of 2025, the Company executed interest rate swaps with notional amounts that were designated as cash flow hedges of certain variable rate interest-bearing deposits. The swaps hedge the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a four-year period and total notional amount of $200.0 million as of September 30, 2025. As of September 30, 2025, these hedges were determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Fair Value Hedges: In the third quarter of 2025, the Company entered into interest rate swaps with notional amounts that were designated as fair value hedges of closed pools of fixed-rate loans. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item. The swap hedges the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a five-year period and total notional amount of $200.0 million as of September 30, 2025. As of September 30, 2025, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of September 30, 2025 and December 31, 2024 was $66.5 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following reflects the fair value of derivatives recorded on the Condensed Consolidated Balance Sheets for the respective periods:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$—	$—	$50,000	$129

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	66,486	1,014	70,353	931

Total included in other assets		$1,014		$1,060

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$250,000	$915	$—	$—
Interest rate swaps – fair value hedge	200,000	917	—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	66,486	1,043	70,353	956

Total included in other liabilities		$2,875		$956
The effect of cash flow hedge accounting on accumulated OCI for the periods noted are as follows:

		Three Months Ended September 30,
		2025		2024
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$25	$62	$(451)	$184
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	(324)	367	—	—
		$(299)	$429	$(451)	$184

		Nine Months Ended September 30,
		2025		2024
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$65	$180	$323	$553
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	(324)	367	—	—
		$(259)	$547	$323	$553

The following amounts were recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the respective period (dollars in thousands):

	September 30, 2025
Condensed consolidated balance sheet line item	Amortized cost of the Hedged Assets	Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Loans	$441,192	$915
The effects of the fair value hedge relationships on the Condensed Consolidated Statements of Income were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location of Gain (Loss)	2025	2024	2025	2024
Interest rate swap	Interest income - Loans	$(559)	$—	$(559)	$—
Loans	Interest income - Loans	$915	$—	$915	$—
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 was immaterial.
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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended September 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$42,407	$367	$42,774
Total interest expense	23,320	—	23,320
Provision for credit losses	2,257	—	2,257
Net interest income, after provision for credit losses	16,830	367	17,197
Net gain on mortgage loans	—	1,394	1,394
All other non-interest income(1)	5,448	—	5,448
Total income before non-interest expense	22,278	1,761	24,039
Salaries and employee benefits expense	10,945	939	11,884
Depreciation and amortization expense	640	5	645
All other non-interest expense(2)	7,160	385	7,545
Income before income taxes	$3,533	$432	$3,965

Goodwill	$30,400	$—	$30,400
Total assets	$3,216,173	$24,251	$3,240,424
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Insurance fees, and Other.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the three months ended September 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,818	$272	$38,090
Total interest expense	22,522	—	22,522
Provision for credit losses	501	—	501
Net interest income, after provision for credit losses	14,795	272	15,067
Net gain on mortgage loans	—	1,451	1,451
All other non-interest income(1)	5,521	—	5,521
Total income before non-interest expense	20,316	1,723	22,039
Salaries and employee benefits expense	10,531	908	11,439
Depreciation and amortization expense	642	8	650
All other non-interest expense(2)	6,905	374	7,279
Income (loss) before income taxes	$2,238	$433	$2,671

Goodwill	$30,400	$—	$30,400
Total assets	$2,897,317	$14,631	$2,911,948
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Insurance fees, and Net loss on loans accounted for under the fair value option..
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Technology and information systems, Data processing and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the nine months ended September 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$116,623	$860	$117,483
Total interest expense	62,692	—	62,692
Provision for credit losses	4,110	—	4,110
Net interest income, after provision for credit losses	49,821	860	50,681
Net gain on mortgage loans	—	3,648	3,648
All other non-interest income(1)	16,844	—	16,844
Total income before non-interest expense	66,665	4,508	71,173
Salaries and employee benefits expense	31,706	2,677	34,383
Depreciation and amortization expense	1,995	15	2,010
All other non-interest expense(2)	20,979	1,162	22,141
Income before income taxes	$11,985	$654	$12,639

Goodwill	$30,400	$—	$30,400
Total assets	$3,216,173	$24,251	$3,240,424
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Insurance fees, and Net gain on other real estate owned.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the nine months ended September 30, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest and dividend income	$113,813	$729	$114,542
Total interest expense	67,126	—	67,126
Provision for credit losses	2,907	—	2,907
Net interest income, after provision for credit losses	43,780	729	44,509
Net gain on mortgage loans	—	4,535	4,535
All other non-interest income(1)	16,686	—	16,686
Total income before non-interest expense	60,466	5,264	65,730
Salaries and employee benefits expense	31,000	2,803	33,803
Depreciation and amortization expense	1,884	25	1,909
All other non-interest expense(2)	21,284	1,069	22,353
Income before income taxes	$6,298	$1,367	$7,665

Goodwill	$30,400	$—	$30,400
Total assets	$2,897,317	$14,631	$2,911,948
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Insurance fees, and Net loss on loans accounted for under the fair value option.
(2)All other non-interest expense for Wealth Management primarily includes Professional services, Occupancy and equipment, Technology and information systems, Data processing, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.
NOTE 15 – TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit (LIHTC) investments. As of September 30, 2025 and December 31, 2024, total unfunded commitments related to LIHTC investments totaled $2.6 million and $4.1 million, respectively. As of September 30, 2025 and December 31, 2024, the total balance of all LIHTC investments was $4.1 million and $3.1 million. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.

The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended September 30, 2025 and 2024, the Company recognized amortization expense of $0.0 million and $0.2 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized amortization expense of $0.4 million and $0.6 million, respectively.
Additionally, during the three months ended September 30, 2025 and 2024, the Company recognized $0.2 million of tax credits and other benefits from the LIHTC investment. During the nine months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $0.5 million, respectively, of tax credits and other benefits from the LIHTC investments. During the three and nine months ended September 30, 2025 and 2024, the Company did not incur any impairment losses.
During the three and nine months ended September 30, 2025, the Company purchased $0.0 million and $1.0 million, respectively, of solar investment tax credits (ITC) and recognized $0.0 million and $0.1 million, respectively, of related tax credits. The Company had not invested in solar investment tax credits prior to the second quarter of 2025. As of September 30, 2025, the Company had no unrecognized solar investment tax credits.
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) have been fully phased in. The net unrealized gain or loss on HTM securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the nine months ended September 30, 2025 and the year ended December 31, 2024, First Western made no capital injections into the Bank. Management believes as of September 30, 2025, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of September 30, 2025, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of September 30, 2025 and December 31, 2024, the most recent filings with the FDIC categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since September 30, 2025, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of September 30, 2025 and December 31, 2024.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$268,578	11.20%	$143,840	6.0%	$191,787	8.0%
Consolidated	235,098	9.80	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	268,578	11.20	107,880	4.5	155,827	6.5
Consolidated	235,098	9.80	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	288,524	12.04	191,787	8.0	239,734	10.0
Consolidated	300,044	12.50	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	268,578	8.59	125,064	4.0	156,329	5.0
Consolidated	235,098	7.51	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$134,831	6.0%	$179,774	8.0%
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	256,419	11.41	101,123	4.5	146,067	6.5
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	271,981	12.10	179,774	8.0	224,718	10.0
Consolidated	294,807	13.12	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	256,419	8.94	114,681	4.0	143,351	5.0
Consolidated	226,244	7.88	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2025, $125.5 million of retained earnings is available to pay dividends from the Bank. As of September 30, 2025 and December 31, 2024, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and nine months ended September 30, 2025 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until September 30, 2025, we have expanded our footprint into fourteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the nine months ended September 30, 2025, we had $3.24 billion in total assets, $71.2 million in total income before non-interest expense, and provided fiduciary and advisory services on $7.43 billion of AUM.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of September 30, 2025, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.
Results of Operations
Overview
The three months ended September 30, 2025 compared with the three months ended September 30, 2024. We reported Net income available to common shareholders of $3.2 million for the three months ended September 30, 2025, compared to $2.1 million of Net income available to common shareholders for the three months ended September 30, 2024, a $1.1 million, or 52.4% increase. For the three months ended September 30, 2025, our Income before income tax was $4.0 million, a $1.3 million, or 48.4% increase from the three months ended September 30, 2024. The increase was primarily driven by a $3.9 million increase in Net interest income, partially offset by a $1.8 million increase in Provision for credit losses and $0.7 million increase in Non-interest expense.

•The increase in Net interest income was driven by a 22 basis point increase in net interest margin and an increase in average interest-earnings assets. The increase in net interest margin was primarily due to a 33 basis point decrease in total cost of funds as a result of the lower interest rate environment.
•The increase in Provision for credit losses was primarily driven by loan growth and an increase in specific reserve provisions due to a specific reserve recorded in the third quarter of 2025, partially offset by favorable mix shifts within our portfolio.
•The increase in Non-interest expense was primarily driven by increases in Salaries and employee benefits due to an increase in bonus accruals as a result of balance sheet growth and improved earnings and Data processing relating to upgrades to our digital banking platform.
The nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. We reported Net income available to common shareholders of $9.9 million for the nine months ended September 30, 2025, compared to $5.7 million of Net income available to common shareholders for the nine months ended September 30, 2024, a $4.2 million, or 73.7% increase. For the nine months ended September 30, 2025, our Income before income tax was $12.6 million, a $5.0 million, or 64.9% increase from the nine months ended September 30, 2024. The increase was primarily driven by a $7.4 million increase in Net interest income, partially offset by a $1.2 million increase in Provision for credit losses and $0.7 million decrease in Non-interest income.
•The increase in Net interest income was driven by a 27 basis point increase in net interest margin and an increase in average interest-earning assets. The increase in net interest margin was primarily due to a 36 basis point decrease in total cost of funds as a result of the lower interest rate environment.
•The increase in Provision for credit losses was primarily driven by a $1.3 million release of provision during the nine months ended September 30, 2024 due to a decrease in unfunded commitments.
•The decrease in Non-interest income was primarily driven by decreases in Net gain on mortgage loans due to a decrease in origination volume, Trust and investment management fees primarily due to lower investment agency and managed trust fees, and Bank fees due to a large loan prepayment penalty fee collected in the first quarter of 2024, partially offset by increases in Net gain on loans accounted for under the fair value option and Net gain on other real estate owned.
Net Interest Income
The three months ended September 30, 2025 compared with the three months ended September 30, 2024. For the three months ended September 30, 2025, Net interest income, before the Provision for credit losses, was $19.5 million, an increase of $3.9 million, or 25.0%, compared to the three months ended September 30, 2024. The increase was primarily driven by a $363.5 million increase in average interest-earning assets and a 22 basis point increase in net interest margin. The increase in net interest margin was primarily driven by a 33 basis point decrease in deposit costs.
Interest expense on Interest-bearing deposits increased $1.0 million, or 4.9%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $414.9 million increase in average interest-bearing deposits, partially offset by lower rates. The increase in average interest-bearing deposits was primarily driven by growth in money market deposit accounts. Average interest-bearing deposit rates were 3.63% for the three months ended September 30, 2025, compared to 4.19% for the three months ended September 30, 2024. The decrease in average interest-bearing deposit rates was primarily attributable to the lower interest rate environment.
Total interest and dividend income increased $4.7 million, or 12.3%, during the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a $363.5 million increase in average interest-earning assets, partially offset by a decrease in the average interest-earning assets yield. The increase in average interest-earning assets was primarily driven by a $178.4 million increase in average interest-bearing deposits in other financial institutions and a $133.0 million increase in average loans. The decrease in the average interest-earning assets yield was primarily driven by a 92 basis point decrease in the average yield on Interest-bearing deposits in other financial institutions, partially offset by a 4 basis point increase in the average yield on loans. The decrease in the average interest-bearing deposits in other financial institutions yield was primarily attributable to the lower interest rate environment and the increase in the average loans yield was primarily attributable to originating loans at higher yields than the average yield on the portfolio.

The nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. For the nine months ended September 30, 2025, Net interest income, before the Provision for credit losses, was $54.8 million, an increase of $7.4 million, or 15.6%, compared to the nine months ended September 30, 2024. The increase was primarily driven by a $99.1 million increase in average interest-earning assets and a 27 basis point increase in net interest margin. The increase in net interest margin was primarily driven by a 35 basis point decrease in deposit costs.
Interest expense on Interest-bearing deposits decreased $3.7 million, or 5.9%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to lower rates, partially offset by a $182.2 million increase in average interest-bearing deposits. Average interest-bearing deposit rates were 3.60% for the nine months ended September 30, 2025, compared to 4.17% for the nine months ended September 30, 2024. The decrease in the average Interest-bearing deposits rate was primarily attributable to the lower interest rate environment. The increase in average interest-bearing deposits was primarily driven by growth in money market deposit accounts.
Total interest and dividend income increased $2.9 million, or 2.6%, during the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a $99.1 million increase in average interest-earning assets, partially offset by a 5 basis point decrease in the average interest-earning assets yield. The increase in average interest-earning assets was driven by increases in average interest-bearing deposits in other financial institutions, debt securities, and loans, of $61.6 million, $19.8 million, and $17.3 million, respectively. The decrease in the average interest-earning assets yield was primarily driven by an 84 basis point decrease in interest-bearing deposits in other financial institution yield due to the lower interest rate environment.

The following presents an analysis of Net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	As of or for the Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$307,979	$3,468	4.47%	$129,629	$1,770	5.38%
Debt securities(2)	127,154	1,387	4.33	79,007	708	3.57
Correspondent bank stock	7,500	154	8.15	6,281	134	8.49
Loans(3)	2,562,960	37,334	5.78	2,429,927	35,065	5.74
Mortgage loans held for sale(4)	26,037	367	5.59	18,423	272	5.87
Loans held at fair value	4,809	64	5.28	9,691	141	5.79
Total interest-earning assets(5)	3,036,439	42,774	5.59	2,672,958	38,090	5.67
Noninterest-earning assets	124,457			133,836
Total assets	$3,160,896			$2,806,794
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,422,177	22,177	3.63	$2,007,265	21,150	4.19
FHLB and Federal Reserve borrowings	51,065	512	3.98	62,589	634	4.03
Subordinated notes	44,690	631	5.60	52,470	738	5.60
Total interest-bearing liabilities	2,517,932	23,320	3.67	2,122,324	22,522	4.22
Noninterest-bearing liabilities:
Noninterest-bearing deposits	349,839			395,755
Other liabilities	34,072			40,089
Total noninterest-bearing liabilities	383,911			435,844
Total shareholders’ equity	259,053			248,626
Total liabilities and shareholders’ equity	$3,160,896			$2,806,794
Net interest rate spread(6)			1.92			1.45
Net interest income(7)		$19,454			$15,568
Net interest margin(8)			2.54			2.32

	As of or for the Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$211,069	$7,086	4.49%	$149,511	$5,998	5.33%
Debt securities(2)	96,162	2,887	4.01	76,378	1,962	3.43
Correspondent bank stock	6,841	437	8.54	5,182	334	8.61
Loans(3)	2,471,970	105,953	5.73	2,454,631	105,001	5.72
Mortgage loans held for sale(4)	19,523	860	5.89	15,155	729	6.43
Loans held at fair value	5,775	260	6.02	11,374	518	6.08
Total interest-earning assets(5)	2,811,340	117,483	5.59	2,712,231	114,542	5.64
Noninterest-earning assets	130,962			117,819
Total assets	$2,942,302			$2,830,050
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,187,965	58,901	3.60	$2,005,740	62,620	4.17
FHLB and Federal Reserve borrowings	59,434	1,792	4.03	73,952	2,294	4.14
Subordinated notes	47,246	1,999	5.66	52,415	2,212	5.64
Total interest-bearing liabilities	2,294,645	62,692	3.65	2,132,107	67,126	4.21
Noninterest-bearing liabilities:
Noninterest-bearing deposits	355,332			418,235
Other liabilities	36,147			32,159
Total noninterest-bearing liabilities	391,479			450,394
Total shareholders’ equity	256,178			247,549
Total liabilities and shareholders’ equity	$2,942,302			$2,830,050
Net interest rate spread(6)			1.94			1.43
Net interest income(7)		$54,791			$47,416
Net interest margin(8)			2.61			2.34
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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Compared to Three Months Ended September 30, 2024			Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$1,992	$(294)	$1,698	$2,030	$(942)	$1,088
Debt securities	525	154	679	594	331	925
Correspondent bank stock	25	(5)	20	106	(3)	103
Loans	1,954	315	2,269	780	172	952
Mortgage loans held for sale	107	(12)	95	192	(61)	131
Loans held at fair value	(65)	(12)	(77)	(252)	(6)	(258)
Total increase (decrease) in interest income	$4,538	$146	$4,684	$3,450	$(509)	$2,941
Interest-bearing liabilities:
Interest-bearing deposits	3,799	(2,772)	1,027	4,906	(8,625)	(3,719)
FHLB and Federal Reserve borrowings	(116)	(6)	(122)	(438)	(64)	(502)
Subordinated notes	(110)	3	(107)	(219)	6	(213)
Total increase (decrease) in interest expense	$3,573	$(2,775)	$798	$4,249	$(8,683)	$(4,434)
Increase (decrease) in net interest income	$965	$2,921	$3,886	$(799)	$8,174	$7,375
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and nine ended September 30, 2025, we recorded a $2.3 million and $4.1 million Provision for credit losses, respectively. For the three and nine months ended September 30, 2024, we recorded a $0.5 million and $2.9 million Provision for credit losses, respectively. The provision recorded for the three months ended September 30, 2025 was primarily due to loan growth and specific reserves related to individually analyzed loans, partially offset by favorable mix shifts within our portfolio. The provision recorded for the nine months ended September 30, 2025 was primarily due to loan growth, charge-offs, and specific reserves related to individually analyzed loans, partially offset by favorable mix shifts within our portfolio.
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended September 30, 2025 compared with the three months ended September 30, 2024. For the three months ended September 30, 2025 compared with the three months ended September 30, 2024, Non-interest income decreased $0.1 million, or 1.9%, to $6.8 million. The decrease in Non-interest income during the three months ended September 30, 2025 was driven primarily by decreases in Risk management and insurance fees, Trust and investment management fees, and Bank fees, partially offset by an increase in Net gain on loans accounted for under the fair value option.

The nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, Non-interest income decreased $0.7 million, or 3.4%, to $20.5 million. The decrease in Non-interest income during the nine months ended September 30, 2025 was primarily driven by decreases in Net gain on mortgage loans, Trust and investment management fees, and Bank fees, partially offset by increases in Net gain on loans accounted for under the fair value option and Net gain on other real estate owned.
The following presents the significant categories of our non-interest income during the periods presented:

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$4,629	$4,728	$(99)	(2.1)%
Net gain on mortgage loans	1,394	1,451	(57)	(3.9)
Bank fees	312	392	(80)	(20.4)
Risk management and insurance fees	193	367	(174)	(47.4)
Income on company-owned life insurance	116	108	8	7.4
Net gain (loss) on loans accounted for under the fair value option	18	(233)	251	107.7
Unrealized gain recognized on equity securities	6	24	(18)	(75.0)
Other	174	135	39	28.9
Total non-interest income	$6,842	$6,972	$(130)	(1.9)

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$13,818	$14,533	$(715)	(4.9)%
Net gain on mortgage loans	3,648	4,535	(887)	(19.6)
Net gain on loans held for sale	222	117	105	89.7
Bank fees	1,027	1,610	(583)	(36.2)
Risk management and insurance fees	499	525	(26)	(5.0)
Income on company-owned life insurance	338	319	19	6.0
Net gain (loss) on loans accounted for under the fair value option	50	(850)	900	105.9
Net gain on other real estate owned	459	—	459	n/a
Unrealized gain recognized on equity securities	20	16	4	25.0
Other	411	416	(5)	(1.2)
Total non-interest income	$20,492	$21,221	$(729)	(3.4)
Trust and investment management fees—The decrease in Trust and investment management fees of $0.7 million, or 4.9%, for the nine months ended September 30, 2025 was primarily attributable to lower investment agency and managed trust fees.
Net gain on mortgage loans—The decrease in Net gain on mortgage loans of $0.9 million, or 19.6%, for the nine months ended September 30, 2025 was primarily attributable to lower origination volume.
Net gain on loans held for sale—During the nine months ended September 30, 2025, the Net gain on loans held for sale of $0.2 million was due to the reversal of a write-down on a non-accrual loan recorded during the three months ended December 31, 2024. This loan was previously classified as held for sale; however, during the three months ended March 31, 2025 it was transferred to held for investment and charged off through the ACL.
Bank fees—The decrease in Bank fees of $0.6 million, or 36.2%, for the nine months ended September 30, 2025, was primarily driven by a large loan prepayment penalty fee collected in the first quarter of 2024.
Risk management and insurance fees—The decrease in Risk management and insurance fees of $0.2 million, or 47.4%, for the three months ended September 30, 2025, was primarily driven by a decrease in new insurance client agreements.

Net gain (loss) on loans accounted for under the fair value option—The increase in Net gain on loans accounted for under the fair value option of $0.3 million, or 107.7%, and $0.9 million, or 105.9%, for the three and nine months ended September 30, 2025, respectively, was primarily attributable to lower charges offs and improved overall performance of the portfolio.
Net gain on other real estate owned—During the first quarter of 2025, we sold two large OREO properties for a net gain of $0.5 million.
Non-Interest Expense
The three months ended September 30, 2025 compared with the three months ended September 30, 2024. For the three months ended September 30, 2025 compared with the three months ended September 30, 2024, Non-interest expense increased $0.7 million, or 3.6%, to $20.1 million. The increase in Non-interest expense during the three months ended September 30, 2025 was driven primarily by an increase in Salaries and employee benefits and Data processing.
The nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. For the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024, Non-interest expense decreased $0.5 million, or 0.8%, to $58.5 million. The increase in Non-interest expense during the nine months ended September 30, 2025 was driven primarily by increases in Salaries and employee benefits, Data processing, and Occupancy and equipment, partially offset by a decrease in Professional services.
The following presents the significant categories of our non-interest expense during the periods presented:

	Three Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$11,884	$11,439	$445	3.9%
Occupancy and equipment	2,084	2,126	(42)	(2.0)
Professional services	1,894	1,893	1	0.1
Technology and information systems	1,055	1,045	10	1.0
Data processing	1,251	1,101	150	13.6
Marketing	351	374	(23)	(6.1)
Amortization of other intangible assets	51	57	(6)	(10.5)
Other	1,504	1,333	171	12.8
Total non-interest expense	$20,074	$19,368	$706	3.6

	Nine Months Ended September 30,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$34,383	$33,803	$580	1.7%
Occupancy and equipment	6,518	6,182	336	5.4
Professional services	5,453	6,130	(677)	(11.0)
Technology and information systems	3,163	3,097	66	2.1
Data processing	3,539	3,150	389	12.3
Marketing	834	811	23	2.8
Amortization of other intangible assets	154	170	(16)	(9.4)
Other	4,490	4,722	(232)	(4.9)
Total non-interest expense	$58,534	$58,065	$469	0.8
Salaries and employee benefits—The increase in Salaries and employee benefits of $0.4 million, or 3.9%, and $0.6 million, or 1.7% for the three and nine months ended September 30, 2025, respectively, was driven by an increase in bonus accruals a result of balance sheet growth and improved earnings.
Occupancy and equipment—The increase in Occupancy and equipment of $0.3 million, or 5.4% for nine months ended September 30, 2025 was driven by additional rent expense relating to multiple lease extensions.

Professional services—The decrease in Professional services of $0.7 million, or 11.0% for the nine months ended September 30, 2025, was driven by decreases in legal expenses, audit fees, and FDIC insurance fees.
Data processing—The increase in Data processing of $0.2 million, or 13.6%, and $0.4 million, or 12.3%, for the three and nine months ended September 30, 2025, respectively, was primarily driven by upgrades to our digital banking platform.
Other—The increase in Other of $0.2 million, or 12.8%, for the three months ended September 30, 2025, was primarily driven by a wire fraud recovery in the third quarter of 2024. The decrease in Other of $0.2 million, or 4.9%, for the nine months ended September 30, 2025, was primarily driven by lower expenses related to problem assets.
Income Tax
The Company recorded an income tax provision of $0.8 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, reflecting an effective tax rate of 19.6% and 20.1%, respectively. The Company recorded an income tax provision of $2.8 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively, reflecting an effective tax rate of 21.9% and 25.3%, respectively.
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
The following presents key metrics related to our segments during the periods presented:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$22,278	$1,761	$24,039	$20,316	$1,723	$22,039
Income before income taxes	3,533	432	3,965	2,238	433	2,671
Profit margin	15.9%	24.5%	16.5%	11.0%	25.1%	12.1%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$66,665	$4,508	$71,173	$60,466	$5,264	$65,730
Income before income taxes	11,985	654	12,639	6,298	1,367	7,665
Profit margin	18.0%	14.5%	17.8%	10.4%	26.0%	11.7%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$42,407	$37,818	$4,589	12.1%
Total interest expense	23,320	22,522	798	3.5
Provision for credit losses	2,257	501	1,756	350.5
Net interest income, after provision for credit losses	16,830	14,795	2,035	13.8
Total non-interest income	5,448	5,521	(73)	(1.3)
Total income	22,278	20,316	1,962	9.7
Salaries and employee benefits expense	10,945	10,531	414	3.9
Depreciation and amortization expense	640	642	(2)	(0.3)
All other non-interest expense	7,160	6,905	255	3.7
Income before income taxes	$3,533	$2,238	$1,295	57.9

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,216,173	$2,897,317	$318,856	11.0%

	As of or for the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$116,623	$113,813	$2,810	2.5%
Total interest expense	62,692	67,126	(4,434)	(6.6)
Provision for credit losses	4,110	2,907	1,203	41.4
Net interest income, after provision for credit losses	49,821	43,780	6,041	13.8
Total non-interest income	16,844	16,686	158	0.9
Total income	66,665	60,466	6,199	10.3
Salaries and employee benefits expense	31,706	31,000	706	2.3
Depreciation and amortization expense	1,995	1,884	111	5.9
All other non-interest expense	20,979	21,284	(305)	(1.4)
Income before income taxes	$11,985	$6,298	$5,687	90.3

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,216,173	$2,897,317	$318,856	11.0%
The Wealth Management segment reported Income before income tax of $3.5 million for the three months ended September 30, 2025, compared to $2.2 million for the same period in 2024, as well as Income before income tax of $12.0 million for the nine months ended September 30, 2025, compared to $6.3 million for the same period in 2024. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before taxes for both the three and nine month periods ended September 30, 2025 was driven primarily by an increase in Net interest income, after Provision for credit losses. The increase in Net interest income, after Provision for credit losses, for the both the three and nine months ended September 30, 2025 was primarily driven by increases in net interest margin and average interest-earning assets, partially offset by an increase in Provision for credit losses.

Mortgage

	As of or for the Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest income	$367	$272	$95	34.9%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	367	272	95	34.9
Net gain on mortgage loans	1,394	1,451	(57)	(3.9)
Total income	1,761	1,723	38	2.2
Salaries and employee benefits expense	939	908	31	3.4
Depreciation and amortization expense	5	8	(3)	(37.5)
All other non-interest expense	385	374	11	2.9
Income before income taxes	$432	$433	$(1)	(0.2)

Total assets	$24,251	$14,631	$9,620	65.8%

	As of or for the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$860	$729	$131	18.0%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	860	729	131	18.0
Net gain on mortgage loans	3,648	4,535	(887)	(19.6)
Total income before non-interest expense	4,508	5,264	(756)	(14.4)
Salaries and employee benefits expense	2,677	2,803	(126)	(4.5)
Depreciation and amortization expense	15	25	(10)	(40.0)
All other non-interest expense	1,162	1,069	93	8.7
Income before income taxes	$654	$1,367	$(713)	(52.2)

Total assets	$24,251	$14,631	$9,620	65.8%
The Mortgage segment reported Income before income tax of $0.4 million for the three months ended September 30, 2025, compared to $0.4 million for the same period in 2024, as well as Income before income tax of $0.7 million for the nine months ended September 30, 2025, compared to $1.4 million for the same period in 2024. The decrease in Income before taxes for the nine month period ended September 30, 2025 was primarily driven by a decrease in Net gain on mortgage loans, which was primarily driven by lower origination volume.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$355,639	$237,941	$117,698	49.5%
Available-for-sale debt securities, at fair value (amortized cost of $49,407 and $0, respectively)	49,177	—	49,177	n/a
Held-to-maturity debt securities, net of allowance for credit losses of $71 and $71, (fair value of $93,589 and $68,161), respectively	98,205	75,724	22,481	29.7
Loans (includes $4,208 and $7,283 measured at fair value, respectively)	2,590,846	2,425,565	165,281	6.8
Allowance for credit losses	(20,967)	(18,330)	(2,637)	(14.4)
Loans, net of allowance	2,569,879	2,407,235	162,644	6.8
Loans held for sale, at fair value	—	251	(251)	(100.0)
Mortgage loans held for sale, at fair value	21,806	25,455	(3,649)	(14.3)
Other real estate owned, net	4,389	35,929	(31,540)	(87.8)
Goodwill and other intangible assets, net	31,473	31,627	(154)	(0.5)
Company-owned life insurance	17,299	16,961	338	2.0
Other assets	92,557	87,914	4,643	5.3
Total assets	$3,240,424	$2,919,037	$321,387	11.0

Deposits	$2,848,911	$2,514,209	$334,702	13.3
Borrowings	95,591	109,603	(14,012)	(12.8)
Other liabilities	34,427	42,903	(8,476)	(19.8)
Total liabilities	2,978,929	2,666,715	312,214	11.7
Total shareholders’ equity	261,495	252,322	9,173	3.6
Total liabilities and shareholders’ equity	$3,240,424	$2,919,037	$321,387	11.0
Cash and cash equivalents increased by $117.7 million, or 49.5%, to $355.6 million as of September 30, 2025 compared to December 31, 2024.
Available-for-sale debt securities were $49.2 million as of September 30, 2025, compared to $0.0 as of December 31, 2024. The increase was due to the purchase of mortgage-backed securities (MBS) and collateralized-mortgage obligation (CMO) debt securities in the third quarter of 2025.
Held-to-maturity debt securities increased by $22.5 million, or 29.7%, to $98.2 million as of September 30, 2025 compared to December 31, 2024. The increase was primarily due to the purchase of collateralized-mortgage obligation (CMO) debt securities.
Loans, net of allowance increased by $162.6 million, or 6.8%, to $2.57 billion as of September 30, 2025 compared to December 31, 2024, primarily due to new loan production well diversified across markets and loan types, partially offset by payoffs.
Mortgage loans held for sale decreased $3.6 million, or 14.3%, to $21.8 million as of September 30, 2025 compared to December 31, 2024. The decrease was primarily due to the timing of loan originations and sales.
Other real estate owned, net decreased by $31.5 million as of September 30, 2025 compared to December 31, 2024. The decrease was due to the sale of two OREO properties during the first quarter.
Other assets increased by $4.6 million, or 5.3%, to $92.6 million as of September 30, 2025 compared to December 31, 2024. The increase was primarily due to low-income housing tax credit and investment fund contributions.

Deposits increased $334.7 million, or 13.3%, to $2.85 billion as of September 30, 2025 compared to December 31, 2024, primarily driven by increases in money market deposit accounts, partially offset by a decrease in time deposit accounts. Money market deposit accounts increased $474.7 million, or 31.4%, to $1.99 billion as of September 30, 2025 compared to December 31, 2024. Time deposit accounts decreased $121.9 million, or 25.9%, from December 31, 2024 to $349.5 million as of September 30, 2025. Interest checking accounts decreased $17.5 million, or 12.5%, to $121.9 million from December 31, 2024 to September 30, 2025.
Borrowings decreased $14.0 million, or 12.8%, to $95.6 million as of September 30, 2025 compared to December 31, 2024. The decrease was primarily driven by paying down the Company's FHLB line of credit as a result of deposit growth during the year and $8.0 million of subordinated notes that were redeemed in the first quarter of 2025.
Other liabilities decreased $8.5 million, or 19.8%, to $34.4 million as of September 30, 2025 compared to December 31, 2024. The decrease was primarily due to to payments related to participated non-performing assets resolved and payment of 2024 bonuses in the first quarter of 2025.
Total shareholders’ equity increased $9.2 million, or 3.6%, from December 31, 2024 to $261.5 million as of September 30, 2025. The increase was primarily due to Net income for the year.

Assets Under Management

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Managed Trust Balance as of Beginning of Period	$2,027	$1,936	$2,018	$1,913
New relationships	—	—	5	7
Closed relationships	—	(3)	(1)	(17)
Contributions	8	17	31	29
Withdrawals	(16)	(97)	(181)	(272)
Market change, net	(66)	142	81	335
Ending Balance	$1,953	$1,995	$1,953	$1,995
Yield*	0.17%	0.15%	0.16%	0.17%

Directed Trust Balance as of Beginning of Period	$1,958	$1,734	$1,934	$1,622
New relationships	—	—	—	—
Closed relationships	—	(3)	(4)	(3)
Contributions	95	18	193	95
Withdrawals	(99)	(23)	(187)	(46)
Market change, net	41	342	59	400
Ending Balance	$1,995	$2,068	$1,995	$2,068
Yield*	0.08%	0.11%	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$1,577	$1,591	$1,584	$1,607
New relationships	1	1	11	26
Closed relationships	(2)	(5)	(21)	(24)
Contributions	24	23	51	54
Withdrawals	(55)	(66)	(148)	(203)
Market change, net	75	89	143	173
Ending Balance	$1,620	$1,633	$1,620	$1,633
Yield*	0.73%	0.72%	0.72%	0.75%

Custody Balance as of Beginning of Period	$727	$598	$589	$545
New relationships	—	6	1	8
Closed relationships	—	—	—	(2)
Contributions	10	3	162	136
Withdrawals	(69)	(49)	(126)	(190)
Market change, net	(9)	32	33	93
Ending Balance	$659	$590	$659	$590
Yield*	0.05%	0.05%	0.05%	0.06%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,289	$5,859	$6,125	$5,687
New relationships	1	7	17	41
Closed relationships	(2)	(11)	(26)	(46)
Contributions	137	61	437	314
Withdrawals	(239)	(235)	(642)	(711)
Market change, net	41	605	316	1,001
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,227	$6,286	$6,227	$6,286
Yield*	0.27%	0.28%	0.27%	0.28%

401(k)/Retirement Balance	$1,206	$1,180	$1,206	$1,180
Yield*	0.12%	0.13%	0.12%	0.13%

Total Assets Under Management	$7,433	$7,466	$7,433	$7,466
Yield*	0.25%	0.25%	0.25%	0.26%
______________________________________
*Trust & investment management fees divided by period end balance.

AUM decreased $64.0 million, or 0.9%, during the three months ended September 30, 2025 primarily due to net withdrawals in low fee product categories, partially offset by improved market conditions. For the nine months ended September 30, 2025, AUM increased $112.0 million, or 1.5%, primarily due to improved market conditions, partially offset by net withdrawals.
Debt Securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a third-party pricing service, with unrealized gains and losses excluded from earnings and reported in OCI, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of OCI in shareholders’ equity. As of September 30, 2025, investments in debt securities classified as available-for-sale totaled $49.2 million. As of December 31, 2024, the Company did not have any debt securities classified as available-for-sale.
Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities HTM are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of September 30, 2025 and December 31, 2024, investments in debt securities classified as HTM totaled $98.2 million and $75.7 million.
The following provides information regarding contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security as of September 30, 2025. Weighted average yields are not presented on a taxable equivalent basis.

	Maturities as of September 30, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
GNMA MBS – residential	$—	—%	$—	—%	$—	—%	$9,903	1.03%
FNMA MBS – residential	—	—	—	—	—	—	14,872	1.66
Government CMO and MBS – commercial	—	—	—	—	—	—	24,632	2.70
Total available-for-sale	$—	—%	$—	—%	$—	—%	$49,407	5.39%
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$247	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,997	0.25	19,420	0.93	1,162	0.07
GNMA MBS – residential	—	—	15	*	23	*	27,126	0.69
FNMA MBS – residential	—	—	4,732	0.23	682	0.01	19,224	0.94
Government CMO and MBS – commercial	—	—	240	0.01	1,098	0.03	6,340	0.25
Corporate CMO and MBS	—	—	11	*	6,311	0.32	7,648	0.38
Total held-to-maturity	$—	—%	$9,242	0.50%	$27,534	1.29%	$61,500	2.33%

	Maturities as of December 31, 2024
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. Treasury debt	$—	—%	$246	0.01%	$—	—%	$—	—%
Corporate bonds	—	—	3,995	0.34	19,410	1.20	173	*
GNMA MBS – residential	—	—	35	*	27	*	31,299	1.07
FNMA MBS – residential	—	—	3,137	0.21	812	0.02	8,060	0.37
Government CMO and MBS – commercial	—	—	112	0.01	1,391	0.06	3,573	0.10
Corporate CMO and MBS	—	—	15	*	357	0.03	3,153	0.16
Total held-to-maturity	$—	—%	$7,540	0.57%	$21,997	1.31%	$46,258	1.70%
______________________________________
*Represents percentages that are insignificant.
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label CMO and MBS as well as corporate bonds. The ACL on HTM debt securities was $0.1 million as of September 30, 2025 and December 31, 2024. The ACL on AFS debt securities was $0.0 million as of September 30, 2025 and December 31, 2024.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of September 30, 2025 and December 31, 2024, we had Mortgage loans held for sale of $21.8 million and $25.5 million, respectively, of residential mortgage loans we originated.
As of September 30, 2025 and December 31, 2024, we had loans held for sale of $0.0 million and $0.3 million, respectively. As of September 30, 2025, the Company has $4.2 million in loans accounted for under the fair value option with an unpaid principal balance amount of $4.3 million. As of December 31, 2024, the Company had $7.3 million in loans accounted for under the fair value option with an unpaid principal balance amount of $7.5 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.

The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted:

	September 30,		December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, Securities, and Other	$159,182	6.1%	$119,834	5.0%
Consumer and Other	12,349	0.5	17,482	0.7
Construction and Development	229,852	8.9	314,481	13.0
1-4 Family Residential	1,045,105	40.4	962,901	39.8
Non-Owner Occupied CRE	724,741	28.0	611,239	25.3
Owner Occupied CRE	190,290	7.4	172,019	7.1
Commercial and Industrial	225,119	8.7	220,326	9.1
Loans held for investment at amortized cost	$2,586,638	100.0%	$2,418,282	100.0%
Loans accounted for under the fair value option(1)	4,208		7,283
Total loans held for investment	$2,590,846		$2,425,565
Mortgage loans held for sale, at fair value(2)	$21,806		$25,455
Loans held for sale, at fair value(3)	$—		$251
______________________________________
(1)Includes $4.3 million and $7.5 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $21.4 million and $25.2 million of unpaid principal balance of Mortgage loans held for sale as of September 30, 2025 and December 31, 2024, respectively.
(3)Includes $0.0 million and $0.6 million of principal balance of loans held for sale as of September 30, 2025 and December 31, 2024, respectively.
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

The largest category of the Company’s loan portfolio is CRE. An additional breakdown of the Company’s CRE portfolio follows:

	As of September 30, 2025
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$212,905	$212,905	23.4%
Industrial and warehouse	57,471	146,210	203,681	22.3
Office	56,898	158,437	215,335	23.5
Retail	26,604	60,713	87,317	9.5
Hotel	3,153	58,889	62,042	6.8
Restaurant and entertainment	20,121	10,355	30,476	3.3
Land	2,178	—	2,178	0.2
Other commercial real estate	23,865	77,232	101,097	11.0
Total CRE loan portfolio	$190,290	$724,741	$915,031	100.0%
The following summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of September 30, 2025
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$702,348	76.8%
Arizona	39,431	4.3
Wyoming	49,400	5.4
Montana	51,363	5.6
California	19,520	2.1
Other	52,969	5.8
Total CRE loan portfolio	$915,031	100.0%
The CRE portfolio is comprised of loans made to purchase and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.81 million and $2.47 million with a weighted average loan-to-value ratio (LTV) of 54.4% and 52.9% as of September 30, 2025 and December 31, 2024, respectively.
Due to the recent trends in the banking industry, there has been increased risk associated with commercial real estate loans, including with respect to the higher vulnerability of these credits to pressure as interest rates remain elevated and market conditions in many large metropolitan areas continue to show signs of stress. The Company has limited exposure to the office building sector in central business districts as the office portfolio is generally diversified in suburban markets with strong occupancy levels. The Company maintains a practice of regular and ongoing loan reviews, stress tests, and sensitivity analyses to assess the level of risk in the loan portfolio. Loan reviews include monitoring past due rates, non-performing trends, concentrations, LTVs, among other qualitative factors. The Company believes its credit policies are robust and are updated as needed to meet the strategic and risk mitigation goals of the company.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of September 30, 2025
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$68,230	$87,919	$2,377	$656	$159,182
Consumer and Other	6,425	4,855	—	1,069	12,349
Construction and Development	154,407	74,350	111	984	229,852
1-4 Family Residential	115,387	128,721	36,243	764,754	1,045,105
Non-Owner Occupied CRE	172,113	479,645	65,595	7,388	724,741
Owner Occupied CRE	24,133	107,838	51,040	7,279	190,290
Commercial and Industrial	88,534	103,405	33,180	—	225,119
Total loans	$629,229	$986,733	$188,546	$782,130	$2,586,638
Loans accounted for under the fair value option(1)	296	3,912	—	—	4,208
Total loans	$629,525	$990,645	$188,546	$782,130	$2,590,846
Amounts with fixed rates	264,053	630,310	92,924	25,321	1,012,608
Amounts with floating rates	365,472	360,335	95,622	756,809	1,578,238
Total loans	$629,525	$990,645	$188,546	$782,130	$2,590,846

	As of December 31, 2024
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, Securities, and Other	$40,409	$76,386	$2,376	$663	$119,834
Consumer and Other	10,129	5,430	712	1,211	17,482
Construction and Development	120,043	187,101	124	7,213	314,481
1-4 Family Residential	99,641	141,450	26,106	695,704	962,901
Non-Owner Occupied CRE	123,471	403,385	71,889	12,494	611,239
Owner Occupied CRE	11,903	97,600	54,942	7,574	172,019
Commercial and Industrial	91,564	84,459	44,303	—	220,326
Total loans	$497,160	$995,811	$200,452	$724,859	$2,418,282
Loans accounted for under the fair value option(1)	257	6,895	131	—	7,283
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
Amounts with fixed rates	220,192	650,979	100,903	31,371	1,003,445
Amounts with floating rates	277,225	351,727	99,680	693,488	1,422,120
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
______________________________________
(1)Loans accounted for under the fair value option are disclosed at fair value rather than amortized cost.

Loan Modifications
GAAP requires that certain types of loan modifications to borrowers experiencing financial difficulty be reported and include the following; (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. Each modified loan is separately negotiated with the borrower and includes terms and conditions that reflect the borrower’s prospective ability to service their obligations as modified. Such loans at September 30, 2025 had an amortized cost of $1.1 million. For additional information on loan modifications, see Note 4 – Loans and the Allowance For Credit Losses.
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
OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During the first quarter of 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of September 30, 2025 and December 31, 2024, OREO properties had carrying amounts of $4.4 million and $35.9 million, respectively.
The Company reversed $0.1 million and $0.6 million of interest on non-accrual loans during the three months ended September 30, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $0.6 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. The Company reversed $0.1 million and $0.7 million of interest on non-accrual loans during the nine months ended September 30, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $1.8 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively.
We had amortized cost of $22.5 million and $48.7 million in non-performing assets as of September 30, 2025 and December 31, 2024, respectively. The decrease in non-performing assets was primarily due to the sale of two OREO properties, partially offset by additions to non-accrual loans.
The following presents the amortized cost basis of non-performing assets as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans by category
Cash, Securities, and Other	$1,704	$1,704
1-4 Family Residential	850	—
Commercial and Industrial	15,591	11,048
Total non-accrual loans	18,145	12,752
OREO(1)	4,389	35,929
Total non-performing assets	$22,534	$48,681
Non-accrual loans to total loans(2)	0.70%	0.53%
Non-performing assets to total assets	0.70%	1.67%
Allowance for credit losses to non-accrual loans	115.55%	143.74%
Accruing loans 90 or more days past due	$1,045	$—
______________________________________
(1) Held at the lower of cost or fair value as described in Note 12.
(2) Excludes Mortgage loans held for sale of $21.8 million and $25.5 million as of September 30, 2025 and December 31, 2024, respectively. Excludes $4.2 million and $7.3 million of loans held for investment accounted for under the fair value option as of September 30, 2025 and December 31, 2024, respectively.

Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of September 30, 2025
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$157,478	$—	$1,704	$—	$—	$159,182
Consumer and Other(1)	12,349	—	—	—	4,208	16,557
Construction and Development	215,362	13,506	984	—	—	229,852
1-4 Family Residential	1,040,931	2,916	1,258	—	—	1,045,105
Non-Owner Occupied CRE	679,279	—	45,462	—	—	724,741
Owner Occupied CRE	189,245	—	1,045	—	—	190,290
Commercial and Industrial	193,795	—	31,324	—	—	225,119
Total	$2,488,439	$16,422	$81,777	$—	$4,208	$2,590,846

	As of December 31, 2024
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, Securities, and Other	$118,130	$—	$1,704	$—	$—	$119,834
Consumer and Other(1)	17,482	—	—	—	7,283	24,765
Construction and Development	310,196	—	4,285	—	—	314,481
1-4 Family Residential	962,901	—	—	—	—	962,901
Non-Owner Occupied CRE	611,239	—	—	—	—	611,239
Owner Occupied CRE	169,573	—	2,446	—	—	172,019
Commercial and Industrial	192,484	9,120	18,722	—	—	220,326
Total	$2,382,005	$9,120	$27,157	$—	$7,283	$2,425,565
______________________________________
(1)Includes $4.2 million and $7.3 million of loans held for investment accounted for under fair value option as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, non-accrual loans of $18.1 million and $12.8 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The ACL for loans represents Management’s best estimate of CECL on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; HPI, GDP, and national unemployment. The ACL increased $2.6 million during the nine months ended September 30, 2025. The ACL on pooled loans was $17.0 million and $18.0 million as of September 30, 2025 and December 31, 2024, respectively. The $1.0 million release of provision on pooled loans for the nine months ended September 30, 2025 was primarily due to favorable mix shifts within our portfolio, partially offset by loan growth. The ACL on individually analyzed loans was $4.0 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively. The $3.6 million provision on individually analyzed loans for the nine months ended September 30, 2025 was primarily due to the addition of individually analyzed loans with collateral shortfalls.

The following presents summary information regarding our allowance for credit losses during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Average loans outstanding(1)(2)	$2,562,960	$2,429,927	$2,471,970	$2,454,631
Total loans outstanding at end of period(3)	$2,586,638	$2,374,553	$2,586,638	$2,374,553
Allowance for credit losses at beginning of period	$18,994	$27,319	$18,330	$23,931
Provision for credit losses	2,232	796	4,118	4,175
Charge-offs:
Consumer and Other	—	(4)	—	(30)
Commercial and Industrial	(430)	(9,336)	(1,690)	(9,336)
Total charge-offs	(430)	(9,340)	(1,690)	(9,366)
Recoveries:
Consumer and Other	1	4	24	27
1-4 Family Residential	6	1	13	7
Commercial and Industrial	164	16	172	22
Total recoveries	171	21	209	56
Net charge-offs	(259)	(9,319)	(1,481)	(9,310)
Allowance for credit losses at end of period	$20,967	$18,796	$20,967	$18,796
Allowance for credit losses to total loans	0.81%	0.79%	0.81%	0.79%
Net charge-offs to average loans	0.01	0.38	0.06	0.38
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $26.0 million and $18.4 million for the three months ended September 30, 2025 and 2024, respectively, and $19.5 million and $15.2 million for the nine months ended September 30, 2025 and 2024, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $4.8 million and $9.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.8 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)Excludes Mortgage loans held for sale of $21.8 million and $12.3 million as of September 30, 2025 and 2024, respectively. Excludes $4.2 million and $8.6 million of loans held for investment accounted for under the fair value option as of September 30, 2025 and 2024, respectively.
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

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, Securities, and Other	$1,137	6.1%	$410	5.0%
Consumer and Other	186	0.5	185	0.7
Construction and Development	2,164	8.9	5,184	13.0
1-4 Family Residential	5,804	40.4	5,200	39.8
Non-Owner Occupied CRE	3,939	28.0	4,340	25.3
Owner Occupied CRE	725	7.4	654	7.1
Commercial and Industrial	7,012	8.7	2,357	9.1
Total allowance for credit losses	$20,967	100.0%	$18,330	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposures
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of September 30, 2025 and determined an ACL of $0.7 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of September 30, 2025 were $3.5 million, an increase of $0.4 million, or 13.7%, from December 31, 2024.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $334.7 million, or 13.3%, to $2.85 billion as of September 30, 2025, from December 31, 2024. Total average deposits for the three months ended September 30, 2025 were $2.77 billion, an increase of $369.0 million, or 15.4%, compared to $2.40 billion for the three months September 30, 2024. Total average deposits for the nine months ended September 30, 2025 were $2.54 billion, an increase of $120.0 million, or 5.0%, compared to $2.42 billion for the nine months ended September 30, 2024. The increase in average deposits for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were driven primarily by increases in money market deposit accounts, partially offset by decreases in time deposit accounts and Noninterest-bearing deposit accounts.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Month Period Ending September 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,927,764	3.77%	$1,334,760	4.30%
Interest checking accounts	121,434	0.20	131,090	0.36
Uninsured time deposits	67,309	4.05	62,966	4.57
Other time deposits	292,809	4.24	463,629	5.05
Total time deposits	360,118	4.20	526,595	4.99
Savings accounts	12,861	0.08	14,820	0.10
Total interest-bearing deposits	2,422,177	3.63	2,007,265	4.19
Noninterest-bearing accounts	349,839		395,755
Total deposits	$2,772,016	3.17	$2,403,020	3.50

	For the Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,670,323	3.72%	$1,358,943	4.31%
Interest checking accounts	129,786	0.20	136,640	0.34
Uninsured time deposits	60,963	4.13	62,669	4.53
Other time deposits	313,622	4.43	431,617	5.03
Total time deposits	374,585	4.38	494,286	4.96
Savings accounts	13,271	0.08	15,871	0.09
Total interest-bearing deposits	2,187,965	3.60	2,005,740	4.17
Noninterest-bearing accounts	355,332		418,235
Total deposits	$2,543,297	3.10	$2,423,975	3.45

Average Noninterest-bearing deposits to average Total deposits was 12.6% and 16.5% for the three months ended September 30, 2025 and 2024, respectively, and 14.0% and 17.3% for the nine months ended September 30, 2025 and 2024, respectively.
Our average cost of deposits was 3.17% and 3.50% for the three months ended September 30, 2025 and 2024, respectively, and 3.10% and 3.45% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cost of deposits was primarily driven the lower interest rate environment.
Total money market accounts as of September 30, 2025 were $1.99 billion, an increase of $474.7 million, or 31.4%, compared to December 31, 2024. Interest checking accounts decreased $17.5 million, or 12.5%, to $121.9 million compared to December 31, 2024.
Total time deposits as of September 30, 2025 were $349.5 million, a decrease of $121.9 million, or 25.9%, from December 31, 2024.
The following presents the amount of certificates of deposit by time remaining until maturity as of September 30, 2025:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$25,967	$11,544	$22,973	$6,660	$67,144
Other	70,925	106,236	59,729	45,499	282,389
Total	$96,892	$117,780	$82,702	$52,159	$349,533
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of September 30, 2025 and December 31, 2024, borrowings totaled $95.6 million and $109.6 million, respectively.
The decrease in borrowings as of September 30, 2025 compared to December 31, 2024 was primarily driven by paying down the Company's FHLB line of credit as a result of deposit growth during the year and $8.0 million of subordinated notes that were redeemed in the first quarter of 2025.
The following presents balances of each of the borrowing facilities as of the dates noted:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Borrowings
FHLB borrowings	$50,000	$55,000
Federal Reserve borrowings	867	2,038
Subordinated notes	44,724	52,565
Total	$95,591	$109,603
FHLB
The following presents additional information on our FHLB borrowings:

As of or for the Nine Months Ended September 30,
(dollars in thousands)	2025
Short-term borrowings
Maximum outstanding at any month-end during the period	$162,131
Balance outstanding at end of period	$50,000
Average outstanding during the period	$57,993
Average interest rate during the period	4.48%
Average interest rate at the end of the period	4.28%
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of September 30, 2025 and December 31, 2024, the Company was in compliance with the covenant requirements.

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
The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	11.07%	14.10%	12.08%	14.78%
Interest-bearing	76.62	71.51	74.35	70.87
FHLB and Federal Reserve borrowings	1.62	2.23	2.02	2.61
Subordinated notes	1.41	1.87	1.61	1.85
Other liabilities	1.08	1.43	1.23	1.14
Shareholders’ equity	8.20	8.86	8.71	8.75
Total	100.00%	100.00%	100.00%	100.00%
Uses of Funds:
Total loans	80.55%	85.95%	83.52%	86.25%
Investment securities	4.02	2.81	3.27	2.70
Correspondent bank stock	0.24	0.22	0.23	0.18
Mortgage loans held for sale	0.82	0.66	0.66	0.54
Interest-bearing deposits in other financial institutions	9.75	4.62	7.17	5.28
Noninterest-earning assets	4.62	5.74	5.15	5.05
Total	100.00%	100.00%	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	12.62%	16.47%	13.97%	17.25%
Average loans to total average deposits	92.46	101.12	97.20	101.26
Average interest-bearing deposits to total average deposits	87.38	83.53	86.03	82.75
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

Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of September 30, 2025 and December 31, 2024, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
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
The following presents future contractual obligations to make future payments during the periods presented:

	As of September 30, 2025
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years		Total
FHLB and Federal Reserve	$50,867	$—	$—	$—		$50,867
Subordinated notes	—	—	—	44,724	(1)	44,724
Time deposits	297,374	50,215	1,944	—		349,533
Minimum lease payments	1,845	3,667	6,276	14,813		26,601
Total	$350,086	$53,882	$8,220	$59,537		$471,725
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

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a parallel ramp scenario:

Change in Interest Rates (Basis Points)	As of September 30, 2025		As of December 31, 2024
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	14.54%	0.56%	0.94%	(8.37)%
100	9.20	2.01	2.51	(2.30)
Base	—	—	—	—
-100	(1.07)	1.89	5.11	6.94
-200	7.26	(6.37)	16.86	2.97
The model simulations as of September 30, 2025 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
July 1, 2025 through July 31, 2025	—		—	—	$5,000,000
August 1, 2025 through August 31, 2025	17,394	(1)	$21.49	13,946	4,698,690
September 1, 2025 through September 30, 2025	—		—	—	4,698,690
______________________________________
(1) 3,448 shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $21.00. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company. 13,946 shares relate to shares repurchased as part of the 2025 Repurchase plan. They were purchased at an average price paid per share of $21.61.
(2) These shares relate to the 2025 Repurchase Plan. Refer to Note 9 - Shareholders' Equity for further information.
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

First Western Financial, Inc.

October 31, 2025	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

October 31, 2025	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer