Form 10-K
period 2025-12-31
First Western Financial Inc
filed 2026-02-27
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-K
____________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on the NASDAQ Global Select Market, was approximately $176.4 million.
The number of shares of the registrant’s common stock outstanding as of February 25, 2026 was 9,735,091.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.
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

ABBREVIATIONS/ACRONYMS
The abbreviations and acronyms identified in alphabetical order below are used throughout this Annual Report on Form 10-K:

ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-Sale	FHLB	Federal Home Loan Bank
AI	Artificial Intelligence	FinCEN	Financial Crimes Enforcement Network
ALCO	Asset and Liability Committee	FNMA	Federal National Mortgage Association
AML Act	Anti-Money Laundering Act of 2020	FRB	Federal Reserve Bank
ASC	Accounting Standards Codification	FSC	Forward Sale Commitments
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles in the United States of America
AUM	Assets Under Management	GDP	Gross Domestic Product
Bank	First Western Trust Bank	GNMA	Government National Mortgage Association
BBW	Banker's Bank of the West	HPI	Housing Price Index
bp or bps	Basis Point(s)	HTM	Held-to-Maturity
BSA	Bank Secrecy Act	IRLC	Interest Rate Lock Commitments
CDB	Colorado Division of Banking	ITC	Investment Tax Credit
CECL	Current Expected Credit Losses	LIHTC	Low-Income Housing Tax Credit
CET1	Equity Tier 1 Capital	MBS	Mortgage-Backed Securities
CFPB	Consumer Financial Protection Bureau	MSLP	Main Street Lending Program
CODM	Chief Operating Decision Maker	OCC	Office of the Comptroller of the Currency
Company, FWFI	First Western Financial, Inc.	OCI	Other Comprehensive Income
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act of 1977	PCAOB	Public Company Accounting Oversight Board (United States)
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	Small Business Administration
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financial Rate
FDIA	Federal Deposit Insurance Act

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
•attracting and retaining clients, including our largest trust clients;
•competition from other banks, financial institutions, and wealth and investment management firms;
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
•unforeseen or catastrophic events, including public health crises, wars, terrorist attacks, extreme weather events or other natural disasters;
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

PART I
Item 1: Business
Our Company
First Western Financial, Inc. is a financial holding company headquartered in Denver, Colorado. We provide a fully integrated suite of wealth management services on our private trust bank platform, which includes a comprehensive selection of deposit, loan, trust, wealth planning and investment management products and services. We believe our integrated business model distinguishes us from other banks and non-bank financial services companies in the markets in which we operate. As of December 31, 2025, we provided fiduciary and advisory services on $7.28 billion of trust and investment management assets (AUM), and we had total assets of $3.15 billion, total loans excluding mortgage loans held for sale of $2.65 billion, total deposits of $2.75 billion, and total shareholders’ equity of $265.6 million.
Our mission is to be the best private bank for the Western wealth management client. We believe that the "Western wealth management client" shares our entrepreneurial spirit and values our sophisticated, high-touch integrated financial services that are tailored to meet their specific needs. Our target clients include successful entrepreneurs, professionals and other high net worth individuals or families, along with their businesses and philanthropic organizations. We offer our services through a branded network of boutique private trust bank offices, loan production offices, and trust offices, which we believe are strategically located in affluent and high-growth markets in nineteen locations across Colorado, Arizona, Wyoming, Montana, and California.
We generate a significant portion of our revenues from non-interest income, which we produce from our trust, investment management, and other advisory services as well as through the origination and sale of mortgage loans. The balance of our revenue is generated from net interest income, which we derive from our traditional banking products and services. For the year ended December 31, 2025, Total non-interest income was $26.6 million or 27.4% of Total income before non-interest expense and Net interest income, before Provision for credit losses, was $75.4 million, or 77.8% of Total income before Non-interest expense.
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
Our commercial lending products include commercial loans, business term loans and lines of credit to a diversified mix of small and midsized businesses. We offer both owner occupied and non-owner occupied commercial real estate (CRE) loans, as well as construction loans.
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

As of December 31, 2025, our loan portfolio contained a balanced and diverse mix of loans, as shown below:

Gross Loans(1)
(1) Gross loans excludes $3.2 million in consumer and other loans accounted for under the fair value option.
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
1-4 Family Residential. Our 1-4 family residential loan portfolio consists of loans and home equity lines of credit secured by 1-4 family residential properties. These loans typically enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. In addition, some borrowers secure a commercial purpose loan with 1-4 family residential properties. As of December 31, 2025, 1-4 family residential loans were $1.03 billion, or 39.1% of our total loan portfolio, consisting of $123.6 million and $910.1 million of fixed-rate and adjustable-rate loans, respectively. While we typically originate loans with adjustable rates and maturities up to 30 years, as of December 31, 2025, the average term on our 1-4 family portfolio was 23.6 years with an average remaining term of 20.3 years. Such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan.
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
Cash, securities and other. Our cash, securities and other loan portfolio consists of consumer and commercial purpose loans, which are primarily secured by securities managed and under custody with us, cash on deposit with us or life insurance policies. As of December 31, 2025, loans secured with cash, marketable securities and other were $164.7 million, or 6.3% of our total loan portfolio. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. PPP loans that are fully guaranteed by the SBA are classified within this line item.
Consumer and other. Our consumer and other loan portfolio consists of unsecured consumer loans. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $3.2 million as of December 31, 2025. Consumer and other loans were $19.6 million, or 0.7% of our loan portfolio, excluding $3.2 million in consumer and other loans accounted for under the fair value option. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment.
Commercial and industrial. We originate commercial and industrial loans, including working capital lines of credit, permanent working capital term loans, business asset loans, acquisition, expansion and development loans, and other loan products, primarily in our target markets. These loans are underwritten on the basis of the borrower’s ability to service the debt from income, with maturities tied to the underlying life of the collateral. We generally take a lien on all business assets, including, among other things, accounts receivable, inventory, equipment, available real estate, and generally obtain a personal guaranty of the principal(s). Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years. Fixed-rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, including periodic interest rate resets. As of December 31, 2025, commercial and industrial loans were $225.3 million, or 8.5% of our total loan portfolio. The average maturity on our commercial and industrial portfolio was 5.2 years with an average remaining term of 2.3 years. This portfolio primarily consists of term loans and lines of credit which are mostly dependent on the strength of the industries of the related borrowers and the success of their businesses.
Commercial real estate, Owner occupied and Non-owner occupied. We originate commercial loans collateralized by real estate. These loans may be collateralized by owner occupied or non-owner occupied real estate, as well as multi-family residential real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guaranty from responsible parties who have outside cash flows, experience and/or other assets. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. Loan amounts generally do not exceed 80% or 75% of the property’s appraised value for owner occupied and non-owner occupied respectively. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, are required by policy to have a minimum annual cash flow to debt service ratio of 2.0x. We require independent appraisals or evaluations from a list of approved appraisers on all loans secured by commercial real estate. As of December 31, 2025, owner occupied commercial real estate loans were $204.1 million, or 7.7% of our total loan portfolio, and non-owner occupied commercial real estate loans were $809.9 million, or 30.6% of our total loan portfolio. These loans are primarily dependent on the strength of the industries of the related borrowers and the success of their businesses.
Construction and development. We originate loans to finance the construction of residential and non-residential properties. Construction and development loans are generally collateralized by first liens on real estate as well as financial guarantees from the borrower and usually have floating interest rates. Our construction and development loans typically have maturities of up to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor, and are typically structured with an interest only construction period. These loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility with the terms and characteristics in line with other commercial real estate loans we hold in our portfolio. As of December 31, 2025, construction and development loans were $189.1 million, or 7.1% of our total loan portfolio.

Concentrations. Most of our lending activity and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California, as approximately 83.0% of the loans in our loan portfolio as of December 31, 2025 were made to borrowers who live in or conduct business in those states. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Colorado, Arizona, Wyoming, Montana, and California. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. As of December 31, 2025, management believes the allowance for credit losses is adequate to absorb losses in our loan portfolio.
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
Managing credit risk is an enterprise-wide process. Our strategy for credit risk management includes well-defined central credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes. Our processes emphasize early stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Executive Director, Banking and Mortgages, together with our central underwriting, credit administration and loan operations teams, provides credit oversight. We periodically review all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans.
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
For liquidity purposes, the Bank occasionally uses brokered deposits. As of December 31, 2025 and 2024, we had brokered deposits of $115.8 million and $134.5 million, respectively.
We have experienced banking and business development teams who we believe provide superior client service, creative cash management solutions and competitive pricing to market our depository products and services. As of December 31, 2025, total deposits were $2.75 billion, an increase of $232 million, or 9.2%, compared to $2.51 billion as of December 31, 2024.
As of December 31, 2025, our deposit portfolio contained a diverse mix of deposits, as shown below:

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
We also have experienced portfolio managers and business development teams in our profit centers who provide high-touch, tailored solutions that we believe further exemplifies our superior client service. These local teams have personal and professional networks and relationships with centers of influence to market our wealth advisory products and services. As of December 31, 2025, total AUM was $7.28 billion, a decrease of $43.0 million, or 0.6%, compared to $7.32 billion as of December 31, 2024.
As of December 31, 2025, we provided fiduciary and advisory services on $7.28 billion of trust and investment management assets, as shown below:

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
•Our investment platform is controlled by our central investment research group, which has a strong research focus and includes many associates who have Chartered Financial Analyst designations, with oversight by our Executive Director, Wealth and Fiduciary and our Investment Policy Committee.

•Operational support for these profit center and product group teams is provided by our central trust and investment management support center team.
Investment Activities
The primary objectives of our Bank portfolio investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. As of December 31, 2025, the carrying value of our investment portfolio totaled $140.6 million with an average yield of 4.2%.
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies, corporate or sponsored entities, including mortgage-backed securities, collateralized mortgage obligations, subordinated debt bonds, and mutual funds. We participate in the Mortgage Partnership Finance Program (MPF) and are required to maintain an investment in Federal Home Loan Bank of Topeka (FHLB) stock, for which the investment is based on the level of our FHLB credit obligations. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy. Our Asset and Liability Committee (ALCO) and management are responsible for implementation of the investment policy and monitoring of our investment performance. Our ALCO and management review the status of our investment portfolio at least ten times per year.
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

Enterprise Risk Management
We place significant emphasis on our holistic approach to integrated risk management that provides oversight, control, and discipline to support strategic initiative and business objectives and to promote a risk-aware culture. We utilize the COSO 2017 ERM Framework to govern the process of anticipating, identifying, assessing, managing, optimizing, and monitoring risks within the organization. Our Enterprise Risk Management (ERM) Committee oversees our ERM program. This group contains key members of management including the Chief Operating Officer, Chief Financial Officer, Executive Director Legal and Governance, and the Executive Director Risk, Human Capital, and Operations. In order to carry out the ERM program, we have developed the following objectives to:
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
Human Capital Overview
As of December 31, 2025, we had 320 associates. We strive to recruit and retain team-oriented, respectful, problem solvers. We serve our internal team with the same approach we serve our clients, with an adaptive, entrepreneurial spirit. We take advantage of new opportunities, and encourage our team to explore new processes, products, and services to improve First Western. Associates are our trusted partners both within their teams and with our clients as we build a partnership for generations to come.
We strive to be a high performing financial institution producing consistent, strong financial results, coming from a well-executed strategy. It is our belief that this can only be accomplished by a well-run organization of outstanding, motivated, engaged and supported associates. Internally, we call this a “People First” mind-set and over the last several years have focused on building upon the foundational elements of this strategy. Those elements include an internally developed manager training program designed to train our managers to be great bosses in support of a culture of learning, collaboration, growth and development. We provide meaningful work for our associates by connecting their role to the Company’s mission and vision as well as simplifying and streamlining repetitive tasks to make work more interesting and value added. We are building role-based development opportunities and accountabilities into each role so that throughout the associates lifecycle there is opportunity to master skills and pursue professional and personal growth. People First is also about building connection and community with the Company. We believe the benefits of being part of our Company means you are appreciated and valued, you can build meaningful relationships, and have a sense of mutual accountability.

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
Compensation and Benefits
We offer a total rewards program to attract and retain team-oriented, respectful, problem solvers who have a growth mindset. Our compensation program includes competitive salary/hourly pay and incentive pay in the form of quarterly bonuses and annual stock awards to officers and certain members of the management team. We have significant insider ownership and the Board of Directors has approved stock ownership guidelines applicable to our executive officers and other key position holders to further align management and shareholder interests. In addition, the Company offers a 401(k) Plan with an employer matching contribution. Further, we offer a number of healthcare and insurance options, health savings accounts, paid time off, and paid family leave time for all associates.
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
Growth mindset – First Westerns have a growth mindset and entrepreneurial spirit. We are always looking for ways to grow profitably. When our world changes, we adapt and take advantage of new opportunities through continual improvement.

Available Information
The Company files reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Electronic copies of our SEC filings are available to the public at the SEC’s website at https://www.sec.gov. You may also obtain copies of our annual, quarterly and special reports, proxy statements and certain other information filed by the Company with the SEC, as well as amendments thereto, free of charge from the Company’s website, https://myfw.gcs-web.com/investor-relations. These documents are posted to our website after we have filed them with the SEC. Our corporate governance guidelines, including our code of business conduct and ethics applicable to all of our associates, officers and directors, as well as the charters of our audit committee, compensation committee and corporate governance and nominating committee are available at https://myfw.gcs-web.com/investor-relations. The foregoing information is also available in print to any shareholder who requests it from the Company. Except as explicitly provided, information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.
Supervision and Regulation
The U.S. banking industry is highly regulated under federal and state law. Banking laws, regulations, and policies affect the operations of the Company and its subsidiaries. Investors should understand that the primary objective of the U.S. bank regulatory regime is the protection of depositors, the Deposit Insurance Fund (DIF), and the banking system as a whole, not the protection of the Company’s shareholders.
As a bank holding company, we are subject to inspection, examination, supervision, and regulation by the Board of Governors of the Federal Reserve System (Federal Reserve). The Bank, which is our subsidiary, is a Colorado-chartered commercial bank and is not a member of the Federal Reserve System (a "state nonmember bank"). As such, the Bank is subject to regulation, supervision, and examination by both the Colorado Division of Banking (CDB) and the Federal Deposit Insurance Corporation (FDIC). In addition, we expect that any additional businesses that we may invest in or acquire will be regulated by various state and/or federal banking regulators.
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
Regulatory Capital
The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision, or Basel Committee. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III Rules) have been fully phased in. The Basel III Rules require banks and bank holding companies, including the Company and the Bank, to maintain minimum capital amounts and ratios. These ratios are common equity Tier 1 capital (CET1), Tier 1 capital and total capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations).

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
The federal bank regulators have modified certain aspects of the Basel III Capital Rules since the rules were initially published, and additional modifications may be made in the future. In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (commonly referred to as Basel IV). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards were generally effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. On September 9, 2022, the U.S. federal banking regulators announced their intent to revise regulatory capital requirements to align them with the regulatory capital standards that were finalized by the Basel Committee in December 2017. On July 27, 2023, the OCC, Federal Reserve, and FDIC jointly released a Notice of Proposed Rulemaking that would implement the Basel III revisions for large banking organizations; however, a final rule has not yet been issued. In addition, the U.S. federal banking regulators stated that Community banking organizations would not be impacted by the proposal. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
In accordance with the Economic Growth, Regulatory Relief, and Consumer Protection Act (Regulatory Relief Act), discussed below, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage capital ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed "qualifying community banking organizations" and are eligible to opt into the community bank leverage ratio framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage capital ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III Capital Rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulators prompt corrective action rules, discussed below. The Company and the Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if determined to be possible and advantageous.

Regulation of the Company
The Bank Holding Company Act of 1956, as amended (BHC Act), and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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
Status as a Financial Holding Company. Under the BHC Act, a bank holding company may file an election with the Federal Reserve to be treated as a financial holding company and engage in an expanded list of financial activities. The election must be accompanied by a certification that all of the company’s insured depository institution subsidiaries are "well capitalized" and "well managed." Additionally, the Community Reinvestment Act of 1977 (CRA) rating of each subsidiary bank must be satisfactory or better. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the prerequisites for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. The Company filed an election and became a financial holding company in 2006.
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
Acquisitions. The BHC Act, Section 18(c) of the Federal Deposit Insurance Act, as amended (FDIA), the Colorado Banking Code and other federal and state statutes regulate acquisitions of commercial banks and their holding companies. The BHC Act generally limits acquisitions by bank holding companies to commercial banks and companies engaged in activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) acquiring more than 5% of the voting stock of any bank or other bank holding company; (ii) acquiring all or substantially all of the assets of any bank or bank holding company; or (iii) merging or consolidating with any other bank holding company.

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
The Company is also subject to the Change in Bank Control Act of 1978 (Control Act) and related Federal Reserve regulations, which provide that any person who proposes to acquire at least 10% (but less than 25%) of any class of a bank holding company’s voting securities is presumed to control the company (unless the company is not publicly held or some other shareholder owns a greater percentage of voting stock). Any person who would be presumed to acquire control or who proposes to acquire control of 25% or more of any class of a bank holding company’s voting securities, or who proposes to acquire actual control, must provide the Federal Reserve with at least 60 days’ prior written notice of the acquisition. The Federal Reserve may disapprove a proposed acquisition if: (i) it would result in adverse competitive effects; (ii) the financial condition of the acquiring person might jeopardize the target institution’s financial stability or prejudice the interests of depositors; (iii) the competence, experience or integrity of any acquiring person indicates that the proposed acquisition would not be in the best interests of the depositors or the public; or (iv) the acquiring person fails to provide all of the information required by the Federal Reserve. Any proposed acquisition of the voting securities of a bank holding company that is subject to approval under the BHC Act is not subject to the Control Act notice requirements. Any company that proposes to acquire "control," as those terms are defined in the BHC Act and Federal Reserve regulations, of a bank holding company or to acquire 25% or more of any class of voting securities of a bank holding company would be required to seek the Federal Reserve’s prior approval under the BHC Act to become a bank holding company.
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
As of December 31, 2025 and 2024, the Bank exceeded all regulatory minimum capital requirements.
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
As of December 31, 2025 and 2024, the Bank qualified as "well capitalized" under the prompt corrective action rules.
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
Notwithstanding ongoing legal, budgetary, and structural challenges affecting the Consumer Financial Protection Bureau (CFPB), the CFPB remains an active federal regulatory agency with continuing supervisory and enforcement authority and retains its broad rulemaking authority for a wide range of consumer financial laws that apply to all banks. The CFPB is authorized to issue rules for both bank and non-bank companies that offer consumer financial products and services, subject to consultation with the prudential banking regulators. In general, however, banks with assets of $10 billion or less, such as the Bank, will continue to be examined for consumer compliance by their primary federal bank regulator.

Much of the CFPB’s rulemaking has focused on mortgage lending and servicing, including an important rule requiring lenders to ensure that prospective buyers have the ability to repay their mortgages. Other areas of CFPB focus include consumer protections for prepaid cards, payday lending, debt collection, overdraft services and privacy notices. The CFPB has been particularly active in issuing rules and guidelines concerning residential mortgage lending and servicing, issuing numerous rules and guidance related to residential mortgages. Perhaps the most significant of these guidelines is the "Ability-to-Repay and Qualified Mortgage Standards under the Truth in Lending Act" portions of Regulation Z. Under the Dodd-Frank Act, creditors must make a reasonable and good faith determination, based on verified and documented information, that the consumer has a reasonable "ability to repay" a residential mortgage according to its terms. There is a statutory presumption of compliance with this requirement for mortgages that meet the requirements to be deemed "qualified mortgages." The CFPB rule defines the key threshold terms "ability to repay" and "qualified mortgage."
The CFPB has actively issued enforcement actions against both large and small entities and to entities across the entire financial service industry. The CFPB has relied upon "unfair, deceptive, or abusive acts" prohibitions as its primary enforcement tool. However, the CFPB and Department of Justice (DOJ) continue to be focused on fair lending in taking enforcement actions against banks with renewed emphasis on alleged "redlining" practices. Failure to comply with these laws and regulations could give rise to regulatory sanctions, client rescission rights, actions by state and local attorneys general and civil or criminal liability.
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
Safety and Soundness Standards. Under the FDIC Improvement Act (FDICIA), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Financial Privacy. In accordance with the Gramm-Leach-Bliley Act of 1999 (GLB Act), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering. Under federal law, including the Bank Secrecy Act and Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing training program; and testing of the program by an independent audit function. Financial institutions are restricted from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence, client identification and recordkeeping, including in their dealings with non-U.S. financial institutions and non-U.S. clients. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s anti-money laundering compliance when considering regulatory applications filed by the institution, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Department of the Treasury Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. The Bank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Concentration in Commercial Real Estate Lending (CRE)
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

Interstate Banking and Branching
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1999 (Riegle-Neal Act), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and to certain deposit market-share limitations. Bank holding companies must be well capitalized and well managed, not merely adequately capitalized and adequately managed, in order to acquire a bank located outside of the bank holding company’s home state. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches.
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
Cybersecurity
The Federal Financial Institutions Examination Council (FFIEC) requires financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Further, a financial institution’s management is expected to maintain sufficient business continuity management planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.
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
The FFIEC's examination procedures regarding overall business continuity management (BCM) focus on enterprise-wide approaches that address technology, business operations, testing, and communication strategies critical to the continuity of the business. The BCM procedures describe principles and practices for information technology (IT) and operations designed to achieve safety and soundness, consumer financial protection, and compliance with applicable laws, regulations, and rules. Continued testing, training, and program updates ensure appropriate response to cyber and non-cyber, human and non-human disaster events. While we are compliant with BCM measures, the scope and severity of cyber and non-cyber, human, and non-human disaster events is unpredictable.

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
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs, and many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which its customers are located.
In addition, the SEC requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.
Anti-Money Laundering Act of 2020
On January 1, 2021, Congress enacted the National Defense Authorization Act (NDAA), which included significant reforms to the U.S. anti-money laundering (AML) regime. The NDAA includes the Anti-Money Laundering Act of 2020 (AML Act). The AML Act seeks to strengthen, modernize, and streamline the existing AML regime by promoting innovation, regulatory reform, and industry engagement through forums, such as the Bank Secrecy Act Advisory Group (BSAAG) and FinCEN Exchange. The Act also calls for FinCEN to work closely with regulatory, national security, and law enforcement partners to identify risks and priorities and provide valuable feedback to the financial industry. Some of the key requirements of the AML Act requires FinCEN to: (1) establish standards for the reporting of information on beneficial ownership, build an IT system to collect and secure the data, and create access protocols; (2) establish national anti-money laundering and countering the financing of terrorism priorities; (3) Enhancement of whistleblower provisions to provide for a robust whistleblower program and new anti-retaliation protections; (4) Review, and revise as appropriate, Currency Transaction Report (CTR) and Suspicious Activity Report (SAR) reporting requirements, and other existing Bank Secrecy Act (BSA) regulations and guidance; and (6) require law enforcement reporting to FinCEN on the use of BSA data, and establish procedures for additional feedback between FinCEN and financial institutions on the usefulness of SARs, and semi-annual publication of review of SAR activity and other BSA reports, including threat patterns, trends, and typologies.
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
–We rely on communications, information, operating, and financial control systems technology and related services from third-party service providers, including reliance on cloud-based vendors, and we may suffer an interruption in those systems.
–We may be subject to claims and litigation pertaining to our fiduciary responsibilities.
–Negative developments affecting the banking industry and resulting media coverage have eroded customer confidence in the banking system.
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
–Our business and operations may be adversely affected in numerous and complex ways by external business disruptors in the financial services industry
–The development and use of Artificial Intelligence (AI) presents risks and challenges that may adversely impact the Company’s business.
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
–Our largest trust client accounts for 36.8% of our total assets under management and 4.6% of our total Trust and investment management fees.
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
–Severe weather, natural disasters, acts of war or terrorism, pandemics, and other adverse external events could significantly impact our business and customers.
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
–We face a risk of noncompliance and enforcement action with Anti-Money Laundering and Combating the Financing of Terrorism (AML/CFT) laws and regulations.
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
Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in Colorado, Arizona, Wyoming, Montana, and California. As of December 31, 2025, 83.0% of the loans in our loan portfolio were made to borrowers who live in or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in Colorado, Arizona, Wyoming, Montana, California may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Colorado, Arizona, Wyoming, Montana, and California or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated. This includes a sustained downturn in the oil and gas market, which is important for the general economic health of Colorado in particular. A prolonged period of low oil prices could have a material adverse effect on our results of operations and financial condition.
Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
As of December 31, 2025, approximately $2.23 billion, or 84.2%, of our total loans were loans with real estate as a primary or secondary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full, and (iii) job losses of residential home buyers, which makes it more difficult for these borrowers to fund their loan payments. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios, and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.
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
We rely on communications, information, operating and financial control systems technology and related services from third-party service providers, including reliance on cloud-based vendors, and we may suffer an interruption in those systems.
We also face indirect technology, cybersecurity and operational risks relating to the third parties with whom we do business or upon whom we rely to facilitate or enable our business activities. In addition to clients, the third parties with whom we interact and upon whom we rely include financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors including providers of cloud-based technology solutions and outsourced data hosting or processing services; regulators; providers of critical infrastructure such as internet access and electrical power; and other parties for whom we process transactions. Each of these third parties faces the risk of cyber-attack, information breach or loss, or technology failure. Any such cyber-attack, information breach or loss, or technology failure of a third party could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses. Additionally, interruptions in service and security breaches could damage our reputation, lead existing clients to terminate their business relationships with us, make it more difficult for us to attract new clients and subject us to additional regulatory scrutiny and possibly financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Negative developments affecting the banking industry and resulting media coverage have eroded customer confidence in the banking system.
Any future bank failures or similar events adversely affecting the banking industry may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting the Company's liquidity, capital, results of operations, and stock price.
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
A significant portion of our revenue results from fee-based services related to wealth advisory, private banking, personal trust, investment management, mortgage lending and institutional asset management services to derive revenue. This contrasts with many commercial banks that may rely more heavily on interest-based sources of revenue, such as loans. For the year ended December 31, 2025, non-interest income represented approximately 27.4% of our total income before non-interest expense. The level of these fees is influenced by several factors, including the mix and volume of our assets under custody and administration and our assets under management, the value and type of securities positions held (with respect to assets under custody) and the volume of portfolio transactions, and the types of products and services used by our clients.
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
The credit performance of our loan portfolios significantly affects our financial results and condition. If the current economic environment were to deteriorate, more of our customers may have difficulty in repaying their loans or other obligations which could result in a higher level of credit losses and provision for credit losses. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of lifetime expected credit losses inherent in our various loan and other portfolios carried at amortized cost as well as off-balance sheet credit exposures such as undrawn commitments to lend. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might increase the allowance because of changing economic conditions, including falling home prices and higher unemployment, lower U.S. Gross Domestic Product (GDP) estimates, or other factors. For example, changes in borrower behavior or the regulatory environment also could influence recognition of credit losses in the portfolio and our allowance for credit losses. While we believe that our allowance for credit losses was appropriate at December 31, 2025, there is no assurance that it will be sufficient to cover future credit losses. In the event of a deterioration in economic conditions, we may be required to increase our allowance in future periods, which would reduce our earnings.
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
We depend on checking and savings deposit account balances and other forms of client deposits as our primary source of funding for our lending activities. Our business depends on our ability to maintain and grow a strong deposit base, including our ability to retain our largest trust clients, many of whom are also depositors, which we may not be able to do. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit outflows, increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients, including our trust clients, move money out of bank deposits, into investments or to other financial institutions, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. We also have increased risks from losses of bank deposit clients due to the large deposits we hold from certain clients. For example, as of December 31, 2025, 36.3% of our total deposits consisted of our 10 largest depositors. Loss of any one of these deposit clients would have an outsized impact on our results of operations. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.
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
Our largest trust client accounts for 36.8% of our total assets under management and 4.6% of our total Trust and investment management fees.
As of December 31, 2025, our largest trust client accounted for, in the aggregate, 36.8% of our total assets under management and 4.6% of our total Trust and investment management fees. As a result, a material decrease in the volume of those trust assets by that client could materially reduce our assets under management, which would adversely affect our non-interest income and, therefore, our results of operations.

The success of our business depends on achieving our strategic objectives, including through acquisitions which may not increase our profitability and may adversely affect our future operating results.
Since we commenced our banking business in 2004, we have grown our banking franchise and now have nineteen locations in Colorado, Arizona, Wyoming, Montana, and California including a centralized operations center in downtown Denver. We plan to continue to grow our banking business both organically and through acquisitions of other banks and financial service providers, which may include entry into new markets. However, the implementation of our growth strategy poses a number of risks for us, including that:
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
The preparation of our consolidated financial statements in conformity with GAAP requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment of assets, fair values, intangibles, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. Additionally, the adoption of CECL methodology for determining our allowance for credit losses has increased the complexity, and associated risk, of the analysis and processes relying on management judgment.

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

Severe weather, natural disasters, acts of war or terrorism, pandemics, and other adverse external events could significantly impact our business and customers.
Severe weather, natural disasters, acts of war or terrorism, pandemics, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Furthermore, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, and are subject to changes and increased complexity in regulatory requirements as governments and regulators continue reforms intended to strengthen the stability of the financial system and protect key markets and participants. Any changes in any federal or state banking statute, regulation or governmental policy, including changes which occurred in 2025 and may occur in 2026 and beyond during the current and future administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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
The FDIC and the Federal Reserve have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that is actively involved in commercial real estate lending should perform a risk assessment to identify potential concentrations in commercial real estate lending. A financial institution may have such a concentration if, among other factors: (i) total outstanding loans for construction, land development, and other land represent 100% or more of total risk-based capital (CRE 1 Concentration); or (ii) total outstanding loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm, non-residential properties (excluding loans secured by owner-occupied properties) represent 300% or more of total risk-based capital (CRE 2 Concentration) and the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36-month period. In such an instance, management should employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. As of December 31, 2025, our CRE 1 Concentration level was 64.0% and our CRE 2 Concentration level was 277.2%. We may, at some point, be considered to have a concentration in the future, or our risk management practices may be found to be deficient, which could result in increased reserves and capital costs as well as potential regulatory enforcement action.
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

We face a risk of noncompliance and enforcement action with Anti-Money Laundering and Combating the Financing of Terrorism (AML/CFT) laws and regulations.
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
Such legal and regulatory activities could result in significant penalties and other negative impacts on our businesses and results of operations. At any given time, we can be involved in defending legal and regulatory proceedings and are subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated have increased over the last few years, and the global judicial, regulatory and political environment generally remains hostile to financial institutions. For example, the U.S. Department of Justice (DOJ), conditions the granting of cooperation credit in civil and criminal investigations of corporate wrongdoing on the company involved having provided to investigators all relevant facts relating to the individuals responsible for the alleged misconduct. The complexity of the federal and state regulatory and enforcement regimes in the U.S., means that a single event or issue may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Moreover, U.S. authorities have been increasingly focused on "conduct risk," a term that is used to describe the risks associated with behavior by employees and agents, including third-party vendors, that could harm clients, consumers, investors or the markets, such as failures to safeguard consumers’ and investors’ personal information, failures to identify and manage conflicts of interest and improperly creating, selling and marketing products and services. In addition to increasing compliance risks, this focus on conduct risk could lead to more regulatory or other enforcement proceedings and litigation, including for practices which historically were acceptable but are now receiving greater scrutiny. Further, while we take numerous steps to prevent and detect conduct by employees and agents that could potentially harm clients, investors or the markets, such behavior may not always be deterred or prevented. Banking regulators have also focused on the overall culture of financial services firms. In addition to regulatory restrictions or structural changes that could result from perceived deficiencies in our culture, such focus could also lead to additional regulatory proceedings.
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
As of December 31, 2025, our directors and executive officers beneficially owned an aggregate of 1,265,928 shares, or approximately 13.0% of our shares of common stock. Consequently, our management and Board of Directors may be able to significantly affect our affairs and policies, including the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other shareholders to approve transactions that they may deem to be in the best interests of our Company. The interests of these insiders could conflict with the interests of our other shareholders, including you.
We may issue new debt securities, which would be senior to our common stock and may cause the market price of our common stock to decline.
We have issued $10.0 million aggregate principal amount of subordinated notes due 2030, $15.0 million due 2031, and $20.0 million due 2032. In the future, we may increase our capital resources by making offerings of debt or equity securities, which may include senior or additional subordinated notes, series of preferred shares or common shares. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Future issuances and sales of parity preferred stock, or the perception that such issuances and sales could occur, may also cause prevailing market prices for the series of preferred stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. Further issuances of our common stock could be dilutive to holders of our common stock.

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
ITEM 1B: UNRESOLVED STAFF COMMENTS
None.
ITEM 1C: CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company maintains an information security program (the Program) to identify, assess, and manage material risks to its business, operations, and assets related to cybersecurity threats. The Company leverages recognized security frameworks and guidelines, such as the National Institute of Standards and Technology Cybersecurity Framework and Federal Financial Institution Examination Counsel (FFIEC) guidelines, to organize, assess, and improve the Program. Key components of the Program include, among other things:
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
We also consider cybersecurity-related risks, along with other top risks for the Company, as part of our overall enterprise risk management (ERM) process. Cybersecurity risks are included in the risk universe that the ERM function evaluates, with input from information security subject matter experts at the Company, to assess top risks to the enterprise. The ERM process provides input into our strategic planning process, such as development of action plans to address and mitigate identified risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of previously identified cybersecurity incidents, that have materially affected the Company, including our operations, or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material cybersecurity incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors.
Governance
The Company’s information security officer (ISO) leads the Company’s overall cybersecurity function and reports to our Executive Director Risk, Human Capital, and Operations, who has 23 years of experience in banking and risk management. Our ISO works with stakeholders across the Company, including with our technology group, to maintain the cybersecurity program. Our executive leadership team is actively engaged in the oversight and strategic direction of our Program and meets with the Executive Director Risk, Human Capital, and Operations to review and discuss the Company’s Program, including emerging cybersecurity risks, threats, and industry trends.
Our Board of Directors considers cybersecurity risk as part of its risk management oversight function and has delegated to the Audit Committee oversight of cybersecurity risks. The Audit Committee receives updates from the Executive Director Risk, Human Capital, and Operations and other Company management on cybersecurity matters at least annually. The Audit Committee reports findings and recommendations, as appropriate, to the full Board of Directors for consideration. The Audit Committee also receives information about cybersecurity risks as part of the Company’s ERM program and reporting. In addition, any cybersecurity incident assessed as being, or potentially becoming, material is escalated for further assessment and then reported to designated members of our senior management and, if necessary, the Audit Committee.

ITEM 2: PROPERTIES
Our corporate headquarters is located at 1900 16th Street, Suite 1200, Denver, Colorado 80202. Including our corporate headquarters, the Bank operates nineteen profit centers, which consists of fourteen boutique private trust bank offices with two locations in Arizona, eight locations in Colorado, three locations in Wyoming, and one location in Montana; four loan production offices with three Colorado locations in Ft. Collins, Greenwood Village, and Loveland, in addition to a location in Cheyenne, Wyoming; and one trust office located in in Century City, California. We own our Wyoming locations in Jackson Hole, Pinedale, and Rock Springs, while all remaining locations are leased. We believe that our facilities are suitable and adequate to meet our present needs. The chart below describes our locations, which we believe are strategically located in affluent and high-growth markets in nineteen locations (listed below) across Colorado, Arizona, Wyoming, Montana, and California:

Colorado	Arizona	Wyoming	Montana	California

Downtown Denver(1)	Phoenix	Jackson Hole	Bozeman	Century City(3)

Aspen	Scottsdale	Pinedale

Boulder		Rock Springs

Cherry Creek		Cheyenne(2)

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
Holders of Record
As of February 25, 2026, there were approximately 109 holders of record of our common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information concerning the ownership of shares of our common stock by certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.
The following table sets forth information as of December 31, 2025, regarding our equity compensation plans that provide for the award of equity securities or the grant of options to purchase equity securities of the Company to employees and directors of First Western and its subsidiaries:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options or vesting of outstanding restricted stock grants	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by shareholders	387,928	$26.77	519,957
Equity compensation plans not approved by shareholders	—	—	—
Total	387,928		519,957

Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publically announced plans or programs(3)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(3)
October 1, 2025 through October 31, 2025	—		$—	—	$4,698,690
November 1, 2025 through November 30, 2025	4,175	(1)	23.00	—	4,698,690
December 1, 2025 through December 31, 2025	29,237	(2)	25.76	—	4,698,690
_____________________________
(1)These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the shares available for repurchase. They were purchased at an average price paid per share of $23.00. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock or exercising of stock options through the surrender of a proportionate number of the vested shares to the Company.
(2)29,011 shares relate to the net settlement by employees related to the exercising of stock options on a cashless basis. 226 shares relate to the net settlement by employees related to the tax liability of the exercising of stock options. They were purchased at an average price paid per share of $25.76. These net settlements do not impact the shares available for repurchase. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock or exercising of stock options through the surrender of a proportionate number of the vested shares to the Company.
(3)These shares relate to the 2025 Repurchase Plan. Refer to Note 11 - Shareholders' Equity for further information.

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
From 2004, when we opened our first profit center, until December 31, 2025, we have expanded our footprint into fourteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the year ended December 31, 2025, we had $3.15 billion in total assets, $96.9 million in total revenues, and provided fiduciary and advisory services on $7.28 billion of assets under management (AUM).
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of December 31, 2025, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The year ended December 31, 2025 compared with the year ended December 31, 2024. We reported Net income available to common shareholders of $13.2 million for the year ended December 31, 2025, compared to $8.5 million of Net income available to common shareholders for the year ended December 31, 2024, a $4.7 million, or 55.3% increase. For the year ended December 31, 2025, our Income before income taxes was $17.1 million, a $5.5 million, or 47.5%, increase from the year ended December 31, 2024. The increase was primarily driven by an $11.0 million increase in Net interest income, partially offset by a $3.1 million increase in Provision for credit losses, a $1.3 million increase in Non-interest expense, and a $1.1 million decrease in non-interest income.
•The increase in Net interest income was primarily driven by a 27 basis point increase in net interest margin and an increase in average interest-earnings assets. The increase in net interest margin was primarily due to a 31 basis point decrease in total cost of funds.
•The increase in Provision for credit losses was primarily driven by loan growth, partially offset by favorable mix shifts within our portfolio.
•The increase in Non-interest expense was primarily driven by increases in Salaries and employee benefits due to salary increases and Data processing relating to upgrades to our digital banking platform, partially offset by a decrease in Professional services due to decreases in FDIC insurance fees and audit fees.
•The decrease in Non-interest income was primarily driven by decreases in Risk management and insurance fees due to a decrease in new insurance client agreements, Trust and investment management fees due to lower investment agency and managed trust fees, and Bank fees due to a large prepayment penalty fee collected in 2024, partially offset by an increase in Net gain on loans accounted for under the fair value option due to lower charge-offs and overall improved performance of the portfolio.
Net Interest Income
The year ended December 31, 2025 compared with the year ended December 31, 2024. For the year ended December 31, 2025, Net interest income, before Provision for credit losses, was $75.4 million, an increase of $11.0 million, or 17.2%, compared to the year ended December 31, 2024. The increase was primarily driven by a $142.9 million increase in average interest-earning assets and a 27 basis point increase in net interest margin. The increase in net interest margin was primarily driven by a 32 basis point decrease in deposit costs.
Total interest and dividend income increased $7.1 million, or 4.7%, during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a $142.9 million increase in average interest-earning assets, partially offset by a 3 basis point decrease in the average interest-earning assets yield. The increase in average interest-earning assets was driven by increases in average interest-bearing deposits in other financial institutions, debt securities, and loans, of $33.9 million, $31.4 million, and $74.6 million, respectively. The decrease in the average interest-earning assets yield was primarily driven by a 78 basis point decrease in interest-bearing deposits in other financial institution yield due to the lower interest rate environment.
Interest expense on Interest-bearing deposits decreased $3.1 million, or 3.7%, during the year ended December 31, 2025, primarily due to lower rates, partially offset by a $214.7 million increase in average interest-bearing deposits. Average interest-bearing deposit rates were 3.54% for the year ended December 31, 2025, compared to 4.07% for the year ended December 31, 2024. The decrease in the average Interest-bearing deposits rate was primarily attributable to reducing deposit rates commensurate with the short-term rate decreases. The increase in average interest-bearing deposits was primarily driven by growth in money market deposit accounts.

The following table presents an analysis of Net interest income and net interest margin for the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	For the Year Ended December 31,
	2025			2024
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$206,276	$9,044	4.38%	$172,411	$8,900	5.16%
Debt securities	108,020	4,480	4.15	76,650	2,658	3.47
Correspondent bank stock	6,715	576	8.58	5,322	463	8.70
Loans(2)	2,511,988	143,901	5.73	2,437,398	138,862	5.70
Mortgage loans held for sale(3)	24,954	1,475	5.91	18,037	1,132	6.28
Loans held at fair value	5,277	311	5.89	10,560	636	6.02
Total interest-earning assets(4)	2,863,230	159,787	5.58	2,720,378	152,651	5.61
Noninterest-earning assets	129,178			127,749
Total assets	$2,992,408			$2,848,127
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,242,973	79,461	3.54	$2,028,228	82,541	4.07
FHLB and Federal Reserve borrowings	57,258	2,303	4.02	69,044	2,836	4.11
Subordinated notes	46,615	2,655	5.70	52,444	2,950	5.63
Total interest-bearing liabilities	2,346,846	84,419	3.60	2,149,716	88,327	4.11
Noninterest-bearing liabilities:
Noninterest-bearing deposits	351,698			414,514
Other liabilities	36,214			35,610
Total noninterest-bearing liabilities	387,912			450,124
Total shareholders’ equity	257,650			248,287
Total liabilities and shareholders’ equity	$2,992,408			$2,848,127
Net interest rate spread(5)			1.98			1.50
Net interest income(6)		$75,368			$64,324
Net interest margin(7)			2.63			2.36
_____________________________
(1)Average balance represents daily averages.
(2)Non-accrual loans are included in the respective average loan balances. Income, if any, is not recognized until all principal has been repaid.
(3)Mortgage loans held for sale are included in the interest-earning assets above, with interest income recognized in the Interest and dividend income on loans, including fees line in the Consolidated Statements of Income. These balances are included in the margin calculations in these tables.
(4)Tax-equivalent yield adjustments are immaterial.
(5)Net interest spread is the average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
(6)Net interest income is the difference between income earned on interest-earning assets and expense paid on interest-bearing liabilities.
(7)Net interest margin is equal to net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for the periods presented, for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Year Ended December 31, 2025
	Compared to Year Ended December 31, 2024
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$1,485	$(1,341)	$144
Debt securities	1,301	521	1,822
Correspondent bank stock	120	(7)	113
Loans	4,273	766	5,039
Mortgage loans held for sale	409	(66)	343
Loans held at fair value	(311)	(14)	(325)
Total increase (decrease) in interest income	$7,277	$(141)	$7,136
Interest-bearing liabilities:
Interest-bearing deposits	7,608	(10,688)	(3,080)
FHLB and Federal Reserve borrowings	(474)	(59)	(533)
Subordinated notes	(332)	37	(295)
Total increase (decrease) in interest expense	$6,802	$(10,710)	$(3,908)
Increase in net interest income	$475	$10,569	$11,044
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the years ended December 31, 2025 and 2024, we recorded $5.0 million and $1.9 million Provision for credit losses, respectively. The provision recorded for the year ended December 31, 2025 was primarily due to loan growth, charge-offs, and specific reserves related to individually analyzed loans, partially offset by favorable mix shifts within our portfolio.
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The year ended December 31, 2025 compared with the year ended December 31, 2024. For the year ended December 31, 2025 compared to the year ended December 31, 2024, Non-interest income decreased $1.1 million, or 4.0%, to $26.6 million. The decrease in non-interest income was primarily driven by decreases in Risk management and insurance fees, Trust and investment management fees, and Bank fees, partially offset by an increase in Net gain on loans accounted for under the fair value option.

The following table presents the significant categories of our Non-interest income during the periods presented:

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest income:
Trust and investment management fees	$18,452	$19,193	$(741)	(3.9)%
Net gain on mortgage loans	4,443	4,912	(469)	(9.5)
Net gain (loss) on loans held for sale	222	(105)	327	311.4
Bank fees	1,345	2,036	(691)	(33.9)
Risk management and insurance fees	551	1,664	(1,113)	(66.9)
Income on company-owned life insurance	455	431	24	5.6
Net gain (loss) on loans accounted for under the fair value option	6	(999)	1,005	100.6
Net gain on other real estate owned	459	—	459	n/a
Unrealized gain (loss) recognized on equity securities	14	(33)	47	142.4
Other	624	581	43	7.4
Total non-interest income	$26,571	$27,680	$(1,109)	(4.0)
Trust and investment management fees—The decrease in Trust and investment management fees of $0.7 million, or 3.9%, was primarily attributable to lower investment agency and managed trust fees.
Net gain on mortgage loans—The decrease in Net gain on mortgage loans of $0.5 million, or 9.5%, was primarily attributable to lower margins due to a highly competitive mortgage market.
Net gain (loss) on loans held for sale—During the year ended December 31, 2025, the Net gain on loans held for sale of $0.2 million was due to a reversal of a write-down on a non-accrual loan recorded in the fourth quarter of 2024. This loan was previously classified as held for sale; however, during the first quarter of 2025, it was transferred to held for investment and charged off through the ACL.
Bank Fees— The decrease in Bank fees of $0.7 million, or 33.9%, was primarily driven by a large loan prepayment penalty fee collected in 2024.
Risk management and insurance fees—The decrease in Risk management and insurance fees of $1.1 million, or 66.9%, was primarily driven by a decrease in new insurance client agreements.
Net gain (loss) on loans accounted for under the fair value option—The increase in Net gain on loans accounted for under the fair value option of $1.0 million, or 100.6%, was primarily attributable to lower charge-offs and overall improved performance of the portfolio.
Net gain on other real estate owned—In 2025, we sold two OREO properties for a net gain of $0.5 million.
Non-Interest Expense
The year ended December 31, 2025 compared with the year ended December 31, 2024. The increase in Non-interest expense of 1.7% to $79.8 million was driven by increases in Salaries and employee benefits and Data processing, partially offset by a decrease in Professional services.

The following presents the significant categories of our Non-interest expense for the periods presented:

	Year Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Non-interest expense:
Salaries and employee benefits	$46,118	$45,040	$1,078	2.4%
Occupancy and equipment	8,228	8,282	(54)	(0.7)
Professional services	7,685	7,951	(266)	(3.3)
Technology and information systems	4,257	4,170	87	2.1
Data processing	4,790	4,179	611	14.6
Marketing	1,220	1,208	12	1.0
Amortization of other intangible assets	206	226	(20)	(8.8)
Other	7,336	7,436	(100)	(1.3)
Total non-interest expense	$79,840	$78,492	$1,348	1.7
Salaries and employee benefits—The increase in Salaries and employee benefits of $1.1 million, or 2.4%, was primarily driven by salary increases.
Professional services—The decrease in Professional services of $0.3 million, or 3.3%, was primarily driven by decreases in FDIC insurance fees and audit fees, partially offset by an increase in recruiting expenses.
Data processing—The increase in Data processing of $0.6 million, or 14.6%, was primarily driven by upgrades to our digital banking platform.
Income Tax
The Company recorded an income tax provision of $3.9 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively, reflecting an effective tax rate of 22.8% and 26.8%, respectively.
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
The following presents key metrics related to our segments during the periods presented:

	Year Ended December 31, 2025
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$90,996	$5,918	$96,914
Income before income taxes	16,410	664	17,074
Profit margin	18.0%	11.2%	17.6%

	Year Ended December 31, 2024
(dollars in thousands)	Wealth Management	Mortgage	Consolidated
Income(1)	$84,027	$6,044	$90,071
Income before income taxes	10,629	950	11,579
Profit margin	12.6%	15.7%	12.9%
_____________________________
(1)Net interest income after provision for credit losses plus non-interest income.
The following presents selected financial metrics of each segment as of and for the periods presented:
Wealth Management

	As of and for the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$158,312	$151,519	$6,793	4.5%
Total interest expense	84,419	88,327	(3,908)	(4.4)
Provision for credit losses	5,025	1,933	3,092	160.0
Net interest income, after provision for credit losses	68,868	61,259	7,609	12.4
Total non-interest income	22,128	22,768	(640)	(2.8)
Total income before non-interest expense	90,996	84,027	6,969	8.3
Salaries and employee benefits expense	42,449	41,442	1,007	2.4
Depreciation and amortization expense	2,617	2,535	82	3.2
All other non-interest expense	29,520	29,421	99	0.3
Income before income taxes	$16,410	$10,629	$5,781	54.4

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,112,700	$2,891,615	$221,085	7.6%
The Wealth Management segment reported Income before income taxes of $16.4 million for the year ended December 31, 2025, compared to $10.6 million for the same period in 2024. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before income taxes was primarily attributable to an increase in Net interest income, after provision for credit losses, partially offset by an increase in Non-interest expense. The increase in Net interest income, after provision for credit losses, was primarily driven by increases in net interest margin and average interest-earning assets, partially offset by an increase in Provision for credit losses. The increase in Non-interest expense was primarily driven by increases in Salaries and employee benefits and Data processing, partially offset by a decrease in Professional services.

Mortgage

	As of and for the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Total interest and dividend income	$1,475	$1,132	$343	30.3%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	1,475	1,132	343	30.3
Net gain on mortgage loans	4,443	4,912	(469)	(9.5)
Total income before non-interest expense	5,918	6,044	(126)	(2.1)
Salaries and employee benefits expense	3,669	3,598	71	2.0
Depreciation and amortization expense	19	30	(11)	(36.7)
All other non-interest expense	1,566	1,466	100	6.8
Income before income taxes	$664	$950	$(286)	(30.1)

Total assets	$42,281	$27,422	$14,859	54.2%
The Mortgage segment reported Income before income tax of $0.7 million for the year ended December 31, 2025, compared to $1.0 million for the same period in 2024. The decrease in Income before income taxes was primarily driven by a decrease in Net gain on mortgage loans. The decrease in Net gain on mortgage loans was primarily driven by lower margins due to a highly competitive mortgage market.

Financial Condition
The following table presents our condensed Consolidated Balance Sheets as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$200,281	$237,941	$(37,660)	(15.8)%
Available-for-sale debt securities, at fair value (amortized cost of $45,623 and $0, respectively)	45,607	—	45,607	n/a
Held-to-maturity debt securities, net of allowance for credit losses of $74 and $71 (fair value of $90,635 and $68,161), respectively	94,970	75,724	19,246	25.4
Loans (includes $3,182 and $7,283 measured at fair value, respectively)	2,650,423	2,425,565	224,858	9.3
Allowance for credit losses	(21,441)	(18,330)	(3,111)	(17.0)
Loans, net of allowance	2,628,982	2,407,235	221,747	9.2
Loans held for sale, at fair value	—	251	(251)	(100.0)
Mortgage loans held for sale, at fair value	40,176	25,455	14,721	57.8
Other real estate owned, net	3,040	35,929	(32,889)	(91.5)
Goodwill and other intangible assets, net	31,422	31,627	(205)	(0.6)
Company-owned life insurance	17,416	16,961	455	2.7
Other assets	93,087	87,914	5,173	5.9
Total assets	$3,154,981	$2,919,037	$235,944	8.1

Deposits	$2,746,575	$2,514,209	$232,366	9.2
Borrowings	107,613	109,603	(1,990)	(1.8)
Other liabilities	35,233	42,903	(7,670)	(17.9)
Total liabilities	2,889,421	2,666,715	222,706	8.4
Total shareholders’ equity	265,560	252,322	13,238	5.2
Total liabilities and shareholders’ equity	$3,154,981	$2,919,037	$235,944	8.1
Cash and cash equivalents decreased by $37.7 million, or 15.8%, to $200.3 million as of December 31, 2025 compared to December 31, 2024. The decrease was a result of the increase in Loans and debt securities, partially offset by an increase in Deposits.
Available-for-sale debt securities were $45.6 million as of December 31, 2025, compared to $0.0 as of December 31, 2024. The increase was due to the purchase of residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises.
Held-to-maturity debt securities increased by $19.2 million, or 25.4%, to $95.0 million as of December 31, 2025 compared to December 31, 2024. The increase was primarily due to the purchase of residential and commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises.
Loans, net of allowance increased by $221.7 million, or 9.2%, to $2.63 billion as of December 31, 2025 compared to December 31, 2024. The increase was primarily driven by growth in the Non-owner occupied commercial real estate, 1-4 family residential, Cash, securities, and Other, and Owner occupied commercial real estate portfolios, partially offset by a decrease in the Construction and development portfolio.
Mortgage loans held for sale increased by $14.7 million, or 57.8%, to $40.2 million as of December 31, 2025 compared to December 31, 2024. The increase was primarily due to the timing of loan originations and sales.
Other real estate owned, net decreased by $32.9 million, or 91.5%, as of December 31, 2025 compared to December 31, 2024. The decrease was due to the sale of two OREO properties and an OREO write-down.

Other assets increased by $5.2 million, or 5.9%, to $93.1 million as of December 31, 2025 compared to December 31, 2024. The increase was primarily due to low-income housing tax credit and investment fund contributions and an increase in right-of-use lease assets due to the extension of three leases.
Deposits increased $232.4 million, or 9.2%, to $2.75 billion as of December 31, 2025 compared to December 31, 2024. The increase was primarily driven by increases in money market deposit accounts, partially offset by decreases in time deposit accounts and Noninterest-bearing deposit accounts. Noninterest-bearing deposit accounts decreased $30.6 million, or 8.2%, to $345.0 million as of December 31, 2025 compared to December 31, 2024. Money market deposit accounts increased $400.0 million, or 26.4%, to $1.91 billion as of December 31, 2025 compared to December 31, 2024. Time deposit accounts decreased $118.9 million, or 25.2%, to $352.5 million as of December 31, 2025 compared to December 31, 2024. Interest checking accounts decreased $17.1 million, or 12.3%, to $122.3 million compared to December 31, 2024.
Borrowings decreased $2.0 million, or 1.8%, to $107.6 million as of December 31, 2025 compared to December 31, 2024. The decrease was primarily driven by $8.0 million of subordinated notes that were redeemed in 2025, partially offset by an increase in FHLB borrowings to support the interest-earning asset growth.
Other liabilities decreased $7.7 million, or 17.9%, to $35.2 million as of December 31, 2025 compared to December 31, 2024. The decrease was primarily due to payments related to resolution of participated non-performing assets, partially offset by an increase in lease liabilities due to the extension of three leases.
Total shareholders’ equity increased $13.2 million, or 5.2%, to $265.6 million as of December 31, 2025. The increase was primarily due to Net income for the year.

Assets Under Management

	Year Ended
	December 31,
(dollars in millions)	2025	2024
Managed Trust Balance as of Beginning of Period	$2,018	$1,913
New relationships	5	8
Closed relationships	(1)	(19)
Contributions	43	74
Withdrawals	(201)	(289)
Market change, net	37	331
Ending Balance	$1,901	$2,018
Yield*	0.17%	0.17%

Directed Trust Balance as of Beginning of Period	$1,934	$1,622
New relationships	—	—
Closed relationships	(7)	(6)
Contributions	201	108
Withdrawals	(196)	(132)
Market change, net	82	342
Ending Balance	$2,014	$1,934
Yield*	0.09%	0.09%

Investment Agency Balance as of Beginning of Period	$1,584	$1,607
New relationships	15	28
Closed relationships	(29)	(28)
Contributions	81	98
Withdrawals	(186)	(288)
Market change, net	170	167
Ending Balance	$1,635	$1,584
Yield*	0.72%	0.77%

Custody Balance as of Beginning of Period	$589	$545
New relationships	3	8
Closed relationships	(3)	(4)
Contributions	164	145
Withdrawals	(204)	(199)
Market change, net	26	94
Ending Balance	$575	$589
Yield*	0.06%	0.05%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,125	$5,687
New relationships	23	44
Closed relationships	(40)	(57)
Contributions	489	425
Withdrawals	(787)	(908)
Market change, net	315	934
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,125	$6,125
Yield*	0.28%	0.29%

401(k)/Retirement Balance	$1,153	$1,196
Yield*	0.13%	0.13%

Total Assets Under Management	$7,278	$7,321
Yield*	0.25%	0.26%
_____________________________
(*)Trust and investment management fees divided by period-end balance.
AUM decreased $43 million, or 0.6%, to $7.28 billion for the year ended December 31, 2025. The decrease was primarily attributable to net withdrawals, partially offset by improved market conditions.

Debt securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a third-party pricing service, with unrealized gains and losses excluded from earnings and reported in OCI, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of OCI in shareholders’ equity. As of December 31, 2025 and 2024, investments in debt securities classified as available-for-sale totaled $45.6 million and $0.0, respectively.

Debt securities for which we have the intent and ability to hold to their maturity are classified as Held-to-maturity debt securities and are recorded at amortized cost. Debt securities HTM are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of December 31, 2025 and 2024, investments in debt securities classified as HTM totaled $95.0 million and $75.7 million, respectively.

The following provides information regarding contractual maturities and weighted average yield for our investment securities as of the dates presented. Contractual maturities may differ from expected maturities because issuers can have the right to call or prepay obligations without penalties. Our investments are taxable securities. The weighted average yield for each range of maturities was calculated using the yield on each security within that range weighted by the amortized cost of each security. Weighted average yields are not presented on a taxable equivalent basis.

	Maturity as of December 31, 2025
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	—%	$—	—%	$—	—%	$45,623	4.87%
Total available-for-sale	$—	—	$—	—	$—	—	$45,623	4.87
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$248	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	360	3.78	395	2.75	2,657	3.99
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	10	3.24	4,761	4.82	1,291	2.14	53,777	3.46
Residential mortgage-backed securities - other	—	—	11	4.76	305	5.02	435	4.03
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	6,000	4.61	138	2.01
Corporate bonds	—	—	6,690	6.62	17,966	5.25	—	—
Total held-to-maturity	$10	3.24	$12,070	5.77	$25,957	4.91	$57,007	3.49

	Maturity as of December 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$246	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	35	8.07	938	3.34	2,901	4.09
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	3,250	5.06	1,291	1.91	42,678	2.70
Residential mortgage-backed securities - other	—	—	15	5.38	357	5.61	506	4.17
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	—	—	173	1.94
Corporate bonds	—	—	3,995	6.43	19,410	4.69	—	—
Total held-to-maturity	$—	—	$7,541	5.76	$21,996	4.49	$46,258	2.80
_____________________________
(*)Represents percentages that are insignificant
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our held-to-maturity investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label MBS as well as corporate bonds. The ACL on HTM debt securities was $0.1 million as of December 31, 2025 and 2024. There was no ACL on AFS debt securities as of December 31, 2025 and December 31, 2024.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sales activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding, and are delivered to the investor shortly after funding. The level of future loan originations, loan sales and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of December 31, 2025 and 2024, we had Mortgage loans held for sale of $40.2 million and $25.5 million, respectively, in residential mortgage loans we originated.
As of December 31, 2025 and 2024, we had Loans held for sale of $0.0 million and $0.3 million, respectively. As of December 31, 2025, the Company has $3.2 million in loans accounted for under the fair value option with an unpaid principal balance of $3.2 million. As of December 31, 2024, the Company had $7.3 million in loans accounted for under the fair value option with an unpaid principal balance $7.5 million. See Note 16 – Fair Value in the Notes to the Consolidated Financial Statements.

The following presents our loan portfolio by type of loan as of the dates noted:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, securities, and other	$164,726	6.3%	$119,834	5.0%
Consumer and other	19,596	0.7	17,482	0.7
Construction and development	189,081	7.1	314,481	13.0
1-4 family residential	1,033,665	39.1	962,901	39.8
Non-owner occupied CRE	809,875	30.6	611,239	25.3
Owner occupied CRE	204,078	7.7	172,019	7.1
Commercial and industrial	225,281	8.5	220,326	9.1
Total loans held for investment at amortized cost	$2,646,302	100.0%	$2,418,282	100.0%
Portfolio layer method basis adjustment for hedged portfolio	939		—
Loans accounted for under the fair value option(1)	3,182		7,283
Total loans held for investment	$2,650,423		$2,425,565
Mortgage loans held for sale, at fair value(2)	$40,176		$25,455
Loans held for sale, at fair value(3)	$—		$251
_____________________________
(1)Includes $3.2 million and $7.5 million of unpaid principal balance of Loans held for investment accounted for under the fair value option as of December 31, 2025 and 2024, respectively.
(2)Includes $39.5 million and $25.2 million of unpaid principal balance of Mortgage loans held for sale as of December 31, 2025 and 2024, respectively.
(3)Includes $0.0 and $0.6 million of principal balance of loans held for sale as of December 31, 2025 and 2024, respectively.
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

One of the larger categories of the Company’s loan portfolio is Commercial Real Estate (CRE). The following provides balances by asset type of the Company’s CRE portfolio:

	As of December 31, 2025
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$246,831	$246,831	24.4%
Industrial and warehouse	60,609	158,415	219,024	21.6
Office	59,320	155,943	215,263	21.2
Retail	25,240	59,990	85,230	8.4
Hotel	3,132	58,760	61,892	6.1
Restaurant and entertainment	19,898	10,276	30,174	3.0
Land	2,156	—	2,156	0.2
Other commercial real estate	33,723	119,660	153,383	15.1
Total CRE loan portfolio	$204,078	$809,875	$1,013,953	100.0%
The following table summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of December 31, 2025
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$771,025	76.0%
Montana	69,635	6.9
Wyoming	50,386	5.0
Arizona	38,544	3.8
California	19,370	1.9
Other	64,993	6.4
Total CRE loan portfolio	$1,013,953	100.0%
The CRE portfolio is comprised of loans made to purchase and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $3.10 million and $2.47 million with a weighted average loan-to-value ratio (LTV) of 54.3% and 52.9% as of December 31, 2025 and 2024, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of December 31, 2025
(dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$69,446	$94,628	$—	$652	$164,726
Consumer and other	14,793	3,571	—	1,232	19,596
Construction and development	99,622	87,609	873	977	189,081
1-4 family residential	112,094	93,557	38,157	789,857	1,033,665
Non-owner occupied CRE	249,127	484,339	69,078	7,331	809,875
Owner occupied CRE	33,101	113,678	50,086	7,213	204,078
Commercial and industrial	68,006	132,347	24,928	—	225,281
Total loans	$646,189	$1,009,729	$183,122	$807,262	$2,646,302
Loans accounted for under the fair value option(1)	678	2,504	—	—	3,182
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484
Amounts with fixed rates	300,949	624,158	94,365	23,091	1,042,563
Amounts with floating rates	345,918	388,075	88,757	784,171	1,606,921
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484

	As of December 31, 2024
(dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$40,409	$76,386	$2,376	$663	$119,834
Consumer and other	10,129	5,430	712	1,211	17,482
Construction and development	120,043	187,101	124	7,213	314,481
1-4 family residential	99,641	141,450	26,106	695,704	962,901
Non-owner occupied CRE	123,471	403,385	71,889	12,494	611,239
Owner occupied CRE	11,903	97,600	54,942	7,574	172,019
Commercial and industrial	91,564	84,459	44,303	—	220,326
Total loans	$497,160	$995,811	$200,452	$724,859	$2,418,282
Loans accounted for under the fair value option(1)	257	6,895	131	—	7,283
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
Amounts with fixed rates	220,192	650,979	100,903	31,371	1,003,445
Amounts with floating rates	277,225	351,727	99,680	693,488	1,422,120
Total loans	$497,417	$1,002,706	$200,583	$724,859	$2,425,565
_____________________________
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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. During the years ended December 31, 2025 and 2024, the Company recorded provisions for OREO of $1.3 million and $1.1 million, respectively. As of December 31, 2025 and 2024, OREO properties had carrying amounts of $3.0 million and $35.9 million, respectively.
The Company reversed $0.1 million and $0.7 million of interest income on non-accrual loans during the years ended December 31, 2025 and 2024, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $2.4 million and $6.8 million for the years ended December 31, 2025 and 2024, respectively.
We had amortized cost of $19.6 million and $48.7 million in non-performing assets as of December 31, 2025 and 2024, respectively. The decrease in non-performing assets was primarily driven by the sale of two OREO properties, a write-down of OREO, pay downs, and a charge-off, partially offset by additions to non-accrual loans.
The following presents the amortized cost basis of non-performing loans as of the dates indicated:

	As of December 31,
(dollars in thousands)	2025	2024
Non-accrual loans by category
Cash, securities, and other	$1,704	$1,704
Commercial and industrial	14,855	11,048
Total non-performing loans	16,559	12,752
OREO(1)	3,040	35,929
Total non-performing assets	$19,599	$48,681
Non-accrual loans to total loans(2)	0.63%	0.53%
Non-performing assets to total assets	0.62%	1.67%
Allowance for credit losses to non-accrual loans	129.50%	143.74%
Accruing loans 90 or more days past due	$—	$—
_____________________________
(1)Held at the lower of cost or market as described in Note 16.
(2)Excludes mortgage loans held for sale of $40.2 million and $25.5 million as of December 31, 2025 and 2024, respectively. Excludes $3.2 million and $7.3 million of loans held for investment accounted for under fair value option as of December 31, 2025 and 2024, respectively.
Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator (see Note 4 – Loans and Allowance for Credit Losses for credit quality indicator descriptions), by class of financing receivable, as of the dates noted:

December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$163,022	$—	$1,704	$—	$—	$164,726
Consumer and other(1)	19,546	—	50	—	3,182	22,778
Construction and development	175,980	12,124	977	—	—	189,081
1-4 family residential	1,030,754	2,909	2	—	—	1,033,665
Non-owner occupied CRE	741,153	—	68,722	—	—	809,875
Owner occupied CRE	204,078	—	—	—	—	204,078
Commercial and industrial	197,325	—	27,956	—	—	225,281
Total	$2,531,858	$15,033	$99,411	$—	$3,182	$2,649,484

December 31, 2024	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$118,130	$—	$1,704	$—	$—	$119,834
Consumer and other(1)	17,482	—	—	—	7,283	24,765
Construction and development	310,196	—	4,285	—	—	314,481
1-4 family residential	962,901	—	—	—	—	962,901
Non-owner occupied CRE	611,239	—	—	—	—	611,239
Owner occupied CRE	169,573	—	2,446	—	—	172,019
Commercial and industrial	192,484	9,120	18,722	—	—	220,326
Total	$2,382,005	$9,120	$27,157	$—	$7,283	$2,425,565
_____________________________
(1)Includes $3.2 million and $7.3 million of loans held for investment accounted for under the fair value option as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, non-accrual loans of $16.6 million and $12.8 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The ACL for loans represents Management’s best estimate of CECL on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use twelve-month economic forecasts including; HPI, GDP, and national unemployment. The ACL increased $3.1 million during the year ended December 31, 2025. The ACL on pooled loans was $18.0 million as of December 31, 2025 and 2024. The ACL on pooled loans remained stable as of the year ended December 31, 2025 compared to December 31, 2024 primarily due to favorable mix shifts within our portfolio, offset by loan growth. The ACL on individually analyzed loans was $3.4 million and $0.3 million as of December 31, 2025 and 2024, respectively. The $3.1 million provision on individually analyzed loans for the year ended December 31, 2025 was primarily due to the addition of individually analyzed loans with collateral shortfalls. The remaining $1.9 million of provision on loans for the year ended December 31, 2025 was related to net charge-offs.

The following presents summary information regarding our ACL for the periods presented:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Average loans outstanding(1)(2)	$2,511,988	$2,437,398
Total loans outstanding at end of period(3)	$2,646,302	$2,418,282
Allowance for credit losses at beginning of period	$18,330	$23,931
Provision for credit losses	4,993	3,439
Charge-offs:
Consumer and other	—	(50)
Non-owner occupied CRE	(111)	—
Commercial and industrial	(2,031)	(9,352)
Total charge-offs	(2,142)	(9,402)
Recoveries:
Consumer and other	5	29
1-4 family residential	15	6
Commercial and industrial	240	327
Total recoveries	260	362
Net charge-offs	(1,882)	(9,040)
Allowance for credit losses at end of period	$21,441	$18,330
Allowance for credit losses to total loans	0.81%	0.76%
Net charge-offs to average loans	0.07	0.37
_____________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of mortgage loans held for sale of $25.0 million and $18.0 million for the years ended December 31, 2025 and 2024, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $5.3 million and $10.6 million for the years ended December 31, 2025 and 2024, respectively.
(3)Excludes Mortgage loans held for sale of $40.2 million and $25.5 million as of December 31, 2025 and 2024, respectively. Excludes $3.2 million and $7.3 million of loans held for investment accounted for under the fair value option as of December 31, 2025 and 2024, respectively.
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

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, securities and other	$1,150	6.3%	$410	5.0%
Consumer and other	138	0.7	185	0.7
Construction and development	2,210	7.1	5,184	13.0
1-4 family residential	5,846	39.1	5,200	39.8
Non-owner occupied CRE	4,359	30.6	4,340	25.3
Owner occupied CRE	846	7.7	654	7.1
Commercial and industrial	6,892	8.5	2,357	9.1
Total allowance for credit losses	$21,441	100.0%	$18,330	100.0%
_____________________________
(1)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposure
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed

Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of December 31, 2025 and determined an ACL of $0.7 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 10 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.
Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of December 31, 2025 were $4.0 million an increase of $0.9 million, or 30.0%, from December 31, 2024. The increase was primarily due to changes in temporary differences, most notably the increase in Allowance for credit losses as of and during the year ended December 31, 2025.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and saving accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $232.4 million, or 9.2%, to $2.75 billion as of December 31, 2025 from December 31, 2024. Total average deposits for the year ended December 31, 2025 were $2.59 billion, an increase of $151.9 million, or 6.2%, compared to $2.44 billion for the year ended December 31, 2024. The increase in average deposits for the year ended December 31, 2025, compared to the same period in 2024, was driven primarily by increases in money market deposit accounts, partially offset by decreases in time deposit accounts and Noninterest-bearing deposit accounts.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,732,021	3.65%	$1,384,589	4.18%
Interest checking accounts	128,861	0.22	136,960	0.33
Uninsured time deposits	65,090	4.06	62,573	4.49
Other time deposits	303,852	4.41	428,766	5.00
Total time deposits	368,942	4.35	491,339	4.93
Savings accounts	13,149	0.07	15,340	0.09
Total interest-bearing deposits	2,242,973	3.54	2,028,228	4.07
Noninterest-bearing accounts	351,698		414,514
Total deposits	$2,594,671	3.06%	$2,442,742	3.38%
Average Noninterest-bearing deposits to average total deposits was 13.6% and 17.0% for the years ended December 31, 2025 and 2024, respectively.
Average cost of deposits was 3.06% and 3.38% during the years ended December 31, 2025 and 2024, respectively. The decrease in cost of deposits was primarily attributable to reducing deposit rates commensurate with the short-term rate decreases.
Money market deposit accounts as of December 31, 2025 were $1.91 billion, an increase of $400.0 million, or 26.4%, compared to $1.51 billion as of December 31, 2024. Interest checking accounts decreased $17.1 million, or 12.3%, to $122.3 million compared to December 31, 2024.
Time deposits as of December 31, 2025 were $352.5 million, a decrease of $118.9 million, or 25.2%, compared to December 31, 2024.

The following table presents the amount of certificates of deposit by time remaining until maturity as of December 31, 2025:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured Time Deposits	$20,768	$25,393	$24,420	$13,741	$84,322
Other	109,988	78,179	69,150	10,834	268,151
Total	$130,756	$103,572	$93,570	$24,575	$352,473
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of December 31, 2025 and 2024, borrowings totaled $107.6 million and $109.6 million, respectively.
The decrease in borrowings as of December 31, 2025, compared to December 31, 2024, was primarily driven by $8.0 million of subordinated notes that were redeemed in 2025, partially offset by an increase in FHLB borrowings to support the interest-earning asset growth. Additionally, borrowings from the Paycheck Protection Program Loan Facility (PPPLF) from the Federal Reserve decreased from $2.0 million as of December 31, 2024 to $0.5 million as of December 31, 2025 due to the pay down of PPP loans. Borrowing from the PPPLF facility is expected to trend in the same direction as the PPP loan balances.
The following presents balances of each of the borrowing facilities as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
Borrowings
FHLB borrowings	$62,332	$55,000
Federal Reserve borrowings	509	2,038
Subordinated notes	44,772	52,565
Total	$107,613	$109,603
FHLB
The following presents additional information on our FHLB borrowings:

(dollars in thousands)	As of and for the Year Ended December 31, 2025
Short-term borrowings
Maximum outstanding at any month-end during the period	$162,131
Balance outstanding at end of period	$62,332
Average outstanding during the period	$56,012
Average interest rate during the period	4.39%
Average interest rate at the end of the period	3.86%
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of December 31, 2025 and 2024, the Company was in compliance with the covenant requirements.
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

The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets for the periods presented:

	Average Percentage for the Year Ended December 31,
	2025	2024
Sources of Funds:
Deposits:
Noninterest-bearing	11.75%	14.55%
Interest-bearing	74.96	71.21
FHLB and Federal Reserve borrowings	1.91	2.42
Subordinated notes	1.56	1.85
Other liabilities	1.21	1.25
Shareholders’ equity	8.61	8.72
Total	100.00%	100.00%
Uses of Funds:
Total loans	83.41%	85.12%
Investment securities	3.61	2.69
Correspondent bank stock	0.22	0.19
Mortgage loans held for sale	0.83	0.63
Interest-bearing deposits in other financial institutions	6.89	6.05
Noninterest-earning assets	5.04	5.32
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	13.55%	16.97%
Average loans to total average deposits	96.81	99.78
Average interest-bearing deposits to total average deposits	86.45	83.03
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of December 31, 2025 and 2024, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. See Note 22 – Regulatory Capital Matters for capital amounts and ratios. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.

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
The following presents future contractual obligations to make future payments for the periods presented:

	As of December 31, 2025
(dollars in thousands)	1 Year or Less	More than 1 Year but Less than 3 Years	More than 3 Years but Less than 5 Years		5 Years or More		Total
FHLB and Federal Reserve	$62,841	$—	$—		$—		$62,841
Subordinated notes	—	—	10,000	(1)	34,772	(2)	44,772
Time deposits	327,898	22,612	1,963		—		352,473
Minimum lease payments	1,929	4,538	7,826		14,451		28,744
Total	$392,668	$27,150	$19,789		$49,223		$488,830
_____________________________
(1)Reflects contractual maturity date of December 1, 2030, although the Company can call the note prior to contractual maturity.
(2)Reflects contractual maturity dates of September 1, 2031 and December 15, 2032, although the Company can call the notes prior to contractual maturity.
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
We have identified our Allowance for credit losses (ACL), the evaluation of goodwill impairment, and the fair value of certain financial instruments as being critical because our policies require management to use significant judgment and use subjective and complex measurements about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.
Our accounting policies and procedures, including those identified as being critical, are described in further detail in Note 1 – Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.
ACL: Our ACL policies govern the processes and procedures used to estimate the potential for credit losses in our loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments).
The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We perform periodic and systematic detailed reviews of our loan portfolio to assess overall collectability. The level of the ACL on loans reflects our estimate of the losses expected in the loan portfolio over the assets’ contractual term. As of December 31, 2025, the ACL had an ending balance of $21.4 million compared to the prior year ending balance of $18.3 million.

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
Changes in management’s assessment of the assumptions and key inputs used to determine the ACL could lead to changes in the ACL through increased or decreased provisions for credit losses. If actual losses and conditions differ materially from the assumptions used to determine the ACL, our actual credit losses could differ materially from our ACL estimate. A sensitivity analysis of our ACL was performed as of September 30, 2025 to estimate credit losses by increasing and decreasing model inputs such as economic forecasts including HPI, GDP, and national unemployment, the forecast period, the forecast reversion period, and prepayment rates, among others. Incorporating key model input changes in our calculation of the ACL resulted in both increases and decreases to the ACL. Management reviews the sensitivity analysis results to understand the impact that changes to model inputs and assumptions have on the model output. While management believes that it has established adequate allowances for lifetime credit losses on loans, actual results may prove different, and the differences could be material.
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
We are required to assess our goodwill for impairment on an annual basis, or more frequently if deemed necessary. We have selected October 31 as the date to perform our annual impairment test. The test is performed at the reporting unit level. Impairment exists when the carrying amount of the goodwill exceeds estimated fair values. The estimate is considered to have a low level of uncertainty unless a triggering event occurs. Events that may trigger goodwill impairment include deterioration in economic conditions, increased competitive environment, negative trends in overall financial performance, legal or regulatory proceedings, loss of key personnel, and change in strategy or sustained decreases in share value.
We performed a qualitative goodwill assessment as of October 31, 2025. The qualitative assessment was performed to determine whether it is more likely than not that the fair value of the Wealth Management reporting unit is less than its carrying value, including goodwill. In performing the assessment, the Company considered several factors, including macroeconomic conditions, actual operating results, forecasts, economic projections, and market data. Based on the results of the qualitative assessment, we believe that the fair value of our Wealth Management reporting unit continues to exceed the carrying value, including goodwill, as of the most recent assessment date.
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
Goodwill totaled $30.4 million as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, there has not been any impairment of goodwill identified or recorded. See Note 6 – Goodwill and Other Intangible Assets for further information on Goodwill.
Fair Value Measurements: Fair value measurement estimates are used for certain recorded and disclosed financial instruments on a recurring and non-recurring basis. Such estimates utilize a variety of assumptions, which are subject to uncertainty. Certain fair value measurements have a higher degree of sensitivity of the reported amount to the methods, assumptions, and estimates underlying the calculation.

See Note 16 – Fair Value for further information on fair value measurements and the estimated changes during the reporting periods.

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
The following presents the sensitivity in net interest income and fair value of equity as of the dates indicated, using a static balance sheet and parallel shock scenario:

	As of December 31,
	2025		2024
Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	7.76%	(3.45)%	0.94%	(8.37)%
100	5.72	(0.26)	2.51	(2.30)
Base	—	—	—	—
-100	2.26	3.59	5.11	6.94
-200	9.68	(2.52)	16.86	2.97
The model simulations as of December 31, 2025 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2024.
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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-54 of this Annual Report on Form 10-K.
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Western Financial, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2026 expressed an unqualified opinion.

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

Allowance for Credit Losses (ACL) on Loans – Modeling Techniques and Qualitative Adjustments

As disclosed in Notes 1 and 4 to the consolidated financial statements, as of December 31, 2025 the Company’s ACL on loans was $21.4 million and provision for credit losses on loans was $5.0 million for the year then ended.

The Company primarily uses a discounted cash flow (DCF) methodology using the amortized cost method (excluding interest) to calculate the ACL on loans, which the Company has applied to identified loan segments with similar risk characteristics. The methodology incorporates loan-level information with pool-level assumptions to produce individual expected cash flows for each loan within a segment. The forecasted pool-level assumptions are impacted by a mix of macroeconomic factors not limited to, but including gross domestic product, national unemployment rates, and housing price indices. The modeling technique selected requires management to use significant judgment and use subjective and complex measurements about matters that are inherently uncertain. Changes in the assumptions used in the estimate may not occur at the same rate, may not be consistent in across product types, and may have offsetting impacts to other changing variables and inputs, which could have a material effect on the Company’s financial results.

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

Our audit procedures to address this critical audit matter primarily included the following:

•Tested the operating effectiveness of controls over the modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of December 31, 2025, including:

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

•Substantively tested management’s application of the selected modeling techniques and qualitative adjustments used in the estimate for ACL on loans as of December 31, 2025, including:

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
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors
First Western Financial, Inc.
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited First Western Financial Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements") and our report dated February 27, 2026 expressed an unqualified opinion.

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

/s/ Crowe LLP

Denver, Colorado
February 27, 2026

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2025	2024
Assets
Cash and cash equivalents:
Cash and due from banks	$9,755	$9,770
Interest-bearing deposits in other financial institutions	190,526	228,171
Total cash and cash equivalents	200,281	237,941

Available-for-sale debt securities, at fair value (amortized cost of $45,623 and $0, respectively)	45,607	—
Held-to-maturity debt securities, net of allowance for credit losses of $74 and $71 (fair value of $90,635 and $68,161), respectively	94,970	75,724
Correspondent bank stock, at cost	6,764	5,864
Mortgage loans held for sale, at fair value	40,176	25,455
Loans held for sale, at fair value	—	251
Loans (includes $3,182 and $7,283 measured at fair value, respectively)	2,650,423	2,425,565
Allowance for credit losses	(21,441)	(18,330)
Loans, net	2,628,982	2,407,235
Premises and equipment, net	25,687	24,129
Accrued interest receivable	11,209	10,364
Accounts receivable	4,579	4,763
Other receivables	2,444	5,710
Other real estate owned, net	3,040	35,929
Goodwill and other intangible assets, net	31,422	31,627
Deferred tax assets, net	4,003	3,079
Company-owned life insurance	17,416	16,961
Other assets	38,401	34,005
Total assets	$3,154,981	$2,919,037

Liabilities
Deposits:
Noninterest-bearing	$344,969	$375,603
Interest-bearing	2,401,606	2,138,606
Total deposits	2,746,575	2,514,209
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	62,841	57,038
Subordinated notes	44,772	52,565
Accrued interest payable	1,295	1,995
Other liabilities	33,938	40,908
Total liabilities	2,889,421	2,666,715

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,725,731 and 9,667,142 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	194,166	193,585
Retained earnings	72,703	59,515
Accumulated other comprehensive loss	(1,309)	(778)
Total shareholders’ equity	265,560	252,322
Total liabilities and shareholders’ equity	$3,154,981	$2,919,037
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$145,376	$139,994
Loans accounted for under the fair value option	311	636
Investment securities	4,480	2,658
Interest-bearing deposits in other financial institutions	9,044	8,900
Dividends, restricted stock	576	463
Total interest and dividend income	159,787	152,651

Interest expense:
Deposits	79,461	82,541
Other borrowed funds	4,958	5,786
Total interest expense	84,419	88,327
Net interest income	75,368	64,324
Less: Provision for credit losses	5,025	1,933
Net interest income, after provision for credit losses	70,343	62,391

Non-interest income:
Trust and investment management fees	18,452	19,193
Net gain on mortgage loans	4,443	4,912
Net gain (loss) on loans held for sale	222	(105)
Bank fees	1,345	2,036
Risk management and insurance fees	551	1,664
Income on company-owned life insurance	455	431
Net gain (loss) on loans accounted for under the fair value option	6	(999)
Net gain on other real estate owned	459	—
Unrealized gain (loss) recognized on equity securities	14	(33)
Other	624	581
Total non-interest income	26,571	27,680
Total income before non-interest expense	96,914	90,071

Non-interest expense:
Salaries and employee benefits	46,118	45,040
Occupancy and equipment	8,228	8,282
Professional services	7,685	7,951
Technology and information systems	4,257	4,170
Data processing	4,790	4,179
Marketing	1,220	1,208
Amortization of other intangible assets	206	226
Other	7,336	7,436
Total non-interest expense	79,840	78,492
Income before income taxes	17,074	11,579
Income tax expense	3,886	3,106
Net income available to common shareholders	$13,188	$8,473

Earnings per common share:
Basic	$1.36	$0.88
Diluted	1.34	0.87

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2025	2024
Net income	$13,188	$8,473
Other comprehensive (loss) income items:
Unrealized loss on available-for-sale securities	(16)	—
Income tax effect	4	—
Amortization of net unrealized loss for the reclassification of available-for-sale securities transferred to held-to-maturity included in interest income	237	501
Income tax effect	(56)	(120)
Unrealized (loss) gain on cash flow hedge	(906)	52
Income tax effect	206	(13)
Total other comprehensive (loss) income	(531)	420
Comprehensive income	$12,657	$8,893
See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
Balance, January 1, 2024	9,581,183	$192,894	$51,042	$(1,198)	$242,738
Net income	—	—	8,473	—	8,473
Other comprehensive income, net of tax and reclassifications	—	—	—	420	420
Repurchase of common stock	(5,501)	(89)	—	—	(89)
Net settlement of share awards	91,460	(706)	—	—	(706)
Stock-based compensation	—	1,486	—	—	1,486
Balance as of December 31, 2024	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	13,188	—	13,188
Other comprehensive loss, net of tax and reclassifications	—	—	—	(531)	(531)
Repurchase of common stock	(40,333)	(784)	—	—	(784)
Net settlement of share awards	98,265	(802)	—	—	(802)
Net settlement of stock options	657	(6)	—	—	(6)
Stock-based compensation	—	2,173	—	—	2,173
Balance as of December 31, 2025	9,725,731	$194,166	$72,703	$(1,309)	$265,560

See accompanying notes to consolidated financial statements.

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$13,188	$8,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of investment securities	15	(75)
Stock dividends received on correspondent bank stock	(576)	(463)
Provision for credit losses	5,025	1,933
Net (gain) loss on loans held for sale	(222)	105
Net gain on mortgage loans	(4,443)	(4,912)
Origination of mortgage loans held for sale	(378,685)	(383,307)
Proceeds from mortgage loans	367,628	369,629
Loss on disposal of fixed assets	43	—
Depreciation and amortization	2,636	2,565
Net amortization of purchase accounting adjustments	621	138
Deferred income tax (benefit) expense	(770)	3,123
Purchase of solar tax credits	(1,165)	—
Income on company-owned life insurance	(455)	(431)
Stock-based compensation	2,173	1,486
Provision for other real estate owned	1,349	1,107
Net gain on other real estate owned	(459)	—
Unrealized (gain) loss recognized on equity securities	(14)	33
Net (gain) loss on loans accounted for under the fair value option	(6)	999
Net changes in operating assets and liabilities:
Change in accounts receivable	(18)	550
Change in accrued interest receivable and other assets	1,711	480
Change in accrued interest payable and other liabilities	(9,375)	(827)
Net cash (used in) provided by operating activities	(1,799)	606
Cash flows from investing activities
Activity in available-for-sale debt securities:
Maturities, prepayments, and calls	4,376	—
Purchases	(49,947)	—
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	13,367	8,736
Purchases	(32,446)	(9,782)
Purchases of correspondent bank stock	(5,591)	(6,865)
Redemption of correspondent bank stock	5,267	8,619
Contributions to low-income housing tax credit investments	(1,673)	(803)
Loan and note receivable originations and principal collections, net	(217,982)	85,426
Purchases of premises and equipment	(3,970)	(1,213)
Proceeds from sale of loans	—	5,582
Purchase of loans	(7,838)	(23,259)
Proceeds from sale of other real estate owned	31,999	—
Net cash (used in) provided by investing activities	(264,438)	66,441
Cash flows from financing activities
Net change in deposits	232,366	(14,830)
Payments to Federal Home Loan Bank borrowings	(179,734)	(276,201)
Proceeds from Federal Home Loan Bank borrowings	187,066	240,026
Payments to Federal Reserve borrowings	(1,529)	(42,498)
Proceeds from Federal Reserve borrowings	—	10,000
Payments to subordinated note holders	(8,000)	—
Repurchase of common stock	(784)	(89)
Cash paid for withholding taxes on exercised stock options	(6)	—
Cash paid for withholding taxes on share-based awards	(802)	(706)
Net cash provided by (used in) financing activities	228,577	(84,298)

Net change in cash and cash equivalents	(37,660)	(17,251)
Cash and cash equivalents, beginning of year	237,941	255,192
Cash and cash equivalents, end of period	$200,281	$237,941

FIRST WESTERN FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(in thousands)

	Years Ended December 31,
	2025	2024
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$85,119	$90,125
Income tax payment	—	93
Cash paid for lease liabilities	3,090	3,576
Supplemental noncash disclosures:
Transfer (to) from loans held for investment (from) to loans held for sale	(594)	5,834
Lease right-of-use-asset obtained in exchange for lease liabilities	4,160	12,619
Transfers from loans, net of participations, to other real estate owned	—	27,390

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
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (Bank). The Bank wholly owns First Western Merger Corporation (Merger Corp.), which is therefore indirectly wholly-owned by FWFI.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for financial information, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC), and where applicable, reporting practices prescribed for the banking and investment advisory industries.
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
Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of December 31, 2025 and December 31, 2024, 84.2% and 78.9%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, deposits at other financial institutions with original maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities: Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a pricing service, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of other comprehensive income in shareholders' equity. Debt securities for which we have the intent and ability to hold to their maturity are classified as held-to-maturity debt securities and are recorded at amortized cost. Held-to-maturity debt securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity.
Net purchase premiums and discounts are recognized in interest income using the interest method over the terms of the debt securities, without anticipating prepayments, except for mortgage-backed debt securities where prepayments are anticipated.
Equity mutual funds are recorded at fair value within the Other assets line of the Consolidated Balance Sheets with changes recorded in the Unrealized loss recognized on equity securities line of the Consolidated Statements of Income.
Allowance for Credit Losses (ACL) - loans: The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL excludes loans held for sale and loans accounted for under the fair value option. The Company elected to not measure an ACL for accrued interest receivables, as we write off applicable accrued interest receivable balances in a timely manner when a loan is placed on non-accrual status, in which any accrued but uncollected interest is reversed from current income. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Actual Company and regional peer historical credit loss experience provides the basis for the estimation of expected credit losses. The Company identified and grouped portfolio segments based on risk characteristics and underlying collateral. The call code for each financial asset type was assessed and, expanded for certain call codes into separate segments based on risk characteristics.
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
ACL - Held-to-maturity (HTM) debt securities: The majority of our HTM investment portfolio consists of securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label mortgage-backed securities (MBS) and corporate bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectability of private label MBS and corporate bonds taking into consideration factors such as the asset quality and delinquencies of the issuers.
The Company has elected to exclude accrued interest from the estimate of credit losses for HTM debt securities. As part of its non-accrual policy, the Company charges-off uncollectable interest at the time it is determined to be uncollectable.
Correspondent Bank Stock: Correspondent bank stock includes stock in the Federal Home Loan Bank of Topeka (FHLB), Federal Reserve Bank (FRB), and Bankers’ Bank of the West (BBW), which are considered restricted securities because the Company may be required to hold the stock in order to maintain the correspondent banking relationship with these institutions. No ready market exists for the FHLB and FRB stock and therefore, no quoted market values exist. For financial reporting purposes, the FHLB and FRB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. The BBW stock is carried at fair value. No impairment was recorded as of December 31, 2025 and 2024. Both cash and stock dividends are reported as income when received.
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
The Company assigns a Credit Risk Rating (CRR) to each loan in the portfolio. The Company's risk grading system is consistent with the grades used by regulatory agencies. The CRR is assessed whenever new information impacting the loan is received and factors impacting the CRR are not always related to financial metrics, including; industry, economy, management, competition and business model changes. The Company's risk ratings are summarized into the following categories; pass, special mention, substandard, and doubtful. See Note 4 - Loans and the Allowance for Credit Losses for definitions of these risk ratings. The following summarizes our loan portfolio by type of loan and the associated risks.

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
•Consumer and other—consists of unsecured consumer loans. This segment of our portfolio is affected by a variety of local and national economic factors affecting borrowers’ employment prospects, income levels, and overall economic sentiment. Loans held for investment accounted for under the fair value option are also classified within this line item and had an unpaid principal balance of $3.2 million and $7.5 million as of December 31, 2025 and December 31, 2024, respectively.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net identifiable tangible and intangible assets acquired in business combinations. The Company has acquired other identifiable intangible assets, primarily consisting of customer relationships, non-competition agreements, and recorded goodwill through its acquisition of financial services companies. Goodwill and other indefinite-lived intangible assets are not amortized, but are tested for impairment at the reporting unit level at least annually. The Company has selected October 31 as the date to perform its annual impairment tests. Impairment exists when the carrying amount of the goodwill and other intangible assets exceeds their estimated fair values. Impairment losses, if any, are recognized as a charge to non-interest expense and an adjustment to the carrying value of the goodwill or other intangible assets. Subsequent reversals of impairment charges are prohibited. Goodwill is the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets. Other definite-lived intangible assets, including customer relationship intangibles, are amortized on an accelerated basis over periods representing the estimated remaining lives of the assets of one to ten years and are evaluated for impairment when events or changes in circumstances indicate the carrying values of such assets may not be recoverable. As of December 31, 2025, the Company believes the carrying value of its goodwill not to be impaired and other intangible assets to be recoverable.
Company-Owned Life Insurance: The Company has purchased life insurance policies on certain current and former officers and key employees. Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Leases: Leases represent a contract that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company leases certain identified assets from third parties. Leases in which the Company is determined to be the lessee are primarily operating leases. Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. Operating leases are included in the Other assets and Other liabilities line items of the Consolidated Balance Sheets and lease expense for lease payments is recognized on a straight-line basis over the lease term. Right-of-use (ROU) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. An ROU asset represents the right to use the underlying asset for the lease term and also includes any direct costs and payments made prior to lease commencement and excludes lease incentives. When an implicit rate is not available, an incremental borrowing rate based on the information available at commencement date is used in determining the present value of the lease payments. A lease term may include an option to extend or terminate the lease when it is reasonably certain the option will be exercised. Short-term leases of 12 months or less are excluded from accounting guidance; as a result, the lease payments are recognized on a straight-line basis over the lease term and the leases are not reflected on the Company’s Consolidated Balance Sheets. Renewal and termination options are considered when determining short-term leases. Leases are accounted for on an individual lease level. Rent holidays and rent escalations are recognized on a straight-line basis to lease expense over the lease term. The landlord/tenant incentives are recorded as a reduction to the right-of-use asset and depreciated on a straight line basis over the remaining lease term once the assets are placed in service.

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
Mortgage Banking Derivatives: Commitments to fund mortgage loans, interest rate lock commitments (IRLC) and forward sale commitments (FSC), to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Consolidated Statements of Income.
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

Deposit Concentrations: Total deposits have some concentration through third party networks or sources. As of December 31, 2025, $881.1 million or 32.1% of Total deposits were made up of reciprocal deposits and $115.8 million or 4.2% were sourced through deposit brokers. As of December 31, 2025, 36.3% of our total deposits consisted of our 10 largest depositors.
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
Low-Income Housing Tax Credits (LIHTC): The Company invests in projects to create affordable housing. These investments are classified as Other assets on the Consolidated Balance Sheets. Investments in affordable housing projects that qualify for low-income housing tax credits are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income.
Solar Investment Tax Credit (ITC): The Company purchases solar investment tax credits (ITCs) that are transferable, nonrefundable federal tax incentives intended to encourage investment in renewable energy infrastructure in accordance with ASC 740, “Income Taxes" and Section 48 “Energy Credit” of the Internal Revenue Code. Upon entering into a binding agreement to acquire a transferable solar ITC, the Company recognizes a deferred tax asset equal to the amount paid for the credit, assuming it is more likely than not that the credit will be realized against future taxable income only to the extent that tax credits offset no more than 75% of the total tax liability. Upon utilization of the credit against current-year tax liabilities, the Company reduces the deferred tax asset with a corresponding reduction to current tax expense. The tax benefit is recorded in the period the credit is used. Management assesses realizability of the deferred tax asset in accordance with ASC 740, including the application of valuation allowances if needed.
Revenue Recognition: In accordance with the Financial Accounting Standards Board (FASB), ASC 606 Revenue from Contracts with Customers (ASC 606), trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of the assets under management and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Consolidated Statements of Income for the years ended December 31, 2025 and 2024 are considered in scope of Topic 606.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently adopted accounting pronouncements: The following reflect recent accounting pronouncements that have been adopted by the Company during the Company’s fiscal year ended December 31, 2025.
On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures, which enhances a company's income tax disclosures to include additional information related to rate reconciliations and income taxes paid. This guidance was effective for companies with fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on January 1, 2025 on a retrospective approach. Refer to Note 13 - Income Taxes for additional information.
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
On November 12, 2025, the FASB issued ASU 2025‑08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach in Topic 326. This guidance is effective for companies with fiscal years beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company expects to adopt this standard beginning January 1, 2027. The Company is currently evaluating this standard and does not expect the adoption to have a material impact.

NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized or unrecognized gains and losses as of the date noted (dollars in thousands):

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$45,623	$54	$(70)	$45,607	$—
Total debt securities available-for-sale	$45,623	$54	$(70)	$45,607	$—

December 31, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$248	$1	$—	$249	$—
U.S. government agencies and sponsored enterprises	3,412	3	(131)	3,284	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	59,839	209	(3,005)	57,043	—
Residential mortgage-backed securities - other	751	—	(47)	704	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6,138	—	(8)	6,130	—
Corporate bonds	24,656	116	(1,547)	23,225	(74)
Total debt securities held-to-maturity	$95,044	$329	$(4,738)	$90,635	$(74)

December 31, 2024	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$246	$—	$(4)	$242	$—
U.S. government agencies and sponsored enterprises	3,874	5	(255)	3,624	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	47,220	—	(4,514)	42,706	—
Residential mortgage-backed securities - other	877	—	(65)	812	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	173	—	(14)	159	—
Corporate bonds	23,405	—	(2,787)	20,618	(71)
Total debt securities held-to-maturity	$75,795	$5	$(7,639)	$68,161	$(71)
Net accretion of premiums and amortization of discounts related to debt securities during the years ended December 31, 2025 and 2024 was immaterial and $0.1 million, respectively, and is included in Net interest income in the Consolidated Statements of Income.

As of December 31, 2025, the amortized cost and estimated fair value of debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due between one year and five years	—	—	6,938	6,988
Due between five years and ten years	—	—	17,966	16,486
Due after ten years	—	—	—	—
Securities (MBS and Agency)	45,623	45,607	70,140	67,161
Total	$45,623	$45,607	$95,044	$90,635
In 2022, the Company committed $6.0 million in total to two bank technology funds. Additionally, in 2025, the Company committed $3.0 million to a sale-leaseback fund as well as $3.0 million to a bank technology fund. During the years ended December 31, 2025 and 2024, the Company made $2.2 million and $0.5 million in contributions to the fund partnerships and received $0.1 million and $0.3 million of return on investments from the partnerships, respectively. Additionally, during the years ended December 31, 2025 and 2024, the Company received $0.2 million and $0 of returns of capital from the partnerships, respectively. As of December 31, 2025 and 2024, the Company held a balance of investments in the partnerships of $4.5 million and $2.5 million, respectively, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $7.4 million in future contributions.
In 2014, the Company began investing in a small business investment company (SBIC) fund administered by the Small Business Administration (SBA). The Company made $0 and $0.2 million in contributions to the SBIC fund during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.5 million in future SBIC investments.
As of December 31, 2025 and 2024, AFS and HTM securities with carrying values of $29.8 million and $34.9 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of December 31, 2025 and 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any securities during the years ended December 31, 2025 or 2024. The Company did not transfer securities between debt securities AFS and HTM during the years ended December 31, 2025 and 2024.
The following presents AFS debt securities that were in an unrealized loss position, based on the length of time the individual debt securities have been in an unrealized loss position:

	December 31, 2025
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6	$27,693	$(70)	$—	$—	$27,693	$(70)
Total debt securities available-for-sale	6	$27,693	$(70)	$—	$—	$27,693	$(70)

Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our investment portfolio consists of securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label MBS and corporate bonds. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology on estimating credit losses.
As of December 31, 2025, accrued interest receivable on AFS debt securities and HTM debt securities was $44 thousand and $0.4 million, respectively. As of December 31, 2024, accrued interest receivable of HTM debt securities was $0.3 million. Accrued interest receivable for debt securities is excluded from the estimate of credit losses.
As of December 31, 2025, no ACL has been recognized on AFS debt securities in an unrealized loss position as management does not believe any of the debt securities are impaired due to reasons of credit quality. The Company’s AFS portfolio is comprised of mortgage-backed securities issued by U.S. government entities and agencies, which we consider the risk of credit loss to be zero. Total gross unrealized losses were attributable to changes in interest rates, relative to when the debt securities were purchased, and not due to the credit quality of the debt securities. The Company does not intend to sell the AFS debt securities that were in an unrealized loss position and it is not likely that the Company will be required to sell the AFS debt securities before recovery of their amortized cost basis, which may be at maturity.
The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL on HTM debt securities was $74 thousand and $71 thousand as of December 31, 2025 and 2024, respectively.
The following presents the activity in the ACL for debt securities HTM by major security type for the periods noted:

	Years Ended December 31,
	2025		2024
(dollars in thousands)	Corporate Bonds	Corporate MBS	Corporate Bonds	Corporate MBS
Allowance for credit losses:
Beginning balance	$71	$—	$71	$—
Provision for credit losses	3	—	—	—
Securities charged-off (recoveries)	—	—	—	—
Total ending allowance balance	$74	$—	$71	$—
The Company monitors the credit quality of debt securities on a quarterly basis. As of December 31, 2025 and 2024, there were no debt securities past due or on non-accrual.
NOTE 3 – CORRESPONDENT BANK STOCK
The following table presents the Company’s investments in correspondent bank stock, as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
FHLB	$6,725	$5,828
BBW	39	36
Total	$6,764	$5,864

NOTE 4 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following table presents a summary of the Company’s loans at amortized cost as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
Cash, securities, and other	$164,726	$119,834
Consumer and other	19,596	17,482
Construction and development	189,081	314,481
1-4 family residential	1,033,665	962,901
Non-owner occupied CRE	809,875	611,239
Owner occupied CRE	204,078	172,019
Commercial and industrial	225,281	220,326
Total(1)	2,646,302	2,418,282
Portfolio layer method basis adjustment for hedged portfolio	939	—
Allowance for credit losses	(21,441)	(18,330)
Total, net	2,625,800	2,399,952
Loans accounted for under the fair value option(2)	3,182	7,283
Loans, net	$2,628,982	$2,407,235
_____________________________
(1)Total loans include net unamortized loan origination fees of $0.4 million and $0.3 million as of December 31, 2025 and 2024, respectively, and net unamortized discounts on loan purchased or acquired of $2.9 million and $3.5 million as of December 31, 2025 and 2024, respectively.
(2)Includes $3.2 million and $7.5 million of unpaid principal balance of loans held for investment measured at fair value as of December 31, 2025 and 2024, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 16 – Fair Value.
As of December 31, 2025 and 2024, total loans held for investment included $121.3 million and $164.3 million, respectively, of performing loans purchased through mergers or acquisitions.
As of December 31, 2025, the Company did not hold any Main Street Lending Program (MSLP) loans. As of December 31, 2024, the Company’s Commercial and Industrial loans included one MSLP loans with the net carrying amount of $1.7 million, or 0.8% of the total category.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$—	$—	$1,704	$1,704	$163,022	$164,726	$—	$164,726
Consumer and other	—	—	—	—	19,596	19,596	3,182	22,778
Construction and development	—	—	—	—	189,081	189,081	—	189,081
1-4 family residential	417	—	—	417	1,033,248	1,033,665	—	1,033,665
Non-owner occupied CRE	—	—	—	—	809,875	809,875	—	809,875
Owner occupied CRE	—	—	—	—	204,078	204,078	—	204,078
Commercial and industrial	2,267	—	14,683	16,950	208,331	225,281	—	225,281
Total	$2,684	$—	$16,387	$19,071	$2,627,231	$2,646,302	$3,182	$2,649,484

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$—	$—	$1,704	$1,704	$118,130	$119,834	$—	$119,834
Consumer and other	—	—	—	—	17,482	17,482	7,283	24,765
Construction and development	—	—	—	—	314,481	314,481	—	314,481
1-4 family residential	3,971	—	—	3,971	958,930	962,901	—	962,901
Non-owner occupied CRE	—	—	—	—	611,239	611,239	—	611,239
Owner occupied CRE	350	—	—	350	171,669	172,019	—	172,019
Commercial and industrial	4,999	—	10,870	15,869	204,457	220,326	—	220,326
Total	$9,320	$—	$12,574	$21,894	$2,396,388	$2,418,282	$7,283	$2,425,565
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
There were no loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025. During the year ended December 31, 2024, there was one loan modification made to a borrower experiencing financial difficulty.
The following presents the amortized cost basis as of December 31, 2024 of loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the year ended December 31, 2024:

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Combination: term extension and principal forgiveness	Combination: term extension and interest rate reduction	Total class of financing receivable
Commercial and industrial	$—	$—	$967	$—	$—	0.4%
Total	$—	$—	$967	$—	$—
The following present the financial effect by type of modification made to borrowers experiencing financial difficulty during the period noted:

Year Ended December 31,
2024
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and industrial	$—	—	5 months
There were no loans that experienced a default during the years ended December 31, 2025 and 2024, subsequent to being granted a modification in the preceding twelve months.

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

	December 31, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Commercial and industrial	790	14,855	—
Total	$2,494	$16,559	$—
_____________________________
(1)As of December 31, 2025, the Company had an allowance of $3.3 million on non-accrual loans.

	December 31, 2024
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Commercial and industrial	10,870	11,048	—
Total	$12,574	$12,752	$—
____________________________
(1)As of December 31, 2024, the Company had an allowance of $0.1 million for non-accrual loans.

The Company recognized no interest income on non-accrual loans during the years ended December 31, 2025 and 2024. The Company reversed $0.1 million and $0.7 million of interest income on non-accrual loans during the years ended December 31, 2025 and 2024, respectively.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually evaluated to determine expected credit losses, by class of loans as of the date noted:

	As of December 31, 2025
	Collateral Dependent Loans
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	14,855	14,855
Total	$1,704	$14,855	$16,559

	As of December 31, 2024
	Collateral Dependent Loans
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	12,015	12,015
Total	$1,704	$12,015	$13,719

Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers for differences between comparable sales and income data available. During the year ended December 31, 2024, the Company recorded $37.0 million of OREO as a result of obtaining physical possession of foreclosed properties as partial consideration for amounts owed on non-accrual loans related to a single loan relationship. During the years ended December 31, 2025 and 2024, the Company recorded OREO provisions of $1.3 million and $1.1 million, respectively. During the year ended December 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. As of December 31, 2025 and 2024, OREO properties had carrying amounts of $3.0 million and $35.9 million, respectively. As of December 31, 2025 and 2024, there were no loans secured by real estate in the process of foreclosure.
Allowance for Credit Losses on Loans
The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at December 31, 2025 and 2024 was $10.4 million and $9.8 million, respectively, presented in Accrued interest receivable on the Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The ACL represents management’s best estimate of current expected credit losses (CECL) for loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative discounted cash flow models use economic forecasts including; housing price index (HPI), gross domestic product (GDP), and national unemployment.
Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the ACL by portfolio segment during the periods presented:

(dollars in thousands)	Cash, securities, and other	Consumer and other	Construction and development	1-4 family residential	Non-owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in allowance for credit losses for the year ended December 31, 2025
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
Provision for (release of) credit losses	740	(52)	(2,974)	631	19	303	6,326	4,993
Charge-offs	—	—	—	—	—	(111)	(2,031)	(2,142)
Recoveries	—	5	—	15	—	—	240	260
Ending balance	$1,150	$138	$2,210	$5,846	$4,359	$846	$6,892	$21,441

(dollars in thousands)	Cash, securities, and other	Consumer and other	Construction and development	1-4 family residential	Non-owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in allowance for credit losses for the year ended December 31, 2024
Beginning balance	$961	$124	$7,945	$4,370	$2,325	$1,034	$7,172	$23,931
(Release of) provision for credit losses	(551)	82	(2,761)	824	2,015	(380)	4,210	3,439
Charge-offs	—	(50)	—	—	—	—	(9,352)	(9,402)
Recoveries	—	29	—	6	—	—	327	362
Ending balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330

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
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of December 31, 2025 and 2024. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands).

	Term Loans Amortized Cost by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, securities, and other
Pass	$49,565	$1,347	$1,805	$3,506	$9,260	$13,255	$84,284	$163,022
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total cash, securities, and other	$49,565	$1,347	$1,805	$3,506	$9,260	$13,255	$85,988	$164,726
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$212	$275	$—	$765	$302	$512	$17,480	$19,546
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	1	—	2,874	268	39	—	3,182
Total consumer and other	$212	$276	$—	$3,639	$570	$551	$17,530	$22,778
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and development
Pass	$38,696	$53,248	$45,026	$23,589	$891	$9,560	$4,970	$175,980
Special mention	—	—	—	12,124	—	—	—	12,124
Substandard	—	461	516	—	—	—	—	977
Doubtful	—	—	—	—	—	—	—	—
Total construction and development	$38,696	$53,709	$45,542	$35,713	$891	$9,560	$4,970	$189,081
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
1-4 family residential
Pass	$220,541	$52,322	$61,879	$318,753	$113,011	$152,134	$112,114	$1,030,754
Special mention	—	—	—	1,370	—	1,421	118	2,909
Substandard	—	—	—	—	—	—	2	2
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential	$220,541	$52,322	$61,879	$320,123	$113,011	$153,555	$112,234	$1,033,665
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied CRE
Pass	$119,685	$59,473	$50,166	$296,138	$72,242	$112,279	$31,170	$741,153
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3,706	22,872	22,716	19,428	—	—	68,722
Doubtful	—	—	—	—	—	—	—	—
Total non-owner occupied CRE	$119,685	$63,179	$73,038	$318,854	$91,670	$112,279	$31,170	$809,875
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied CRE
Pass	$46,082	$4,105	$2,926	$36,535	$39,613	$73,657	$1,160	$204,078
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied CRE	$46,082	$4,105	$2,926	$36,535	$39,613	$73,657	$1,160	$204,078
Current year-to-date gross write-offs	$—	$—	$—	$111	$—	$—	$—	$111
Commercial and industrial
Pass	$45,718	$22,601	$3,948	$22,911	$8,573	$35,145	$58,429	$197,325
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,025	6,874	1,762	9,857	4,438	27,956
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$45,718	$22,601	$8,973	$29,785	$10,335	$45,002	$62,867	$225,281
Current year-to-date gross write-offs	$—	$—	$—	$1,403	$—	$628	$—	$2,031
Total pass	$520,499	$193,371	$165,750	$702,197	$243,892	$396,542	$309,607	$2,531,858
Total special mention	—	—	—	13,494	—	1,421	118	15,033
Total substandard	—	4,167	28,413	29,590	21,190	9,857	6,194	99,411
Total doubtful	—	—	—	—	—	—	—	—
Total not rated(1)	—	1	—	2,874	268	39	—	3,182
Total	$520,499	$197,539	$194,163	$748,155	$265,350	$407,859	$315,919	$2,649,484
_____________________________
(1)Includes loans held for investment measured at fair value as of December 31, 2025. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, securities, and other
Pass	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$64,582	$118,130
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total cash, securities, and other	$11,564	$6,123	$3,649	$13,157	$5,143	$13,912	$66,286	$119,834
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer and other
Pass	$3,587	$4	$1,518	$355	$380	$548	$11,090	$17,482
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	1	—	6,215	940	71	56	—	7,283
Total consumer and other	$3,588	$4	$7,733	$1,295	$451	$604	$11,090	$24,765
Current year-to-date gross write-offs	$—	$1	$—	$—	$10	$39	$—	$50
Construction and development
Pass	$48,872	$58,224	$191,874	$992	$9,395	$—	$839	$310,196
Special mention	—	—	—	—	—	—	—	—
Substandard	469	3,816	—	—	—	—	—	4,285
Doubtful	—	—	—	—	—	—	—	—
Total construction and development	$49,341	$62,040	$191,874	$992	$9,395	$—	$839	$314,481
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential
Pass	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential	$98,612	$89,537	$351,026	$126,116	$104,427	$63,930	$129,253	$962,901
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-owner occupied CRE
Pass	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total non-owner occupied CRE	$48,445	$42,527	$260,055	$101,067	$70,896	$57,676	$30,573	$611,239
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied CRE
Pass	$4,177	$3,126	$44,034	$41,663	$29,402	$45,640	$1,531	$169,573
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	2,096	—	—	—	350	2,446
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied CRE	$4,177	$3,126	$46,130	$41,663	$29,402	$45,640	$1,881	$172,019
Current year-to-date gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$21,922	$9,741	$58,160	$11,324	$5,435	$27,237	$58,665	$192,484
Special mention	—	456	685	—	—	—	7,979	9,120
Substandard	967	178	1,988	—	4,422	10,871	296	18,722
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$22,889	$10,375	$60,833	$11,324	$9,857	$38,108	$66,940	$220,326
Current year-to-date gross write-offs	$—	$1,202	$16	$6,935	$1,199	$—	$—	$9,352

	Term Loans Amortized Cost by Origination Year
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Total pass	$237,179	$209,282	$910,316	$294,674	$225,078	$208,943	$296,533	$2,382,005
Total special mention	—	456	685	—	—	—	7,979	9,120
Total substandard	1,436	3,994	4,084	—	4,422	10,871	2,350	27,157
Total doubtful	—	—	—	—	—	—	—	—
Total not rated(1)	1	—	6,215	940	71	56	—	7,283
Total	$238,616	$213,732	$921,300	$295,614	$229,571	$219,870	$306,862	$2,425,565
_____________________________
(1)Includes loans held for investment measured at fair value as of December 31, 2024. Includes fair value adjustments on loans held for investment accounted for under the fair value option.
NOTE 5 – PREMISES AND EQUIPMENT, NET
The following presents a summary of the cost and accumulated depreciation of premises and equipment as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
Building and building improvements	$13,758	$12,207
Leasehold improvements, including artwork	14,886	14,178
Land	4,980	4,980
Equipment and software	8,845	7,572
Gross premises and equipment	42,469	38,937
Less: accumulated depreciation	(16,782)	(14,808)
Premises and equipment, net	$25,687	$24,129
During the year ended December 31, 2025, the Company retired $0.5 million of equipment and software for a loss of $43 thousand. During the year end December 31, 2024, the the Company retired an immaterial amount of equipment and software for an immaterial loss.
Depreciation expense for Premises and equipment, net for the years ended December 31, 2025 and 2024 totaled $2.4 million and $2.3 million, respectively.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of December 31, 2025, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of December 31, 2025 and 2024.
The following presents the Company’s intangible assets and related accumulated amortization as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
Other intangibles	$5,270	$5,270
Less: accumulated amortization on other intangibles	(4,248)	(4,043)
Other intangible assets, net	$1,022	$1,227

Amortization expense on definite-lived customer relationship and non-compete intangible assets was $0.2 million for the years ended December 31, 2025 and 2024. The following presents the expected amortization expense on definite-lived intangible assets existing as of December 31, 2025 (dollars in thousands):

Year Ending December 31,	Expense
2026	$193
2027	183
2028	175
2029	166
2030	157
Thereafter	148
Total	$1,022
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
The Company elected to not include short-term leases with initial terms of twelve months or less, on the Consolidated Balance Sheets. The following table presents the classification of the right-of-use assets and corresponding liabilities within the Consolidated Balance Sheets, as of the dates noted:

		December 31,
(dollars in thousands)		2025	2024
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$20,479	$19,161

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$23,012	$20,959
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

	December 31,
	2025	2024
Weighted-Average Remaining Lease Term
Operating leases	8.06 years	9.09 years

Weighted-Average Discount Rate
Operating leases	4.19%	4.14%

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

	Year Ended December 31,
(dollars in thousands)	2025	2024
Lease Costs
Operating lease cost	$3,577	$3,370
Variable lease cost	1,825	2,282
Lease costs, net	$5,402	$5,652
The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2026	$1,929
2027	2,346
2028	2,192
2029	4,016
2030	3,810
Thereafter	14,451
Total future minimum lease payments	28,744
Less: imputed interest	(5,732)
Present value of net future minimum lease payments	$23,012
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the years ended December 31, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively, of lease income.
The following table presents a maturity analysis of the Company’s lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2026	$194
2027	176
2028	54
2029	56
2030	58
Thereafter	15
Total undiscounted operating lease income	$553

NOTE 8 – DEPOSITS
The following table presents the Company’s interest-bearing deposits as of the dates noted:

	December 31,
(dollars in thousands)	2025	2024
Money market deposit accounts	$1,913,591	$1,513,605
Time deposits	352,473	471,415
Interest checking accounts	122,292	139,374
Savings accounts	13,250	14,212
Total interest-bearing deposits	$2,401,606	$2,138,606
Aggregate time deposits of $250 or greater	$115,313	$96,310
Overdraft balances classified as loans totaled $0.1 million and $0.2 million as of December 31, 2025 and 2024, respectively.
The following table presents the scheduled maturities of all time deposits for the next five years ending December 31 (dollars in thousands):

Year Ending December 31,	Time Deposits
2026	$327,898
2027	19,802
2028	2,810
2029	300
2030	1,663
Total	$352,473
NOTE 9 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of December 31, 2025 and 2024 amounted to $1.45 billion and $1.30 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $623.4 million as of December 31, 2025.
Upon maturity, the Company renewed a three-month $50.0 million FHLB advance on October 2, 2025. The rate for the borrowing is adjusted daily based on the SOFR rate plus 14.0 basis points. The advance matured on January 2, 2026 and was renewed for an additional three months.
The following presents the Company's maturities of FHLB borrowings (dollars in thousands):

		December 31,
Maturity Date	Rate %	2025	2024
January 1, 2026(1)	3.89%	$12,332	$5,000
January 2, 2026	3.85	50,000	50,000
Total		$62,332	$55,000
_____________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve supplied liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. For the years ended December 31, 2025 and 2024, the Company had outstanding $0.5 million and $2.0 million, respectively, under the PPPLF program which is included in the FHLB and Federal Reserve borrowings line of the Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of December 31, 2025 and 2024, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company's subordinated notes included in the Subordinated notes line of the Consolidated Balance Sheets (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance as of December 31, 2025(1)
November 2020	SOFR plus 402 basis points until maturity	Quarterly	12/1/2030	$10,000	$162	$10,000
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,963
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,809
_____________________________
(1)Remaining net balance includes amortization of debt issuance costs.
In 2025, a subordinated note with a carrying value of $8.0 million became eligible and was redeemed. For the years ended December 31, 2025 and 2024, the Company recorded $2.4 million and $2.7 million, respectively, of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 22 – Regulatory Capital Matters for additional information. As of December 31, 2025 and 2024, the Company was in compliance with the covenant requirements.
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
The following table presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	December 31,
	2025		2024
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$45,982	$506,809	$68,427	$453,520
Standby letters of credit	10,845	11,665	13,864	8,000
Commitments to make loans to sell	38,378	—	19,769	—
Commitments to make loans	20,316	20,212	4,029	15,563
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
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
To estimate the ACL on unfunded loan commitments that are not unconditionally cancellable, the Company determines the probability of funding based on historical utilization statistics for unfunded loan commitments. Loss rates are calculated using the same assumptions as the associated funded balance. Refer to Note 4 – Loans and the Allowance for Credit Losses for changes in the factors that influenced the current estimate of ACL and reasons for the changes. The following presents the changes in the ACL for unfunded loan commitments:

	December 31,
	2025	2024
Beginning balance	$672	$2,178
Provision for (release of) credit losses	29	(1,506)
Ending balance	$701	$672
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
The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2025 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the year ended December 31, 2025, the Company repurchased 40,333 shares under the authorization of the 2024 and 2025 Repurchase Plans. During the year ended December 31, 2024, the Company repurchased 5,501 shares under the authorization of the 2024 Repurchase Plan. As of December 31, 2025, there was $4,698,690 value of shares available for repurchase under the 2025 Repurchase Plan.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (the 2008 Plan) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (the 2016 Plan) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan were authorized to be issued under the 2016 Plan. Effective June 4, 2025, the Company’s stockholders approved the First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (the 2025 Plan), which included an increase of 150,000 shares to the 2025 Plan’s share reserve. The 2025 Plan is a continuation, and amendment and restatement, of the 2016 Plan. As of December 31, 2025, there were a total of 519,957 shares available for issuance under the 2025 Plan. Any shares covered by an award granted under the 2008 Plan that are forfeited, cancelled, or terminated for no consideration will (i) not be available for future awards under the 2008 Plan, (ii) be available for future awards under the 2025 Plan, and (iii) increase the share reserve of the 2025 Plan by one share for each share that is retained by or returned to the Company, subject to a maximum of 1,500,000 shares.
Stock Options
The Company did not grant any stock options during the years ended December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, the Company recognized no stock based compensation expense associated with stock options. As of December 31, 2025, the Company has no unrecognized stock-based compensation expense related to stock options.
The following table presents activity for nonqualified stock options for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	79,761	$25.30
Exercised	(29,894)	25.00
Forfeited or expired	(32,123)	24.77
Outstanding as of December 31, 2025	17,744	26.77	0.69 years	(1)
Options fully vested/exercisable as of December 31, 2025	17,744	26.77	0.69 years	(1)
_____________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
During the year ended December 31, 2025, the Company issued 657 net shares of common stock upon the exercise of stock options on a cashless basis. The remaining 29,011 and 226 shares, with combined market values at the dates of settlement of $0.7 million and $6 thousand, respectively, were withheld to cover the exercise price and employee withholding taxes.
As of December 31, 2025 and 2024, there were 17,744 and 79,761 options, respectively, that were exercisable. Exercise prices are between $25.00 and $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire on various dates in 2026.
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

The following table presents the activity for the Time Vesting Units and the Financial Performance Units during the year ended December 31, 2025:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2024	215,343	159,704
Granted	80,260	131,462
Vested	(71,555)	(65,377)
Forfeited	(27,320)	(52,332)
Outstanding as of December 31, 2025	196,728	173,456
During the year ended December 31, 2025, the Company issued 98,265 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 38,667 shares, with a combined market value at the dates of settlement of $0.8 million, were withheld to cover employee withholding taxes. During the year ended December 31, 2024, the Company issued 91,460 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 38,028 shares, with a combined market value at the dates of settlement of $0.7 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and Board of Director members at the date approved by the Company’s Board of Directors. The Company granted 80,260 Time Vesting Units with a five-year service period during the year ended December 31, 2025, that vest in equal installments of 20% on the anniversary of the grant date, assuming continuous employment through the scheduled vesting dates. During the years ended December 31, 2025 and 2024, the Company recognized compensation expense of $1.5 million, for the Time Vesting Units. As of December 31, 2025, there was $3.3 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.1 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 600%, then the Financial Performance Units will have a subsequent vesting period.
The following table presents the Company’s existing Financial Performance Units as of December 31, 2025 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life(1)	Financial Metric End Date	Vesting Requirement End Date
May 3, 2021 through August 11, 2021	55	14,187	—	0.0 years	December 31, 2023	December 31, 2025
On May 1, 2024	113	39,827	434	3.0 years	December 31, 2026	December 31, 2028
On March 17, 2025	200	20,886	183	2.0 years	December 31, 2027	December 31, 2027
On May 1, 2025	100	42,299	757	4.0 years	December 31, 2027	December 31, 2029
On June 4, 2025	100	66,700	1,114	2.5 years	December 31, 2025, 2026 & 2027	December 31, 2025, 2026, 2027 & June 4, 2030
_____________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.

The following table presents the Company’s Financial Performance Units activity for the years noted December 31 (dollars in thousands):

	Units Granted		Compensation Expense Recognized
Grant Period	2025	2024	2025	2024
May 1, 2020 through December 31, 2020, excluding November 18, 2020	—	—	$—	$15
On November 18, 2020	—	—	31	29
May 3, 2021 through August 11, 2021	—	—	53	(48)
On August 4, 2022(1)	—	—	—	(80)
On May 1, 2024	7,745	42,805	145	96
On March 17, 2025	10,443	—	73	—
On May 1, 2025	46,574	—	126	—
On June 4, 2025	66,700	—	276	—
_____________________________
(1)Performance period ended December 31, 2024 and performance threshold was not met and, therefore, no compensation expense was recognized for the years ended ended December 31, 2025.
NOTE 12 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except share and per share amounts)	2025	2024
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$13,188	$8,473

Denominator:
Basic weighted average shares	9,712,488	9,649,433
Earnings per common share - basic	$1.36	$0.88

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$13,188	$8,473

Denominator:
Basic weighted average shares	9,712,488	9,649,433
Diluted effect of common stock equivalents:
Time Vesting Units	45,370	29,624
Financial Performance Units	72,275	76,747
Total diluted effect of common stock equivalents	117,645	106,371
Diluted weighted average shares	9,830,133	9,755,804
Earnings per common share - diluted	$1.34	$0.87

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Year Ended December 31,
	2025	2024
Stock options	55,670	94,474
Time Vesting Units	37,870	96,056
Financial Performance Units	—	2,273
Total potentially dilutive securities	93,540	192,803
NOTE 13 – INCOME TAXES
The following presents the components of the Company’s income tax expense:

	December 31,
(dollars in thousands)	2025	2024
Current:
Federal	$4,334	$247
State and local	322	(264)
Total current tax expense (benefit)	4,656	(17)
Deferred:
Federal	(883)	2,766
State and local	113	357
Total deferred tax (benefit) expense	(770)	3,123
Income tax expense	$3,886	$3,106
Income before income taxes is entirely related to domestic activities as the Company does not have any foreign operations.

The following is a reconciliation of income taxes reflected on the Consolidated Statements of Income for the years ended December 31, 2025 and 2024, with income tax expense computed by applying the United States federal income tax rate of 21% to income before income taxes:

	December 31,
(dollars in thousands)	2025		2024
	Amount	Percent	Amount	Percent
Federal statutory income tax	$3,586	21.00%	$2,432	21.00%
Effect of:
State and local income taxes, net of federal benefit(1)	452	2.65	279	2.41
State low-income housing tax credits (LIHTC)	(132)	(0.77)	(167)	(1.44)
Tax credits
Federal LIHTC(2)	(277)	(1.62)	176	1.52
Solar investment tax credits	(135)	(0.79)	—	—
Nontaxable or nondeductible items
Section 162(m) limitation	228	1.34	118	1.02
Other	(90)	(0.53)	(96)	(0.83)
Other adjustments
Other	(117)	(0.68)	9	0.08
Income tax receivable true-up	281	1.65	99	0.85
Deferred tax asset true-up	90	0.51	256	2.21
Income tax expense	$3,886	22.76%	$3,106	26.82%
_____________________________
(1)State taxes in Colorado made up the majority (greater than 50 percent) of the tax effect in this category.
(2)For the year ended December 31, 2025, the federal LIHTC amount reflects income tax benefits of $0.7 million from tax credits and $0.2 million from allocated K-1 losses, partially offset by $0.6 million of amortization. For the year ended December 31, 2024, the federal LIHTC amount reflects $0.8 million of amortization, partially offset by income tax benefits of $0.5 million from tax credits and $0.1 million from allocated K-1 losses.
Income tax paid, net of refunds, were as follows:

	December 31,
(dollars in thousands)	2025	2024
Federal(1)	$1,165	$215
State and local
Arizona(2)	30	(47)
Total	$1,195	$168
_____________________________
(1)During the year ended December 31, 2025, the Company paid $1.2 million for the purchase of solar investment tax credits.
(2)During the years ended December 31, 2025 and 2024, the Company paid $30 thousand and $75 thousand for the purchase of Arizona state tax credits.

The following presents the principal components of the Company’s deferred tax items:

	December 31,
(dollars in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$472	$472
State deferred tax credits	66	—
Allowance for credit losses	5,059	4,327
Acquired loans fair market value adjustments	851	955
Loan accounted for under the fair value option	128	174
Lease liability	5,430	4,948
Stock-based compensation	610	840
Provision on other real estate owned	458	261
Other intangible assets	56	81
Unrealized losses on securities	404	250
Interest on non-accrual loans applied to principal	299	293
Unfunded commitment liability	165	159
Other	114	106
Total deferred tax assets	14,112	12,866
Deferred tax liabilities:
Goodwill	(1,505)	(1,384)
Depreciation	(2,370)	(2,787)
Right-of-use asset	(4,832)	(4,523)
Assets acquired at fair value	(426)	(476)
Loan costs	(88)	(71)
Losses from partnerships	(304)	—
FHLB redemption	(133)	(98)
Other	(3)	—
Total deferred tax liabilities	(9,661)	(9,339)
Valuation allowance	(448)	(448)
Net deferred tax asset	$4,003	$3,079
Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the total deferred tax assets. The net operating loss (NOL) carryforwards expire in tax years 2028 through 2032. As of December 31, 2025 and December 31, 2024, the Company had $5.5 million of California NOLs available for utilization. As of December 31, 2025, $5.2 million is recorded as a valuation allowance, resulting in a tax effected valuation allowance of $0.4 million. The Company identified no other material uncertain tax positions for which it is reasonably possible the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
The Company and its subsidiaries file tax returns for the United States and for multiple states and localities. The United States federal income tax returns of the Company are eligible to be examined for the years 2022 and forward and for the years 2021 and forward for major state taxing jurisdictions. There are no federal or state tax examinations currently in progress.
NOTE 14 – EMPLOYEE BENEFIT PLANS
The Company sponsors a 401(k) Plan, which is a defined contribution plan, in which substantially all associates are eligible to participate in and associates may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company may elect to make matching contributions as defined by the plan. For the years ended December 31, 2025 and 2024, the Company expensed matching contributions to the plan totaling $0.9 million and $0.8 million, respectively.

NOTE 15 – RELATED-PARTY TRANSACTIONS
The Bank extends credit to certain covered parties including Company directors, executive officers, and their affiliates. As of December 31, 2025 and 2024, there were no delinquent or non-performing loans to any executive officer or director of the Company. These covered parties, along with principal owners, management, immediate family of management or principal owners, a parent company and its subsidiaries, trusts for the benefit of employees, and other parties, may be considered related parties. The following table presents a summary of related-party loan activity for the fiscal years then ended:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$4,732	$25,358
Funded loans	1,566	12,515
Payments collected	(1,691)	(29,384)
Changes in related parties	—	(3,757)
Balance at end of period	$4,607	$4,732
Deposits from related parties held by the Bank as of December 31, 2025 and 2024 totaled $14.8 million and $16.4 million, respectively.
The Company leases office spaces from entities controlled by one of the Company’s Board of Director members. During each of the years ended December 31, 2025 and 2024, the Company incurred $0.6 million of expense related to these leases.
The Company earned trust and investment management fees of $0.1 million from related parties during each of the years ended December 31, 2025 and 2024. Assets under management for those related parties totaled $101.3 million and $113.2 million as of December 31, 2025 and 2024, respectively.
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

Guarantee Asset and Liability: The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value, which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a discounted cash flow model, for which significant unobservable inputs include assumed future prepayment rates (Conditional Prepayment Rate) and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.
Derivatives: Derivatives include our swap derivatives, which are compromised of cash flow hedges, fair value hedges, and derivatives not designated as hedges. The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.
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

The following tables present assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Available-for-sale debt securities, at fair value
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	$45,607	$—	$45,607
Mortgage loans held for sale	$—	$40,176	$—	$40,176
Loans held at fair value	$—	$—	$3,182	$3,182
Forward commitments and FSC	$—	$23	$—	$23
Equity securities	$650	$122	$—	$772
Guarantee asset	$—	$—	$243	$243
IRLC, net	$—	$748	$—	$748
Equity warrants	$—	$—	$756	$756
Swap derivative asset	$—	$952	$—	$952
Financial Liabilities
Forward commitments and FSC	$—	$174	$—	$174
Swap derivative liabilities	$—	$2,472	$—	$2,472

December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial Assets
Mortgage loans held for sale	$—	$25,455	$—	$25,455
Loans held for sale	$—	$251	$—	$251
Loans held at fair value	$—	$—	$7,283	$7,283
Forward commitments and FSC	$—	$225	$—	$225
Equity securities	$630	$122	$—	$752
Guarantee asset	$—	$—	$235	$235
IRLC, net	$—	$358	$—	$358
Equity warrants	$—	$—	$765	$765
Swap derivative asset	$—	$1,060		$1,060
Financial Liabilities
Forward commitments and FSC	$—	$13	$—	$13
Swap derivative liabilities	$—	$956	$—	$956
There were no transfers between levels during the years ended December 31, 2025 or 2024.
As of December 31, 2025, and 2024, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Consolidated Statements of Income.

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
In the first quarter of 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the write-down recorded in the fourth quarter of 2024 and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the ACL in the first quarter of 2025. During the year ended December 31, 2025, the Company reclassified $0.6 million of Loans held for sale to loans held for investment. During the year ended December 31, 2024, the Company reclassified $5.8 million of loans held for investment to Loans held for sale. The transfers occurred at the point in time the Company decided to sell the loans. During the years ended December 31, 2025 and 2024, a total of $0.0 and $5.4 million, respectively, reclassified loans held for sale were sold. As of December 31, 2025 and 2024, there were $0.0 and $0.3 million of loans held for sale, respectively.
As of December 31, 2025, there were 3 loans totaling $17 thousand, accounted for under the fair value option that were on non-accrual. As of December 31, 2024, there were 37 loans, totaling $0.1 million accounted for under the fair value option that were on nonaccrual. During the years ended December 31, 2025 and 2024, the Company recorded net charge-offs of $0.2 million and $1.2 million on loans accounted for under the fair value option to Net gain (loss) on loans accounted for under the fair value option on the Consolidated Statements of Income.
The following tables provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	December 31, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$40,176	$39,513	$663	$—	$—	$—	$—	$—	$—
Loans held for investment	3,182	3,215	(33)	16	17	(1)	16	17	(1)
	$43,358	$42,728	$630	$16	$17	$(1)	$16	$17	$(1)

	December 31, 2024
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$25,455	$25,217	$238	$—	$—	$—	$—	$—	$—
Loans held for sale	251	594	(343)	251	594	(343)	251	594	(343)
Loans held for investment	7,283	7,507	(224)	47	52	(5)	47	52	(5)
	$32,989	$33,318	$(329)	$298	$646	$(348)	$298	$646	$(348)

The following table presents the changes in fair value of loans accounted for under the fair value option as of the dates noted (dollars in thousands):

	Year Ended December 31,
(dollars in thousands)	2025	2024
Mortgage loans held for sale	$461	$41
Loans held for sale	222	(222)
Loans held for investment	191	179
	$874	$(2)
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Year Ended December 31, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$7,283	$235	$765
Originations	—	38	—
Gains/(losses) in net income, net	191	61	(9)
Net charge-offs	(185)	—	—
Settlements	(4,107)	(91)	—
Ending balance	$3,182	$243	$756

Year Ended December 31, 2024	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$13,726	$189	$795
Originations	—	78	—
Gains/(losses) in net income, net	179	26	(30)
Net charge-offs	(1,178)	—	—
Settlements	(5,444)	(58)	—
Ending balance	$7,283	$235	$765
Nonrecurring Fair Value
Other Real Estate Owned (OREO): Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between comparable sales and income data available. Such adjustments can be significant and typically result in Level 3 classifications of the inputs for determining fair value. OREO is evaluated annually for additional impairment and adjusted accordingly.
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

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$3,182	Discounted cash flow	Discount rate	6% to 7% (6%)
Guarantee asset	243	Discounted cash flow	Discount rate Prepayment rate	6% (6%) 20% (20%)
Equity warrants	756	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	33% to 74% (42%) 3% (3%) 2 years

Nonrecurring fair value
OREO:
1-4 family residential	3,040	Contract value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans:
Commercial and industrial	43	Sales comparison, Market approach - Guideline transaction method	Loss given default	75% (75%)
Commercial and industrial	8,619	Appraisal value	Commission	10% to 20% (17%)
Commercial and industrial	2,071	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (62%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2024
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$7,283	Discounted cash flow	Discount rate	7% to 8% (7%)
Guarantee asset	235	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 15% (15%)
Equity warrants	765	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	21% to 64% (30%) 4% (4%) 2 years

Nonrecurring fair value
OREO:
1-4 family residential	10,314	Appraisal value	Commission, cost to sell, closing costs	5% (5%)
Commercial and industrial	25,615	Appraisal value	Commission, cost to sell, closing costs	6% (6%)

Collateral dependent loans:
Commercial and industrial	784	Sales Comparison-Market Value Approach	Market rate adjustments	11% (11%)
Commercial and industrial	36	Sales comparison, Market approach - guideline transaction method	Loss given default	80% (80%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
December 31, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$200,281	$200,281	$—	$—
Held-to-maturity debt securities, net of ACL	94,970	248	79,664	10,723
Loans, net(1)	2,625,800	—	—	2,567,911
Accrued interest receivable	11,209	11,209	—	—
Liabilities:
Term deposits(2)	352,473	327,898	—	24,825
Non-term deposits	2,394,102	2,394,102	—	—
Borrowings:
FHLB borrowings – fixed rate	12,332	12,332	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	509	509	—	—
Subordinated notes – fixed-to-floating rate	44,772	—	—	42,017
Accrued interest payable	1,295	1,295	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2024		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$237,941	$237,941	$—	$—
Held-to-maturity debt securities, net of ACL	75,724	242	60,044	7,875
Loans, net(1)	2,399,952	—	—	2,325,081
Accrued interest receivable	10,364	10,364	—	—
Liabilities:
Term deposits(2)	471,415	429,008	—	42,764
Non-term deposits	2,042,794	2,042,794	—	—
Borrowings:
FHLB borrowings – fixed rate	5,000	5,000	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	2,038	2,038	—	—
Subordinated notes – fixed-to-floating rate	52,565	—	—	48,451
Accrued interest payable	1,995	1,995	—	—
_____________________________
(1)Excludes loans accounted for under the fair value option of $3.2 million and $7.3 million as of December 31, 2025 and 2024, respectively, as these are carried at fair value.
(2)Term deposits due within one year totaling $327.9 million and $429.0 million as of December 31, 2025 and 2024, respectively, are classified under Level 1 fair value measurement.
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
Cash Flow Hedges: In 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain Federal Home Loan Bank borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of the interest rate swap as of December 31, 2025 and 2024 was $50.0 million. As of December 31, 2025 and 2024, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap.
In 2025, the Company executed interest rate swaps with notional amounts that were designated as cash flow hedges of certain variable rate interest-bearing deposits. The swaps hedge the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a four-year period and total notional amount of $200.0 million as of December 31, 2025. As of December 31, 2025, these hedges were determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Fair Value Hedges: In 2025, the Company entered into interest rate swaps with notional amounts that were designated as fair value hedges of closed pools of fixed-rate loans. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item. The swap hedges the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a five-year period and total notional amount of $200.0 million as of December 31, 2025. As of December 31, 2025, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.

Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of December 31, 2025 and 2024, was $70.7 million and $70.4 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.
The Company presents derivative position gross on the balance sheet. The following table reflects the fair value of derivatives recorded on the Consolidated Balance Sheets as of the dates noted:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$—	$—	$50,000	$129

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	70,703	952	70,353	931

Total included in other assets		$952		$1,060

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$250,000	$777	$—	$—
Interest rate swaps – fair value hedge	200,000	719	—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	70,703	976	70,353	956

Total included in other liabilities		$2,472		$956
The effect of cash flow hedge accounting on accumulated other comprehensive income were as follows:

		December 31, 2025		December 31, 2024
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$74	$199	$699	$660
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	50	625	—	—
		$124	$824	$699	$660
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the respective period (dollars in thousands):

	December 31, 2025
Condensed consolidated balance sheet line item	Amortized cost of the Hedged Assets	Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Loans	$435,032	$939

The effects of the fair value hedge relationships on the Consolidated Statements of Income were as follows:

(dollars in thousands)	Location of Gain (Loss)	December 31, 2025	December 31, 2024
Interest rate swap	Interest income - Loans	$(118)	$—
Loans	Interest income - Loans	939	—
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Consolidated Statements of Income for the years ended December 31, 2025 and 2024 was immaterial.
NOTE 18 – SEGMENT REPORTING
The Company has two reportable segments which consist of Wealth Management and Mortgage. The chief operating decision maker (CODM) is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The CODM uses income before income tax to determine resource allocation during the annual budget and forecast process and to monitor monthly budgeted versus actual results in assessing performance of the segments.
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of and for the year ended December 31, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$158,312	$1,475	$159,787
Total interest expense	84,419	—	84,419
Provision for credit losses	5,025	—	5,025
Net interest income, after provision for credit losses	68,868	1,475	70,343
Net gain on mortgage loans	—	4,443	4,443
All other non-interest income(1)	22,128	—	22,128
Total income before non-interest expense	90,996	5,918	96,914
Salaries and employee benefits expense	42,449	3,669	46,118
Depreciation and amortization expense	2,617	19	2,636
All other non-interest expense(2)	29,520	1,566	31,086
Income before income taxes	$16,410	$664	$17,074

Goodwill	$30,400	$—	$30,400
Total assets	3,112,700	42,281	3,154,981
_____________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Risk management and insurance fees, Income on company-owned life insurance, Net gain on other real estate owned, and Other.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, Marketing, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of and for the year ended December 31, 2024	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$151,519	$1,132	$152,651
Total interest expense	88,327	—	88,327
Provision for credit losses	1,933	—	1,933
Net interest income, after provision for credit losses	61,259	1,132	62,391
Net gain on mortgage loans	—	4,912	4,912
All other non-interest income(1)	22,768	—	22,768
Total income before non-interest expense	84,027	6,044	90,071
Salaries and employee benefits expense	41,442	3,598	45,040
Depreciation and amortization expense	2,535	30	2,565
All other non-interest expense(2)	29,421	1,466	30,887
Income before income taxes	$10,629	$950	$11,579

Goodwill	$30,400	$—	$30,400
Total assets	2,891,615	27,422	2,919,037
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
NOTE 19 – TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit (LIHTC) investments. As of December 31, 2025 and 2024, total unfunded commitments related to LIHTC investments totaled $2.4 million and $4.1 million, respectively. As of December 31, 2025 and 2024, the total balance of all LIHTC investments was $4.2 million and $3.1 million, respectively. These balances are reflected in the Other assets line item of the Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Consolidated Statements of Income. During the years ended December 31, 2025 and 2024, the Company recognized amortization expense of $0.6 million and $0.8 million, respectively.
Additionally, during the years ended December 31, 2025 and 2024, the Company recognized $0.8 million and $0.7 million, respectively, of tax credits and $0.2 million and $0.1 million, respectively, of other benefits from the LIHTC investments. During the years ending December 31, 2025 and 2024, the Company did not incur any impairment losses.
During the year ended December 31, 2025, the Company purchased and recognized $1.3 million of solar investment tax credits (ITC) for a purchase price of $1.2 million, resulting in an income tax benefit of $0.1 million. The Company had not invested in solar investment tax credits prior to 2025. As of December 31, 2025, the Company had no unrecognized solar investment tax credits.

NOTE 20 – CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY
The following presents condensed financial statements pertaining only to FWFI (dollars in thousands). Investments in subsidiaries are stated using the equity method of accounting.

	December 31,
Condensed Balance Sheets	2025	2024
Assets
Cash and cash equivalents	$7,803	$17,178
Investment in subsidiaries	299,668	282,491
Other assets	3,148	5,474
Total assets	$310,619	$305,143
Liabilities
Subordinated notes	$44,772	$52,565
Other liabilities	287	256
Total liabilities	45,059	52,821
Shareholders' Equity
Total shareholders’ equity	265,560	252,322
Total liabilities and shareholders’ equity	$310,619	$305,143

	Year Ended December 31,
Condensed Statements of Income	2025	2024
Income
Non-interest loss	(11)	(338)
Total loss	(11)	(338)
Expense
Interest expense	2,656	2,951
Non-interest expense	366	309
Total expense	3,022	3,260
Loss before income tax and equity in undistributed income of subsidiaries	(3,033)	(3,598)
Income tax benefit	687	454
Loss before equity in undistributed income of subsidiaries	(2,346)	(3,144)
Equity in undistributed income to subsidiaries	15,534	11,617
Net income	$13,188	$8,473

	Year Ended December 31,
Condensed Statements of Cash Flows	2025	2024
Cash flows from operating activities
Net income	$13,188	$8,473
Adjustments:
Amortization	207	225
Undistributed equity in subsidiaries	(15,534)	(11,617)
Change in other assets	2,326	56
Change in other liabilities	30	(147)
Net cash provided by (used in) operating activities	217	(3,010)
Cash flows from financing activities
Payments to subordinated note holders	(8,000)	—
Repurchase of common stock	(784)	(89)
Net settlement of restricted stock	(802)	(706)
Net settlement of exercised stock options	(6)	—
Net cash used in financing activities	(9,592)	(795)

Net change in cash and cash equivalents	(9,375)	(3,805)
Cash and cash equivalents, beginning of year	17,178	20,983
Cash and cash equivalents, end of year	$7,803	$17,178

Supplemental cash flow information:
Interest paid on borrowed funds	$2,625	$2,950
Supplemental noncash disclosures:
Stock-based compensation	$2,173	$1,486
NOTE 21 – OTHER NON-INTEREST EXPENSE
Other non-interest expense as shown in the Consolidated Statements of Income is detailed in the following schedule to the extent the components exceed one percent of total interest income and other income:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Corporate development and related	$2,891	$2,904
Loan and deposit related	2,501	2,564
Provision for other real estate owned	1,349	1,107
Other	595	861
Total other non-interest expense	$7,336	$7,436
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

First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) have been fully phased in. The net unrealized gain or loss on held-to-maturity debt securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the years ended December 31, 2025 and 2024, First Western made no capital injections into the Bank. Management believes as of December 31, 2025, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of December 31, 2025, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a "capital conservation buffer" of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of December 31, 2025, the most recent filings with the FDIC categorized First Western and the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since December 31, 2025 that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which they are subject to as of December 31, 2025 and 2024.
The following presents the actual and required capital amounts and ratios as of the dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$273,025	11.15%	$146,854	6.0%	$195,805	8.0%
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	273,025	11.15	110,140	4.5	159,092	6.5
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	293,487	11.99	195,805	8.0	244,756	10.0
Consolidated	302,347	12.34	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	273,025	8.79	124,259	4.0	155,324	5.0
Consolidated	238,886	7.68	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$256,419	11.41%	$134,831	6.0%	$179,774	8.0%
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	256,419	11.41	101,123	4.5	146,067	6.5
Consolidated	226,244	10.07	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	271,981	12.10	179,774	8.0	224,718	10.0
Consolidated	294,807	13.12	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	256,419	8.94	114,681	4.0	143,351	5.0
Consolidated	226,244	7.88	N/A	N/A	N/A	N/A
_____________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2025, $129.3 million of retained earnings is available to pay dividends from the Bank. As of December 31, 2025 and 2024, no dividends were declared and paid by the Bank.
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
As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Crowe LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025. This report entitled “Report of Independent Registered Public Accounting Firm” appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934) during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10: Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, or the 2026 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
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
Item 11: Executive Compensation
The information required by this item is hereby incorporated by reference from the 2026 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is hereby incorporated by reference from the 2026 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."
Item 13: Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference from the 2026 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.
Item 14: Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference from the 2026 Proxy Statement, to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements
See Index to Consolidated Financial Statements on page 82
	(2)	Financial Statement Schedules
All financial statement schedules are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto included in Part II, Item 8.
(b)	(3)	Exhibits

The exhibits are filed as part of this report and exhibits incorporated by reference to other documents are as follows:

Exhibit No.		Description

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

3.2		Amended and Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1 filed with the SEC on July 3, 2018, File No. 333-225719)

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

4.2		Certain instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

4.3		Form of 4.25% Fixed-to-Floating Rate Subordinated Note (incorporated by reference as Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

4.4
Form of 3.25% Fixed-to-Floating Rate Subordinated Note due 2031 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

4.5
Form of 7.00% Fixed-to-Floating rate Subordinated Note due 2032 (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 6, 2022, File No. 001-38595)

4.6		Description of Registrant’s Securities (incorporated by reference to Exhibit 4.7 to the Company's 10-K filed with the SEC on March 7, 2025, File No. 001-38595)

10.1†
First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 6, 2025, File No. 001-38595)

10.2†
Amended and Restated Employment Agreement dated April 26, 2023 by and between First Western Financial, Inc. and Scott C. Wylie (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.3†
Second Amended and Restated Employment Agreement dated April 26, 2023 by and between First Financial, Inc. and Julie Courkamp (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 2, 2023, File No. 001-38595)

10.4†
Employment Agreement, dated June 22, 2023, by and between First Western Financial Inc. and Matthew C. Cassell (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on June 27, 2023, File No. 001-38595)

10.5†
Employment Agreement, dated February 14, 2024, by and between First Western Financial, Inc. and David R. Weber (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 21, 2024, File No. 001-38595)

10.6†
Form of Indemnification Agreement between First Western Financial, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 filed with the SEC on June 19, 2018, File No. 333-225719)

10.7
Form of Subordinated Note Purchase Agreement, dated November 25, 2020, by and among First Western Financial, Inc. and the several purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2020, File No. 001-38595)

10.8
Form of Subordinated Note Purchase Agreement, dated August 31, 2021, by and among First Western Financial, Inc. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 31, 2021, File No. 001-38595)

10.9
Form of Subordinated Note Purchase Agreement, dated December 5, 2022, by and among First Western Financial, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 6, 2022, File No. 001-38595)

10.10
Named Executive Officer (“NEO”) Discretionary Incentive Compensation Plan, approved on April 24, 2024 by the Board of Directors of First Western Financial, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 26, 2024, File No. 001-38595)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Form 10-K filed with the SEC on March 7, 2025, File No. 001-38595)

21.1*	Subsidiaries of First Western Financial, Inc.

23.1*	Consent of Crowe LLP

24.1*	Powers of attorney (included on signature page to the Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed with the SEC on March 15, 2024, File No. 001-38595)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

First Western Financial, Inc.

February 27, 2026	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie
Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Scott C. Wylie and David R. Weber, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott C. Wylie	Chairman, Chief Executive Officer, and President of First Western Financial, Inc. (principal executive officer)	February 27, 2026
Scott C. Wylie

/s/ David R. Weber	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 27, 2026
David R. Weber

/s/ Julie A. Courkamp	Director, Chief Operating Officer, and President of First Western Trust Bank	February 27, 2026
Julie A. Courkamp

/s/ Julie A. Caponi	Director	February 27, 2026
Julie A. Caponi

/s/ David R. Duncan	Director	February 27, 2026
David R. Duncan

/s/ Thomas A. Gart	Director	February 27, 2026
Thomas A. Gart

/s/ Patrick H. Hamill	Director	February 27, 2026
Patrick H. Hamill

/s/ Scott C. Mitchell	Director	February 27, 2026
Scott C. Mitchell

/s/ Luke A. Latimer	Director	February 27, 2026
Luke A. Latimer

/s/ Ellen S. Robinson	Director	February 27, 2026
Ellen S. Robinson

/s/ Mark L. Smith	Director	February 27, 2026
Mark L. Smith

/s/ Joseph C. Zimlich	Director	February 27, 2026
Joseph C. Zimlich