Form 10-Q
period 2026-03-31
First Western Financial Inc
filed 2026-05-01
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 29, 2026
Common Stock, no par value	9,728,968

FIRST WESTERN FINANCIAL, INC.

ABBREVIATIONS/ACRONYMS
The abbreviations and acronyms identified in alphabetical order below are used throughout this Quarterly Report on Form 10-Q:

ACL	Allowance for Credit Losses	FSC	Forward Sale Commitments
AFS	Available-for-Sale	GAAP	Generally Accepted Accounting Principles in the United States of America
ASC	Accounting Standards Codification	GDP	Gross Domestic Product
ASU	Accounting Standards Update	HPI	Housing Price Index
AUM	Assets Under Management	HTM	Held-to-Maturity
Bank	First Western Trust Bank	IRLC	Interest Rate Lock Commitments
bp or bps	Basis Point(s)	ITC	Investment Tax Credit
CECL	Current Expected Credit Losses	LIHTC	Low-Income Housing Tax Credit
CET1	Common Equity Tier 1 Capital	MBS	Mortgage-Backed Securities
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income
Company, FWFI	First Western Financial, Inc.	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flow	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financial Rate
FHLB	Federal Home Loan Bank

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
The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in the section titled Risk Factors in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on February 27, 2026. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$10,907	$9,755
Interest-bearing deposits in other financial institutions	253,144	190,526
Total cash and cash equivalents	264,051	200,281
Available-for-sale debt securities, at fair value (amortized cost of $41,937 and $45,623, respectively)	41,939	45,607
Held-to-maturity debt securities, net of allowance for credit losses of $83 and $74 (fair value of $90,775 and $90,635), respectively	95,030	94,970
Correspondent bank stock, at cost	6,424	6,764
Mortgage loans held for sale, at fair value	28,426	40,176
Loans (includes $2,468 and $3,182 measured at fair value, respectively)	2,690,115	2,650,423
Allowance for credit losses	(20,801)	(21,441)
Loans, net	2,669,314	2,628,982
Premises and equipment, net	25,704	25,687
Accrued interest receivable	11,582	11,209
Accounts receivable	5,461	4,579
Other receivables	1,318	2,444
Other real estate owned, net	—	3,040
Goodwill and other intangible assets, net	31,373	31,422
Deferred tax assets, net	3,073	4,003
Company-owned life insurance	17,532	17,416
Other assets	39,490	38,401
Total assets	$3,240,717	$3,154,981

Liabilities
Deposits:
Noninterest-bearing	$380,072	$344,969
Interest-bearing	2,461,543	2,401,606
Total deposits	2,841,615	2,746,575
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	50,006	62,841
Subordinated notes	44,810	44,772
Accrued interest payable	1,593	1,295
Other liabilities	29,328	33,938
Total liabilities	2,967,352	2,889,421

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,728,968 and 9,725,731 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	194,692	194,166
Retained earnings	78,911	72,703
Accumulated other comprehensive loss	(238)	(1,309)
Total shareholders’ equity	273,365	265,560
Total liabilities and shareholders’ equity	$3,240,717	$3,154,981
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$38,125	$34,047
Loans accounted for under the fair value option	39	111
Investment securities	1,464	681
Interest-bearing deposits in other financial institutions	1,341	2,242
Dividends, restricted stock	136	128
Total interest and dividend income	41,105	37,209

Interest expense:
Deposits	19,017	18,516
Other borrowed funds	1,205	1,240
Total interest expense	20,222	19,756
Net interest income	20,883	17,453
Less: (Release of) provision for credit losses	(728)	80
Net interest income, after (release of) provision for credit losses	21,611	17,373

Non-interest income:
Trust and investment management fees	4,751	4,677
Net gain on mortgage loans	1,458	1,067
Net gain on loans held for sale	—	222
Bank fees	305	422
Risk management and insurance fees	249	259
Income on company-owned life insurance	116	110
Net (loss) gain on loans accounted for under the fair value option	(39)	6
Net (loss) gain on other real estate owned	(7)	459
Unrealized (loss) gain recognized on equity securities	(4)	11
Other	(173)	112
Total non-interest income	6,656	7,345
Total income before non-interest expense	28,267	24,718

Non-interest expense:
Salaries and employee benefits	12,935	11,480
Occupancy and equipment	1,903	2,232
Professional services	1,596	1,704
Technology and information systems	999	1,056
Data processing	1,186	1,122
Marketing	193	216
Amortization of other intangible assets	48	51
Other	1,304	1,500
Total non-interest expense	20,164	19,361
Income before income taxes	8,103	5,357
Income tax expense	1,895	1,172
Net income available to common shareholders	$6,208	$4,185
Earnings per common share:
Basic	$0.64	$0.43
Diluted	0.63	0.43
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$6,208	$4,185
Other comprehensive income (loss) items:
Unrealized gain on available-for-sale debt securities	18	—
Income tax effect	(4)	—
Amortization of net unrealized loss for the reclassification of available-for-sale debt securities transferred to held-to-maturity included in interest income	107	66
Income tax effect	(25)	(15)
Unrealized gain (loss) on cash flow hedge	1,277	(99)
Income tax effect	(302)	15
Total other comprehensive income (loss)	1,071	(33)
Comprehensive income	$7,279	$4,152
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of January 1, 2025	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	4,185	—	4,185
Other comprehensive loss, net of tax and reclassification	—	—	—	(33)	(33)
Repurchase of common stock	(100)	(2)	—	—	(2)
Net settlement of share awards	37,278	(339)	—	—	(339)
Stock-based compensation	—	422	—	—	422
Balance as of March 31, 2025	9,704,320	$193,666	$63,700	$(811)	$256,555

Balance as of January 1, 2026	9,725,731	$194,166	$72,703	$(1,309)	$265,560
Net income	—	—	6,208	—	6,208
Other comprehensive income, net of tax and reclassification	—	—	—	1,071	1,071
Repurchase of common stock	(6,123)	(146)	—	—	(146)
Net settlement of share awards	9,360	(126)	—	—	(126)
Stock-based compensation	—	798	—	—	798
Balance as of March 31, 2026	9,728,968	$194,692	$78,911	$(238)	$273,365
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$6,208	$4,185
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	33	(17)
Stock dividends received on correspondent bank stock	(136)	(128)
(Release of) provision for credit losses	(728)	80
Net gain on loans held for sale	—	(222)
Net gain on mortgage loans	(1,458)	(1,067)
Origination of mortgage loans held for sale	(122,997)	(56,790)
Proceeds from mortgage loans	135,151	72,609
Depreciation and amortization	640	672
Net amortization of purchase accounting adjustments	136	24
Deferred income tax expense	587	224
Income on company-owned life insurance	(116)	(110)
Stock-based compensation	798	422
Net loss (gain) on other real estate owned	7	(459)
Unrealized loss (gain) recognized on equity securities	4	(11)
Net loss (gain) on loans accounted for under the fair value option	39	(6)
Net changes in operating assets and liabilities:
Change in accounts receivable	(219)	38
Change in accrued interest receivable and other assets	708	308
Change in accrued interest payable and other liabilities	(3,399)	(11,740)
Net cash provided by operating activities	15,258	8,012
Cash flows from investing activities
Activity in available-for-sale debt securities:
Maturities, prepayments, and calls	3,722	—
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	5,719	2,032
Purchases	(5,750)	—
Purchases of correspondent bank stock	—	(110)
Redemption of correspondent bank stock	476	134
Contributions to low-income housing tax credit investments	(269)	(683)
Loan and note receivable originations and principal collections, net	(39,733)	2,602
Purchases of premises and equipment	(619)	(1,041)
Purchases of loans	—	(2,329)
Proceeds from sale of other real estate owned	3,033	32,003
Net cash (used in) provided by investing activities	(33,421)	32,608
Cash flows from financing activities
Net change in deposits	95,040	1,188
Payments to Federal Home Loan Bank borrowings	(12,332)	(5,000)
Payments to Federal Reserve borrowings	(503)	(426)
Payments to subordinated note holders	—	(500)
Repurchase of common stock	(146)	(2)
Cash paid for withholding taxes on share-based awards	(126)	(339)
Net cash provided by (used in) financing activities	81,933	(5,079)

Net change in cash and cash equivalents	63,770	35,541
Cash and cash equivalents, beginning of year	200,281	236,041
Cash and cash equivalents, end of period	$264,051	$271,582

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$19,924	$19,380
Cash paid for lease liabilities	469	929
Supplemental noncash disclosures:
Transfer to loans held for investment from loans held for sale	—	(594)
Transfer of a redeemed subordinated note to other liabilities	—	7,500
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
FWFI is a bank holding company with financial holding company status registered with the Board of Governors of the Federal Reserve System. FWFI wholly owns the following subsidiary: First Western Trust Bank (the Bank). The Bank wholly owns First Western Merger Corporation (Merger Corp.), which is therefore indirectly wholly owned by FWFI.
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
The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet has been derived from the audited financial statements for the year ended December 31, 2025.
In the opinion of management, all adjustments that were recurring in nature and considered necessary for the fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
The condensed consolidated financial statements and notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.
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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of March 31, 2026 and December 31, 2025, 83.7% and 84.2%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
Mortgage Banking Derivatives: Commitments to fund mortgage loans, interest rate lock commitments (IRLC), and forward sale commitments (FSC) to be sold in the secondary market for the future delivery of these loans are accounted for as free standing derivatives. The fair value of the IRLC is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. The Company sells mortgage loans to third party investors at the best execution available which includes best efforts, mandatory, and bulk bids. Loans committed under mandatory or bulk bid are considered FSC and qualify as financial derivatives. Fair values of these mortgage derivatives are estimated based on the change in the loan pricing from the date of the commitment to the period end date for any unsettled commitments. Changes in the fair values of these derivatives are included in the Net gain on mortgage loans line of the Condensed Consolidated Statements of Income.
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
Low-Income Housing Tax Credits (LIHTC): The Company invests in projects to create affordable housing. These investments are classified as Other assets on the Consolidated Balance Sheets. Investments in affordable housing projects that qualify for LIHTC are accounted for using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other benefits received and recognized as a component of applicable income tax expense in the Consolidated Statements of Income.
Solar Investment Tax Credit (ITC): The Company purchases solar investment tax credits (ITCs) that are transferable, nonrefundable federal tax incentives intended to encourage investment in renewable energy infrastructure in accordance with Accounting Standard Codification (ASC) 740, “Income Taxes" and Section 48 “Energy Credit” of the Internal Revenue Code. Upon entering into a binding agreement to acquire a transferable solar ITC, the Company recognizes a deferred tax asset equal to the amount paid for the credit, assuming it is more likely than not that the credit will be realized against future taxable income only to the extent that tax credits offset no more than 75% of the total tax liability. Upon utilization of the credit against current-year tax liabilities, the Company reduces the deferred tax asset with a corresponding reduction to current tax expense. The tax benefit is recorded in the period the credit is used. Management assesses realizability of the deferred tax asset in accordance with ASC 740, including the application of valuation allowances if needed.

Revenue Recognition: In accordance with the Financial Accounting Standards Board (FASB), ASC 606 Revenue from Contracts with Customers, trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of assets under management (AUM) and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to trust and investment management fees, bank fees, and risk management and insurance fees on the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 are considered in scope of Topic 606.
Reclassifications: Certain items in prior year financial statements were reclassified to conform to the current presentation. Such reclassifications had no impact on net income available to common shareholders or total shareholders’ equity.
Recently Adopted Accounting Pronouncements: The Company has not adopted any accounting pronouncements since the end of the Company's fiscal year ended December 31, 2025.
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
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized or unrecognized gains and losses as of the date noted (dollars in thousands):

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$41,937	$69	$(67)	$41,939	$—
Total debt securities available-for-sale:	$41,937	$69	$(67)	$41,939	$—

March 31, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$248	$—	$(1)	$247	$—
U.S. government agencies and sponsored enterprises	3,335	3	(162)	3,176	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	56,952	134	(3,248)	53,838	—
Residential mortgage-backed securities - other	730	—	(47)	683	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6,133	—	(14)	6,119	—
Corporate bonds	27,715	297	(1,300)	26,712	(83)
Total debt securities held-to-maturity	$95,113	$434	$(4,772)	$90,775	$(83)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$45,623	$54	$(70)	$45,607	$—
Total debt securities available-for-sale	$45,623	$54	$(70)	$45,607	$—

December 31, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$248	$1	$—	$249	$—
U.S. government agencies and sponsored enterprises	3,412	3	(131)	3,284	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	59,839	209	(3,005)	57,043	—
Residential mortgage-backed securities - other	751	—	(47)	704	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6,138	—	(8)	6,130	—
Corporate bonds	24,656	116	(1,547)	23,225	(74)
Total debt securities held-to-maturity	$95,044	$329	$(4,738)	$90,635	$(74)
Net accretion of premiums and amortization of discounts related to debt securities during the three month periods ended March 31, 2026 and 2025 was immaterial, and is included in Net interest income in the Consolidated Statements of Income.

As of March 31, 2026, the amortized cost and estimated fair value of debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$—	$—
Due between one year and five years	—	—	4,246	4,322
Due between five years and ten years	—	—	23,717	22,637
Due after ten years	—	—	—	—
Securities (MBS and Agency)	41,937	41,939	67,150	63,816
Total	$41,937	$41,939	$95,113	$90,775
In 2022, the Company committed $6.0 million in total to two bank technology funds. Additionally, in 2025, the Company committed $3.0 million to a sale-leaseback fund as well as $3.0 million to a bank technology fund. During the three months ended March 31, 2026, the Company made $0.4 million of contributions to the fund partnerships and received no return on investment. During the year ended December 31, 2025, the Company made $2.2 million of contributions to the partnerships and received $0.1 million of return on investments from the partnerships. As of March 31, 2026 and December 31, 2025, the Company held a balance of investments in the partnerships of $4.9 million and $4.5 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $7.0 million in future contributions.
In 2014, the Company began investing in a small business investment company (SBIC) fund administered by the Small Business Administration (SBA). During the three months ended March 31, 2026 and year ended December 31, 2025, the Company made no contributions to the SBIC fund. As of March 31, 2026 and December 31, 2025, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.5 million in future SBIC investments.
As of March 31, 2026 and December 31, 2025, AFS and HTM securities with carrying values of $32.2 million and $29.8 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of March 31, 2026 and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any debt securities during the three months ended March 31, 2026 or 2025. The Company did not transfer any debt securities between AFS and HTM during the three months ended March 31, 2026 or 2025.
The following presents AFS debt securities that were in an unrealized loss position, based on the length of time the individual debt securities have been in an unrealized loss position.

	March 31, 2026
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	3	$12,462	$(67)	$—	$—	$12,462	$(67)
Total debt securities available-for-sale	3	$12,462	$(67)	$—	$—	$12,462	$(67)

	December 31, 2025
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6	$27,693	$(70)	$—	$—	$27,693	$(70)
Total debt securities available-for-sale	6	$27,693	$(70)	$—	$—	$27,693	$(70)
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
As of March 31, 2026, accrued interest receivable on AFS debt securities and HTM debt securities was $39 thousand and $0.5 million, respectively. As of December 31, 2025, accrued interest receivable on AFS debt securities and HTM debt securities was $44 thousand and $0.4 million, respectively. Accrued interest receivable for debt securities is excluded from the estimate of credit losses.
As of March 31, 2026, no ACL has been recognized on AFS debt securities in an unrealized loss position as management does not believe any of the debt securities are impaired due to reasons of credit quality. The Company’s AFS portfolio is comprised of MBS issued by U.S. government entities and agencies, which we consider the risk of credit loss to be zero. Total gross unrealized losses were attributable to changes in interest rates, relative to when the debt securities were purchased, and not due to the credit quality of the debt securities. The Company does not intend to sell the AFS debt securities that were in an unrealized loss position and it is likely that the Company will not be required to sell the AFS debt securities before recovery of their amortized cost basis, which may be at maturity.
The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL on HTM debt securities was $83 thousand and $74 thousand as of March 31, 2026 and December 31, 2025, respectively.
The following presents the activity in the ACL for debt securities HTM by major security type for the periods noted:

	Corporate Bonds
	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$74	$71
Provision for credit losses	9	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$83	$71
The Company monitors the credit quality of debt securities on a quarterly basis. As of March 31, 2026 and December 31, 2025, there were no debt securities past due or on non-accrual.

NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	March 31, 2026	December 31, 2025
Cash, securities, and other	$164,117	$164,726
Consumer and other	20,078	19,596
Construction and development	194,582	189,081
1-4 family residential	1,073,029	1,033,665
Non-owner occupied CRE	777,057	809,875
Owner occupied CRE	211,198	204,078
Commercial and industrial	248,006	225,281
Total(1)	2,688,067	2,646,302
Portfolio layer method basis adjustment for hedged portfolio	(420)	939
Allowance for credit losses	(20,801)	(21,441)
Total, net	$2,666,846	$2,625,800
Loans accounted for under the fair value option(2)	2,468	3,182
Loans, net	$2,669,314	$2,628,982
______________________________________
(1)Total loans include net unamortized loan origination fees of $0.6 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively, and net unamortized discounts on loan purchased or acquired of $2.8 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $2.5 million and $3.2 million of unpaid principal balance of loans held for investment measured at fair value as of March 31, 2026 and December 31, 2025, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of March 31, 2026 and December 31, 2025, total loans held for investment included $116.3 million and $121.3 million, respectively, of performing loans purchased through mergers or acquisitions.
The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$—	$—	$1,704	$1,704	$162,413	$164,117	$—	$164,117
Consumer and other	20	123	—	143	19,935	20,078	2,468	22,546
Construction and development	—	—	—	—	194,582	194,582	—	194,582
1-4 family residential	1,542	1,005	—	2,547	1,070,482	1,073,029	—	1,073,029
Non-owner occupied CRE	—	—	6,752	6,752	770,305	777,057	—	777,057
Owner occupied CRE	—	—	—	—	211,198	211,198	—	211,198
Commercial and industrial	179	—	13,671	13,850	234,156	248,006	—	248,006
Total	$1,741	$1,128	$22,127	$24,996	$2,663,071	$2,688,067	$2,468	$2,690,535

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$—	$—	$1,704	$1,704	$163,022	$164,726	$—	$164,726
Consumer and other	—	—	—	—	19,596	19,596	3,182	22,778
Construction and development	—	—	—	—	189,081	189,081	—	189,081
1-4 family residential	417	—	—	417	1,033,248	1,033,665	—	1,033,665
Non-owner occupied CRE	—	—	—	—	809,875	809,875	—	809,875
Owner occupied CRE	—	—	—	—	204,078	204,078	—	204,078
Commercial and industrial	2,267	—	14,683	16,950	208,331	225,281	—	225,281
Total	$2,684	$—	$16,387	$19,071	$2,627,231	$2,646,302	$3,182	$2,649,484
______________________________________
(1)Refer to Note 12 – Fair Value for additional information on the measurement of loans accounted for under the fair value option.
Loan Modifications
GAAP requires that certain types of loan modifications to borrowers experiencing financial difficulty be reported and include the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other than insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing.
The following presents the amortized cost basis as of March 31, 2026 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2026.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Total class of financing receivable
Commercial and industrial	$—	$—	$5,424	2.2%
Total	$—	$—	$5,424
The following presents the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

Three Months Ended March 31, 2026
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and industrial	$—	—%	5 years

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025. There were no loans that experienced a default during the three months ended March 31, 2026 or 2025, subsequent to being granted a modification in the preceding twelve months. Default is determined at 90 days or more past due, charge-off, or foreclosure.
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

	March 31, 2026
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Non-owner occupied CRE	—	—	6,752
Commercial and industrial	—	14,607	—
Total	$1,704	$16,311	$6,752
______________________________________
(1)As of March 31, 2026, the Company had an allowance of $2.6 million on non-accrual loans.

	December 31, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Commercial and industrial	790	14,855	—
Total	$2,494	$16,559	$—
______________________________________
(1)As of December 31, 2025, the Company had an allowance of $3.3 million on non-accrual loans.
The Company recognized no interest income on non-accrual loans during the three month periods ended March 31, 2026 and 2025. The Company reversed no interest income on non-accrual loans during the three month periods ended March 31, 2026 and 2025, respectively.
Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually analyzed to determine expected credit losses, by class of loans as of the date noted:

	March 31, 2026
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	14,607	14,607
Total	$1,704	$14,607	$16,311

	December 31, 2025
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	14,855	14,855
Total	$1,704	$14,855	$16,559

Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers for differences between comparable sales and income data available. During the year ended December 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. During the three months ended March 31, 2026, the Company’s last remaining OREO property was sold for a nominal loss. As of March 31, 2026 and December 31, 2025, OREO properties had carrying amounts of $0.0 million and $3.0 million, respectively. As of March 31, 2026 and December 31, 2025, there were no loans secured by real estate in the process of foreclosure.
Allowance for Credit Losses on Loans
The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at March 31, 2026 and December 31, 2025 was $10.6 million and $10.4 million, respectively, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
The ACL represents management’s best estimate of current expected credit losses (CECL) for loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative DCF models use economic forecasts, including housing price index (HPI), gross domestic product (GDP), and national unemployment.
Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the ACL by portfolio segment during the periods presented:

(dollars in thousands)	Cash, securities and other	Consumer and other	Construction and development	1-4 family residential	Non-Owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in ACL for the three months ended March 31, 2026
Beginning balance	$1,150	$138	$2,210	$5,846	$4,359	$846	$6,892	$21,441
(Release) provision for credit losses	(103)	14	(12)	183	(209)	7	(540)	(660)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	20	20
Ending balance	$1,047	$152	$2,198	$6,029	$4,150	$853	$6,372	$20,801

(dollars in thousands)	Cash, securities and other	Consumer and other	Construction and development	1-4 family residential	Non-Owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in ACL for the three months ended March 31, 2025
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
(Release) provision for credit losses	(19)	(54)	(885)	117	(30)	261	802	192
Charge-offs	—	—	—	—	—	—	(594)	(594)
Recoveries	—	20	—	4	—	—	4	28
Ending balance	$391	$151	$4,299	$5,321	$4,310	$915	$2,569	$17,956

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
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of March 31, 2026 and December 31, 2025. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, securities, and other
Pass	$54	$49,569	$2,206	$1,593	$3,729	$21,952	$83,310	$162,413
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, securities, and other	$54	$49,569	$2,206	$1,593	$3,729	$21,952	$85,014	$164,117
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$124	$67	$275	$—	$493	$318	$18,801	$20,078
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	—	1	—	2,275	192	—	2,468
Total Consumer and other	$124	$67	$276	$—	$2,768	$510	$18,801	$22,546
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and development
Pass	$6,058	$38,108	$44,679	$46,647	$23,113	$6,978	$16,199	$181,782
Special mention	—	—	—	—	12,292	—	—	12,292
Substandard	—	—	—	508	—	—	—	508
Doubtful	—	—	—	—	—	—	—	—
Total Construction and development	$6,058	$38,108	$44,679	$47,155	$35,405	$6,978	$16,199	$194,582
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
1-4 family residential
Pass	$87,970	$174,995	$54,278	$55,893	$312,999	$260,538	$124,853	$1,071,526
Special mention	—	—	—	—	—	1,412	90	1,502
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential	$87,970	$174,995	$54,278	$55,893	$312,999	$261,950	$124,944	$1,073,029
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner occupied CRE
Pass	$12,614	$116,533	$62,143	$50,621	$271,496	$178,408	$16,596	$708,411
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,702	22,898	22,727	19,319	—	68,646
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner occupied CRE	$12,614	$116,533	$65,845	$73,519	$294,223	$197,727	$16,596	$777,057
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied CRE
Pass	$9,024	$45,888	$4,083	$2,898	$36,171	$111,975	$1,159	$211,198
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied CRE	$9,024	$45,888	$4,083	$2,898	$36,171	$111,975	$1,159	$211,198
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$8,195	$42,601	$22,268	$3,771	$21,033	$44,544	$78,016	$220,428
Special mention	—	—	—	—	—	—	—	—
Substandard	1,241	—	—	4,618	6,701	10,732	4,286	27,578
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$9,436	$42,601	$22,268	$8,389	$27,734	$55,276	$82,302	$248,006
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total pass	$124,039	$467,761	$189,932	$161,423	$669,034	$624,713	$338,934	$2,575,836
Total special mention	—	—	—	—	12,292	1,412	90	13,794
Total substandard	1,241	—	3,702	28,024	29,428	30,051	5,991	98,437
Total doubtful	—	—	—	—	—	—	—	—
Total not rated(1)	—	—	1	—	2,275	192	—	2,468
Total	$125,280	$467,761	$193,635	$189,447	$713,029	$656,368	$345,015	$2,690,535
______________________________________
(1)Includes loans held for investment measured at fair value as of March 31, 2026. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

	Term Loans Amortized Cost by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, securities, and other
Pass	$49,565	$1,347	$1,805	$3,506	$9,260	$13,255	$84,284	$163,022
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, securities, and other	$49,565	$1,347	$1,805	$3,506	$9,260	$13,255	$85,988	$164,726
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$212	$275	$—	$765	$302	$512	$17,480	$19,546
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	50	50
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	1	—	2,874	268	39	—	3,182
Total Consumer and other	$212	$276	$—	$3,639	$570	$551	$17,530	$22,778
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and development
Pass	$38,696	$53,248	$45,026	$23,589	$891	$9,560	$4,970	$175,980
Special mention	—	—	—	12,124	—	—	—	12,124
Substandard	—	461	516	—	—	—	—	977
Doubtful	—	—	—	—	—	—	—	—
Total Construction and development	$38,696	$53,709	$45,542	$35,713	$891	$9,560	$4,970	$189,081
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
1-4 family residential
Pass	$220,541	$52,322	$61,879	$318,753	$113,011	$152,134	$112,114	$1,030,754
Special mention	—	—	—	1,370	—	1,421	118	2,909
Substandard	—	—	—	—	—	—	2	2
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential	$220,541	$52,322	$61,879	$320,123	$113,011	$153,555	$112,234	$1,033,665
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner occupied CRE
Pass	$119,685	$59,473	$50,166	$296,138	$72,242	$112,279	$31,170	$741,153
Special mention	—	—	—	—	—	—	—	—
Substandard	—	3,706	22,872	22,716	19,428	—	—	68,722
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner occupied CRE	$119,685	$63,179	$73,038	$318,854	$91,670	$112,279	$31,170	$809,875
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied CRE
Pass	$46,082	$4,105	$2,926	$36,535	$39,613	$73,657	$1,160	$204,078
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied CRE	$46,082	$4,105	$2,926	$36,535	$39,613	$73,657	$1,160	$204,078
Current year-to-date gross charge-offs	$—	$—	$—	$111	$—	$—	$—	$111
Commercial and industrial
Pass	$45,718	$22,601	$3,948	$22,911	$8,573	$35,145	$58,429	$197,325
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	5,025	6,874	1,762	9,857	4,438	27,956
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$45,718	$22,601	$8,973	$29,785	$10,335	$45,002	$62,867	$225,281
Current year-to-date gross charge-offs	$—	$—	$—	$1,403	$—	$628	$—	$2,031

	Term Loans Amortized Cost by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Total pass	$520,499	$193,371	$165,750	$702,197	$243,892	$396,542	$309,607	$2,531,858
Total special mention	—	—	—	13,494	—	1,421	118	15,033
Total substandard	—	4,167	28,413	29,590	21,190	9,857	6,194	99,411
Total doubtful	—	—	—	—	—	—	—	—
Total not rated(1)	—	1	—	2,874	268	39	—	3,182
Total	$520,499	$197,539	$194,163	$748,155	$265,350	$407,859	$315,919	$2,649,484
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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of March 31, 2026, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of March 31, 2026 and December 31, 2025.

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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		March 31, 2026	December 31, 2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$19,788	$20,479

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$22,848	$23,012
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

	March 31, 2026	December 31, 2025
Weighted-Average Remaining Lease Term
Operating leases	7.91 years	8.06 years

Weighted-Average Discount Rate
Operating leases	4.21%	4.19%
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

(dollars in thousands)	Three Months Ended March 31,
	2026	2025
Lease Costs
Operating lease cost	$920	$876
Variable lease cost	287	576
Lease costs, net	$1,207	$1,452

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2026⁽¹⁾	$1,455
2027	2,430
2028	2,192
2029	4,016
2030	3,810
Thereafter	14,451
Total future minimum lease payments	28,354
Less: imputed interest	(5,506)
Present value of net future minimum lease payments	$22,848
______________________________________
(1)Amount represents the remaining nine months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $0.1 million of lease income.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2026⁽¹⁾	$141
2027	176
2028	54
2029	56
2030	58
Thereafter	15
Total undiscounted operating lease income	$500
______________________________________
(1)Amount represents the remaining nine months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s Interest-bearing deposits as of the dates noted:

(dollars in thousands)	March 31, 2026	December 31, 2025
Money market deposit accounts	$1,945,207	$1,913,591
Time deposits	371,889	352,473
Interest checking accounts	130,821	122,292
Savings accounts	13,626	13,250
Total interest-bearing deposits	$2,461,543	$2,401,606
Aggregate time deposits of $250 or greater	$118,352	$115,313
Overdraft balances classified as loans totaled $0.1 million as of March 31, 2026 and December 31, 2025.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2026(1)	$292,968
2027	62,993
2028	5,113
2029	9,151
2030	1,664
Total	$371,889
______________________________________
(1)Amount represents the remaining nine months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of March 31, 2026 and December 31, 2025 amounted to $1.45 billion. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $582 million as of March 31, 2026.
Upon maturity, the Company renewed a three-month $50 million FHLB advance on January 2, 2026. The rate for the borrowing is adjusted daily based on the SOFR rate plus 14.0 basis points. The advance matured on April 1, 2026 and was not renewed. Additionally, the Company repaid $12.3 million of FHLB line of credit advances on January 2, 2026 and there was no additional line of credit activity throughout the first quarter of 2026.
The following presents the Company’s maturities of FHLB borrowings (dollars in thousands):

Maturity Date	Rate %	March 31, 2026	December 31, 2025
January 1, 2026(1)	3.89%	$—	$12,332
April 1, 2026	3.77	50,000	50,000
Total		$50,000	$62,332
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve supplied liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value and bearing interest at 35 bps. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of March 31, 2026 and December 31, 2025, $0.0 million and $0.5 million, respectively, was outstanding under the PPPLF program, which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance as of March 31, 2026 (1)
November 2020	SOFR plus 402 basis points until maturity	Quarterly	12/1/2030	$10,000	$162	$10,000
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,977
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,833
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
In 2025, a subordinated note with a carrying value of $8.0 million became eligible and was redeemed. For the three months ended March 31, 2026 and 2025, the Company recorded $0.7 million of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$46,165	$509,839	$45,982	$506,809
Standby letters of credit	11,401	13,899	10,845	11,665
Commitments to make loans to sell	60,208	—	38,378	—
Commitments to make loans	33,268	25,266	20,316	20,212
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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Beginning balance	$701	$672
(Release of) provision for credit losses	(77)	(112)
Ending balance	$624	$560
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
On April 23, 2025, the Company authorized the repurchase of up to $5,000,000 of the Company’s common stock, no par value, from time to time (the 2025 Repurchase Plan). On May 14, 2025, the Board of Governors of the Federal Reserve System advised the Company that it has no objection to the Company’s 2025 Repurchase Plan. The 2025 Repurchase Plan is effective for one year beginning June 13, 2025, the date the prior repurchase plan expired.
The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2025 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the three months ended March 31, 2026, the Company repurchased 6,123 shares. During the year ended December 31, 2025, the Company repurchased 40,333 shares. As of March 31, 2026, there was $4,552,654 value of shares available for repurchase under the 2025 Repurchase Plan.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (the 2008 Plan) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (the 2016 Plan) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan were authorized to be issued under the 2016 Plan. Effective June 4, 2025, the Company’s stockholders approved the First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (the Omnibus Plan), which included an increase of 150,000 shares to the Omnibus Plan’s share reserve. The Omnibus Plan is a continuation, and amendment and restatement, of the 2016 Plan. As of March 31, 2026, there were a total of 475,603 shares available for issuance under the Omnibus Plan. To the extent that an award granted under the Omnibus Plan is canceled, expired, forfeited, surrendered, settled by delivery of fewer shares than the number underlying the award, settled in cash or otherwise terminated without delivery of the shares to the participant, the shares retained by or returned to the Company will not be deemed to have been delivered under the Omnibus Plan, and will be available for future awards under the Omnibus Plan, subject to a maximum of 1,500,000 shares.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026 and 2025, the Company recognized no stock based compensation expense associated with stock options. As of March 31, 2026, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	17,744	$26.77
Forfeited or expired	(2,000)	25.00
Outstanding as of March 31, 2026	15,744	27.00	0.52 years	(1)
Options fully vested / exercisable as of March 31, 2026	15,744	27.00	0.52 years	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of March 31, 2026, there were 15,744 options that were exercisable. The exercise price for all exercisable options is $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire in 2026.
Restricted Stock Units
Pursuant to the Omnibus Plan, the Company may grant associates and non-associate directors long-term cash and stock-based compensation. Historically, the Company has granted certain associates restricted stock units which are earned over time or based on various performance measures and convert to common stock upon vesting, which are summarized here and expanded further below.
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the three months ended March 31, 2026:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2025	196,728	173,456
Granted	7,625	54,229
Vested	—	(14,095)
Forfeited	(12,271)	(3,229)
Outstanding as of March 31, 2026	192,082	210,361

During the three months ended March 31, 2026, the Company issued 9,360 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 4,735 shares, with a combined market value at the dates of settlement of $0.1 million, were withheld to cover employee withholding taxes. During the three months ended March 31, 2025, the Company issued 37,278 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 17,339 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and members of the Board of Directors at the date approved by the Company’s Board of Directors. The Company granted 7,625 and zero Time Vesting Units during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense of $0.3 million and $0.4 million, respectively, for the Time Vesting Units. As of March 31, 2026, there was $3.0 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.1 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 600%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of March 31, 2026 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life(1)	Financial Metric End Date	Vesting Requirement End Date
On May 1, 2024(2)	121%	41,527	$415	2.8 years	December 31, 2026	December 31, 2028
On March 17, 2025(3)	187	19,528	160	1.8 years	December 31, 2027	December 31, 2027
On May 1, 2025(2)	139	56,135	942	3.8 years	December 31, 2027	December 31, 2029
On June 4, 2025 & March 2, 2026(4)	100	94,256	1,461	2.5 years	December 31, 2025, 2026 & 2027	December 31, 2025, 2026, 2027, June 4, 2030 & March 2, 2031
On March 2, 2026(3)	36	2,880	204	2.8 years	December 31, 2028	December 31, 2028
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2)Conditioned upon pre-established three-year Operating EPS goals.
(3)Conditioned on the Company's three-year annualized total shareholder return compared to the SPDR S&P Regional Banking ETF.
(4)Conditioned upon pre-established Operating EPS hurdles measured over the course of each fiscal year in the performance period.
The following presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
Grant Period	2026	2025	2026	2025
On November 18, 2020	—	—	$—	$9
May 3, 2021 through August 11, 2021	—	—	(2)	18
On May 1, 2024	2,769	—	48	32
On March 17, 2025	—	10,443	23	4
On May 1, 2025	15,904	—	104	—
On June 4, 2025 & March 2, 2026	27,556	—	342	—
On March 2, 2026	8,000	—	6	—

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented:

	Three Months Ended March 31,
dollars in thousands, except share and per share amounts	2026	2025
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$6,208	$4,185

Denominator:
Basic weighted average shares	9,733,704	9,704,419
Earnings per common share - basic	$0.64	$0.43

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$6,208	$4,185

Denominator:
Basic weighted average shares	9,733,704	9,704,419
Diluted effect of common stock equivalents:
Time Vesting Units	67,710	48,949
Financial Performance Units	99,007	45,223
Total diluted effect of common stock equivalents	166,717	94,172
Diluted weighted average shares	9,900,420	9,798,591
Earnings per common share - diluted	$0.63	$0.43
Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended March 31,
	2026	2025
Stock options	15,744	68,728
Time Vesting Units	7,585	60,277
Total potentially dilutive securities	23,329	129,005
NOTE 11 – INCOME TAXES
During the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $1.9 million and $1.2 million, respectively, reflecting an effective tax rate of 23.4% and 21.9%, respectively.

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
Guarantee Asset and Liability: The guarantee asset represents the fair value of the consideration received in exchange for the credit enhancement fee. The guarantee liability represents a financial guarantee to cover the second layer of any losses on loans sold to FHLB under the MPF 125 loan sales agreement. The guarantee liability value on day one is equivalent to the guarantee asset fair value, which is the consideration for the credit enhancement fee paid over the life of the loans. The liability is then carried at amortized cost. Significant inputs in the valuation analysis for the asset are Level 3, due to the nature of this asset and the lack of market quotes. The fair value of the guarantee asset is determined using a DCF model, for which significant unobservable inputs include assumed future prepayment rates (Conditional Prepayment Rate) and market discount rate (Level 3). An increase in prepayment rates or discount rate would generally reduce the estimated fair value of the guarantee asset.
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
Loans Held at Fair Value: The fair value of loans held for investment are typically determined based on DCF analysis using market-based interest rate spreads. DCF analyses are adjusted, as appropriate, to reflect current market conditions and borrower specific credit risk. Due to the nature of the valuation inputs, loans held for investment are classified within Level 3 of the valuation hierarchy.
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
The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial assets
Available-for-sale debt securities, at fair value
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	$41,939	$—	$41,939
Mortgage loans held for sale	—	28,426	—	28,426
Loans held at fair value	—	—	2,468	2,468
Forward commitments and FSC	—	686	—	686
Equity securities	646	122	—	768
Guarantee asset	—	—	250	250
IRLC, net	—	922	—	922
Equity warrants	—	—	756	756
Swap derivative assets	—	1,636	—	1,636
Total assets	$646	$73,731	$3,474	$77,851

Financial liabilities
Forward commitments and FSC	$—	$35	$—	$35
Swap derivative liabilities	—	718	—	718
Total liabilities	$—	$753	$—	$753

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial assets
Available-for-sale debt securities, at fair value
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	$45,607	$—	$45,607
Mortgage loans held for sale	—	40,176	—	40,176
Loans held at fair value	—	—	3,182	3,182
Forward commitments and FSC	—	23	—	23
Equity securities	650	122	—	772
Guarantee asset	—	—	243	243
IRLC, net	—	748	—	748
Equity warrants	—	—	756	756
Swap derivative asset	—	952	—	952
Total assets	$650	$87,628	$4,181	$92,459

Financial liabilities
Forward commitments and FSC	$—	$174	$—	$174
Swap derivative liabilities	—	2,472	—	2,472
Total liabilities	$—	$2,646	$—	$2,646
There were no transfers between levels during the three months ended March 31, 2026 or year ended December 31, 2025.

As of March 31, 2026, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.
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
During the three months ended March 31, 2026, the Company did not reclassify any loans held for investment to loans held for sale or sell any loans held for sale. During the year ended December 31, 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the write-down recorded in the fourth quarter of 2024 and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the ACL in the first quarter of 2025. The transfers occurred at the point in time the Company decided to sell the loans or when the loans were deemed unsellable. During the year ended December 31, 2025, no reclassified loans held for sale were sold. As of March 31, 2026 and December 31, 2025, there were no loans held for sale.
As of March 31, 2026, there was one immaterial loan, accounted for under the fair value option that was on non-accrual. As of December 31, 2025, there were 3 loans totaling $17 thousand, accounted for under the fair value option that were on non-accrual. During the three months ended March 31, 2026 and 2025, the Company recorded net charge-offs of $49 thousand and $0.1 million, respectively, for loans accounted for under the fair value option to Net (loss) gain on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income.
The following provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	March 31, 2026
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$28,426	$28,240	$186	$—	$—	$—	$—	$—	$—
Loans held for investment	2,468	2,491	(23)	1	1	—	1	1	—
	$30,894	$30,731	$163	$1	$1	$—	$1	$1	$—

	December 31, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$40,176	$39,513	$663	$—	$—	$—	$—	$—	$—
Loans held for investment	3,182	3,215	(33)	16	17	(1)	16	17	(1)
	$43,358	$42,728	$630	$16	$17	$(1)	$16	$17	$(1)

The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Mortgage loans held for sale	$(569)	$(93)
Loans held for sale	—	222
Loans held for investment	10	57
	$(559)	$186
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended March 31, 2026	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$3,182	$243	$756
Originations	—	4	—
Gains/(losses) in net income, net	10	27	—
Net charge-offs	(49)	—	—
Settlements	(675)	(24)	—
Ending balance	$2,468	$250	$756

Three Months Ended March 31, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$7,283	$235	$765
Originations	—	11	—
Gains/(losses) in net income, net	57	36	—
Net charge-offs	(51)	—	—
Settlements	(1,177)	(21)	—
Ending balance	$6,112	$261	$765
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

The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of March 31, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$2,468	Discounted cash flow	Discount rate	6% to 7% (6%)
Guarantee asset	250	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 19% (19%)
Equity warrants	756	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	33% to 74% (42%) 3% (3%) 2 years

Nonrecurring fair value
Collateral dependent loans:
Commercial and industrial	31	Sales comparison, Market approach - guideline transaction method	Loss given default	82% (82%)
Commercial and industrial	8,483	Appraisal value	Commission	10% to 20% (17%)
Commercial and industrial	2,984	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (41%)
Commercial and industrial	514	Income and market approach	Commission, cost to sell, closing costs	10% (10%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$3,182	Discounted cash flow	Discount rate	6% to 7% (6%)
Guarantee asset	243	Discounted cash flow	Discount rate Prepayment rate	6% (6%) 20% (20%)
Equity warrants	756	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	33% to 74% (42%) 3% (3%) 2 years

Nonrecurring fair value
OREO:
1-4 family residential	3,040	Contract value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans:
Commercial and industrial	43	Sales comparison, Market approach - Guideline transaction method	Loss given default	75% (75%)
Commercial and industrial	8,619	Appraisal value	Commission	10% to 20% (17%)
Commercial and industrial	2,071	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (62%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
March 31, 2026		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$264,051	$264,051	$—	$—
Held-to-maturity debt securities, net of ACL	95,030	247	77,320	13,208
Loans, net(1)	2,666,846	—	—	2,610,936
Accrued interest receivable	11,582	11,582	—	—
Liabilities:
Term deposits(2)	371,889	339,746	—	32,171
Non-term deposits	2,469,726	2,469,726	—	—
Borrowings:
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	6	6	—	—
Subordinated notes – fixed-to-floating rate	44,810	—	—	41,556
Accrued interest payable	1,593	1,593	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$200,281	$200,281	$—	$—
Held-to-maturity debt securities, net of ACL	94,970	248	79,664	10,723
Loans, net(1)	2,625,800	—	—	2,567,911
Accrued interest receivable	11,209	11,209	—	—
Liabilities:
Term deposits(2)	352,473	327,898	—	24,825
Non-term deposits	2,394,102	2,394,102	—	—
Borrowings:
FHLB borrowings – fixed rate	12,332	12,332	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	509	509	—	—
Subordinated notes – fixed-to-floating rate	44,772	—	—	42,017
Accrued interest payable	1,295	1,295	—	—
______________________________________
(1) Excludes loans accounted for under the fair value option of $2.5 million and $3.2 million as of March 31, 2026 and December 31, 2025, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $339.7 million and $327.9 million as of March 31, 2026 and December 31, 2025, respectively, are classified under Level 1 fair value measurement.
The fair value estimates presented and discussed above are based on pertinent information available to management as of the dates specified. The estimated fair value amounts are based on the exit price notion. Although management is not aware of any factors that would significantly affect the estimated fair values, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since the balance sheet dates. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting dates. Fair values for fixed-rate certificates of deposit are estimated using a DCF calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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
Cash Flow Hedges: In 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain FHLB borrowings. The swap hedges the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. The notional amount of this interest rate swap as of March 31, 2026 and December 31, 2025 was $50.0 million. As of March 31, 2026 and December 31, 2025, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the swap. Upon maturity on April 1, 2026, the interest rate swap was not renewed as the $50.0 million FHLB advance that matured on April 1, 2026 was not renewed.
In 2025, the Company executed interest rate swaps with notional amounts that were designated as cash flow hedges of certain variable rate interest-bearing deposits. The swaps hedge the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a four-year period and total notional amount of $200.0 million as of March 31, 2026. As of March 31, 2026, these hedges were determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Fair Value Hedges: In 2025, the Company entered into interest rate swaps with notional amounts that were designated as fair value hedges of closed pools of fixed-rate loans. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item. The swap hedges the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a five-year period and total notional amount of $200.0 million as of March 31, 2026. As of March 31, 2026, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of March 31, 2026 and December 31, 2025 was $60.9 million and $70.7 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following reflects the fair value of derivatives recorded on the Condensed Consolidated Balance Sheets as of the dates noted:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$250,000	$500	$—	$—
Interest rate swaps – fair value hedge	200,000	444	—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	60,882	692	70,703	952

Total included in other assets		$1,636		$952

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$—	$—	$250,000	$777
Interest rate swaps – fair value hedge	—	—	200,000	719

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	60,882	718	70,703	976

Total included in other liabilities		$718		$2,472
The effect of cash flow hedge accounting on accumulated other comprehensive income were as follows:

		Three Months Ended March 31,
		2026		2025
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$(5)	$(24)	$(25)	$59
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	1,081	125	—	—
		$1,076	$101	$(25)	$59
The following amounts were recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the respective period (dollars in thousands):

	March 31, 2026
Condensed Consolidated Balance Sheet line item	Amortized Cost of the Hedged Assets	Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Loans	$431,108	$(420)

The effects of the fair value hedge relationships on the Condensed Consolidated Statements of Income were as follows:

		Three Months Ended March 31,
(dollars in thousands)	Location of Gain (Loss)	2026	2025
Interest rate swap	Interest income - Loans	$553	$—
Loans	Interest income - Loans	(420)	—
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 was immaterial.
NOTE 14 – SEGMENT REPORTING
The Company has two reportable segments, which consist of Wealth Management and Mortgage. The chief operating decision maker (CODM) is the Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The CODM uses income before income tax to determine resource allocation during the annual budget and forecast process and to monitor monthly budgeted versus actual results in assessing performance of the segments.
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
The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended March 31, 2026	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$40,701	$404	$41,105
Total interest expense	20,222	—	20,222
Release of credit losses	(728)	—	(728)
Net interest income, after release of credit losses	21,207	404	21,611
Net (loss) gain on mortgage loans	(8)	1,466	1,458
All other non-interest income(1)	5,198	—	5,198
Total income before non-interest expense	26,397	1,870	28,267
Salaries and employee benefits expense	11,739	1,196	12,935
Depreciation and amortization expense	635	5	640
All other non-interest expense(2)	6,181	408	6,589
Income before income taxes	$7,842	$261	$8,103

Goodwill	$30,400	$—	$30,400
Total assets	3,209,437	31,280	3,240,717
______________________________________
(1)All other non-interest income for Wealth Management primarily includes Trust and investment management fees, Bank fees, Risk management and Insurance fees, and Income on company-owned life insurance.
(2)All other non-interest expense for Wealth Management primarily includes Occupancy and equipment, Professional services, Data processing, Technology and information systems, and Other. All other non-interest expense for Mortgage primarily includes Data processing, Occupancy and equipment, and Other.

As of or for the three months ended March 31, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,026	$183	$37,209
Total interest expense	19,756	—	19,756
Provision for credit losses	80	—	80
Net interest income, after provision for credit losses	17,190	183	17,373
Net (loss) gain on mortgage loans	(15)	1,082	1,067
All other non-interest income(1)	6,278	—	6,278
Total income before non-interest expense	23,453	1,265	24,718
Salaries and employee benefits expense	10,635	845	11,480
Depreciation and amortization expense	667	5	672
All other non-interest expense(2)	6,815	394	7,209
Income before income taxes	$5,336	$21	$5,357

Goodwill	$30,400	$—	$30,400
Total assets	2,893,676	12,624	2,906,300
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
NOTE 15 – TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit (LIHTC) investments. As of March 31, 2026 and December 31, 2025, total unfunded commitments related to LIHTC investments totaled $2.1 million and $2.4 million, respectively. As of March 31, 2026 and December 31, 2025, the total balance of all LIHTC investments was $4.3 million and $4.2 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.
The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended March 31, 2026 and 2025, the Company recognized amortization expense of $0.2 million.
Additionally, during the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million of tax credits and $42 thousand and $46 thousand, respectively, of other benefits from the LIHTC investments. During the three months ended March 31, 2026 and 2025, the Company did not incur any impairment losses.
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) have been fully phased in. The net unrealized gain or loss on HTM securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the three months ended March 31, 2026 and the year ended December 31, 2025, First Western made no capital injections into the Bank. Management believes as of March 31, 2026, First Western and the Bank meet all capital adequacy requirements to which they are subject.

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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of March 31, 2026, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of March 31, 2026 and December 31, 2025, the most recent filings with the FDIC categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since March 31, 2026, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of March 31, 2026 and December 31, 2025.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$279,418	11.33%	$147,927	6.0%	$197,236	8.0%
Consolidated	244,351	9.90	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	279,418	11.33	110,945	4.5	160,254	6.5
Consolidated	244,351	9.90	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	300,925	12.21	197,236	8.0	246,544	10.0
Consolidated	308,859	12.52	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	279,418	9.01	123,984	4.0	154,980	5.0
Consolidated	244,351	7.88	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$273,025	11.15%	$146,854	6.0%	$195,805	8.0%
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	273,025	11.15	110,140	4.5	159,092	6.5
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	293,487	11.99	195,805	8.0	244,756	10.0
Consolidated	302,347	12.34	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	273,025	8.79	124,259	4.0	155,324	5.0
Consolidated	238,886	7.68	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of March 31, 2026, $136.2 million of retained earnings is available to pay dividends from the Bank. As of March 31, 2026 and December 31, 2025, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three months ended March 31, 2026 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the SEC on February 27, 2026. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
The following discussion contains "forward-looking statements" that reflect our future plans, estimates, beliefs, and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. See "Cautionary Note Regarding Forward-Looking Statements." Also, see the risk factors and other cautionary statements described under the heading "Item 1A - Risk Factors" included in our Annual Report Form 10-K filed with the SEC on February 27, 2026 and in Part II–Item 1A of this Form 10-Q. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
We offer our services through a branded network of boutique private trust bank offices, which we believe are strategically located in affluent and high-growth markets in locations across Colorado, Arizona, Wyoming, Montana, and California. Our profit centers, which are comprised of private bankers, lenders, wealth planners, and portfolio managers, under the leadership of a president, are also supported centrally by teams providing management services such as operations, risk management, credit administration, marketing, technology support, human capital, and accounting/finance services, which we refer to as support centers.
From 2004, when we opened our first profit center, until March 31, 2026, we have expanded our footprint into fourteen full service profit centers, four loan production offices, and one trust office located across five states. As of and for the three months ended March 31, 2026, we had $3.24 billion in total assets, $28.3 million in Total income before non-interest expense, and provided fiduciary and advisory services on $7.24 billion of AUM.
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
•Other—includes costs related to operational expenses associated with office supplies, postage, travel expenses, meals and entertainment, dues and memberships, costs to maintain or prepare OREO for sale, changes in OREO valuations subsequent to the initial acquisition when updated fair values are lower than the cost basis, director compensation and travel, and other general corporate expenses that do not fit within one of the specific non-interest expense lines described above. Other operational expenses are generally impacted by our business activities and needs.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of March 31, 2026, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended March 31, 2026 compared with the three months ended March 31, 2025. We reported Net income available to common shareholders of $6.2 million for the three months ended March 31, 2026, compared to $4.2 million of Net income available to common shareholders for the three months ended March 31, 2025, a $2.0 million, or 47.6% increase. For the three months ended March 31, 2026, our Income before income tax was $8.1 million, a $2.7 million, or 51.3% increase from the three months ended March 31, 2025. The increase was primarily driven by a $3.4 million increase in Net interest income and a $0.8 million decrease in Provision for credit losses, partially offset by a $0.8 million increase in Non-interest expense and a $0.7 million decrease in Non-interest income.
•The increase in Net interest income was driven by a 20 basis point increase in net interest margin and an increase in average interest-earning assets. The increase in net interest margin was primarily due to a 23 basis point decrease in total cost of funds as a result of reducing deposit rates commensurate with the short-term rate decreases in 2025 and runoff of higher cost deposit accounts.
•The decrease in Provision for credit losses was primarily attributable to a credit event resolution on an individually analyzed loan, partially offset by loan growth.
•The increase in Non-interest expense was primarily driven by an increase in Salaries and employee benefits due to salary increases and an increase in bonus accruals as a result of improved earnings, partially offset by a decrease in Occupancy and equipment expense primarily due to a decrease in variable lease expenses.
•The decrease in Non-interest income was primarily driven by decreases in Net gain on other real estate owned due to the sale of two OREO properties in the first quarter of 2025 at a net gain, Other primarily due to changes in interest rate swap fair values, and Net gain on loans held for sale, partially offset by an increase in Net gain on mortgage loans due to an increase in origination volume.
Net Interest Income
The three months ended March 31, 2026 compared with the three months ended March 31, 2025. For the three months ended March 31, 2026, Net interest income, before Provision for credit losses, was $20.9 million, an increase of $3.4 million, or 19.7%, compared to the three months ended March 31, 2025. The increase was primarily driven by a 20 basis point increase in net interest margin and a $300 million increase in average interest-earning assets. The increase in net interest margin was primarily driven by a 23 basis point decrease in total cost of funds.
Total interest and dividend income increased $3.9 million, or 10.5%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $300 million increase in average interest-earning assets, partially offset by a 3 basis point decrease in the average interest-earning assets yield. The increase in average interest-earning assets was driven by increases in average loans of $277 million and debt securities of $62.9 million, partially offset by a decrease in average interest-bearing deposits in other financial institutions of $54.5 million. The decrease in the average interest-earning assets yield was primarily driven by an 81 basis point decrease in interest-bearing deposits in other financial institution yield due to the lower interest rate environment, partially offset by a 64 basis point increase in average debt securities yield.
Interest expense on Interest-bearing deposits increased $0.5 million, or 2.7%, during the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a $297 million increase in average interest-bearing deposits, partially offset by lower deposit rates. The increase in average interest-bearing deposits was primarily driven by an increase in money market deposit accounts, partially offset by a decrease in time deposits. Average interest-bearing deposit rates were 3.23% for the three months ended March 31, 2026, compared to 3.59% for the three months ended March 31, 2025. The decrease in the average Interest-bearing deposits rate was primarily attributable to reducing deposit rates commensurate with the short-term rate decreases in 2025 and runoff of higher cost deposit accounts.

The following presents an analysis of Net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	As of or for the Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$145,676	$1,341	3.73%	$200,194	$2,242	4.54%
Debt securities	138,537	1,464	4.29	75,592	681	3.65
Correspondent bank stock	6,421	136	8.59	5,806	128	8.94
Loans(2)	2,684,756	37,721	5.70	2,407,482	33,864	5.70
Mortgage loans held for sale(3)	30,682	404	5.34	13,593	183	5.46
Loans held at fair value	2,955	39	5.35	6,846	111	6.58
Total interest-earning assets(4)	3,009,027	41,105	5.54	2,709,513	37,209	5.57
Noninterest-earning assets	123,720			143,579
Total assets	$3,132,747			$2,853,092
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,387,215	19,017	3.23	$2,090,505	18,516	3.59
FHLB and Federal Reserve borrowings	50,338	500	4.03	51,885	502	3.92
Subordinated notes	44,785	705	6.38	52,495	738	5.70
Total interest-bearing liabilities	2,482,338	20,222	3.30	2,194,885	19,756	3.65
Noninterest-bearing liabilities:
Noninterest-bearing deposits	347,520			363,922
Other liabilities	36,459			41,656
Total noninterest-bearing liabilities	383,979			405,578
Total shareholders’ equity	266,430			252,629
Total liabilities and shareholders’ equity	$3,132,747			$2,853,092
Net interest rate spread(5)			2.24			1.92
Net interest income(6)		$20,883			$17,453
Net interest margin(7)			2.81			2.61
__________________________________
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
(7)Net interest margin is equal to annualized net interest income divided by average interest-earning assets.

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended March 31, 2026
	Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(502)	$(399)	$(901)
Debt securities	665	118	783
Correspondent bank stock	13	(5)	8
Loans	3,896	(39)	3,857
Mortgage loans held for sale	225	(4)	221
Loans held at fair value	(51)	(21)	(72)
Total increase (decrease) in interest income	$4,246	$(350)	$3,896
Interest-bearing liabilities:
Interest-bearing deposits	2,364	(1,863)	501
FHLB and Federal Reserve borrowings	(15)	13	(2)
Subordinated notes	(121)	88	(33)
Total increase (decrease) in interest expense	$2,228	$(1,762)	$466
Increase in net interest income	$2,018	$1,412	$3,430
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three months ended March 31, 2026, we recorded a $0.7 million Release of provision for credit losses compared to a $0.1 million Provision for credit losses for the three months ended March 31, 2025. The release of provision recorded for the three months ended March 31, 2026 was primarily driven by decreased provision on individually analyzed loans.

The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended March 31, 2026 compared with the three months ended March 31, 2025. For the three months ended March 31, 2026 compared with the three months ended March 31, 2025, Non-interest income decreased $0.7 million, or 9.4%, to $6.7 million. The decrease in Non-interest income during the three months ended March 31, 2026 was primarily driven by decreases in Net gain on other real estate owned, Other, and Net gain on loans held for sale, partially offset by an increase in Net gain on mortgage loans.
The following presents the significant categories of our Non-interest income during the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest income:
Trust and investment management fees	$4,751	$4,677	$74	1.6%
Net gain on mortgage loans	1,458	1,067	391	36.6
Net gain on loans held for sale	—	222	(222)	(100.0)
Bank fees	305	422	(117)	(27.7)
Risk management and insurance fees	249	259	(10)	(3.9)
Income on company-owned life insurance	116	110	6	5.5
Net (loss) gain on loans accounted for under the fair value option	(39)	6	(45)	(750.0)
Net (loss) gain on other real estate owned	(7)	459	(466)	(101.5)
Unrealized (loss) gain recognized on equity securities	(4)	11	(15)	(136.4)
Other	(173)	112	(285)	(254.5)
Total non-interest income	$6,656	$7,345	$(689)	(9.4)
Net gain on mortgage loans—The increase in Net gain on mortgage loans of $0.4 million, or 36.6%, for the three months ended March 31, 2026 was primarily attributable to an increase in origination volume.
Net gain on loans held for sale—The decrease in Net gain on loans held for sale was due to a $0.2 million gain recorded in the first quarter of 2025. The gain was due to the reversal of a write-down on a non-accrual loan recorded in the fourth quarter of 2024. This loan was classified as held for sale as of December 31, 2024; however, during the first quarter of 2025, it was transferred to held for investment and charged off through the ACL.
Bank fees—The decrease in Bank fees of $0.1 million, or 27.7%, for the three months ended March 31, 2026, was primarily attributable to a decrease in Main Street Lending Program (MSLP) servicing fees as the last MSLP loan exited the Bank’s loan portfolio in the first quarter of 2025.
Net (loss) gain on other real estate owned—During the first quarter of 2025, two OREO properties were sold for a net gain of $0.5 million. During the first quarter of 2026, the last remaining OREO property was sold for a net loss of $7 thousand.
Other—The decrease in Other of $0.3 million, or 254.5%, was primarily attributable to changes in interest rate swap fair values.

Non-Interest Expense
The three months ended March 31, 2026 compared with the three months ended March 31, 2025. For the three months ended March 31, 2026 compared with the three months ended March 31, 2025, Non-interest expense increased $0.8 million, or 4.1%, to $20.2 million. The increase in Non-interest expense during the three months ended March 31, 2026 was driven primarily by an increase in Salaries and employee benefits, partially offset by decreases in Occupancy and equipment and Other.
The following presents the significant categories of our Non-interest expense during the periods presented:

	Three Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$12,935	$11,480	$1,455	12.7%
Occupancy and equipment	1,903	2,232	(329)	(14.7)
Professional services	1,596	1,704	(108)	(6.3)
Technology and information systems	999	1,056	(57)	(5.4)
Data processing	1,186	1,122	64	5.7
Marketing	193	216	(23)	(10.6)
Amortization of other intangible assets	48	51	(3)	(5.9)
Other	1,304	1,500	(196)	(13.1)
Total non-interest expense	$20,164	$19,361	$803	4.1
Salaries and employee benefits—The increase in Salaries and employee benefits of $1.5 million, or 12.7%, for the three months ended March 31, 2026 was primarily driven by an increase in average headcount and an increase in bonus accruals as a result of improved earnings.
Occupancy and equipment—The decrease in Occupancy and equipment of $0.3 million, or 14.7%, for three months ended March 31, 2026 was driven by a decrease in variable lease expenses.
Professional services—The decrease in Professional services of $0.1 million, or 6.3%, for the three months ended March 31, 2026, was driven by decreases in legal expenses and FDIC insurance fees.
Other—The decrease in Other of $0.2 million, or 13.1%, for the three months ended March 31, 2026, was primarily driven by a fraud loss in the first quarter of 2025.
Income Tax
The Company recorded an income tax provision of $1.9 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, reflecting an effective tax rate of 23.4% and 21.9%, respectively.

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
The following presents key metrics related to our segments during the periods presented:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$26,397	$1,870	$28,267	$23,453	$1,265	$24,718
Income before income taxes	7,842	261	8,103	5,336	21	5,357
Profit margin	29.7%	14.0%	28.7%	22.8%	1.7%	21.7%
______________________________________
(1)Net interest income after provision plus non-interest income.
The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest and dividend income	$40,701	$37,026	$3,675	9.9%
Total interest expense	20,222	19,756	466	2.4
(Release of) provision for credit losses	(728)	80	(808)	(1,010.0)
Net interest income, after (release of) provision for credit losses	21,207	17,190	4,017	23.4
Total non-interest income	5,190	6,263	(1,073)	(17.1)
Total income before non-interest expense	26,397	23,453	2,944	12.6
Salaries and employee benefits expense	11,739	10,635	1,104	10.4
Depreciation and amortization expense	635	667	(32)	(4.8)
All other non-interest expense	6,181	6,815	(634)	(9.3)
Income before income taxes	$7,842	$5,336	$2,506	47.0

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,209,437	$2,893,676	$315,761	10.9%
The Wealth Management segment reported Income before income tax of $7.8 million for the three months ended March 31, 2026, compared to $5.3 million for the same period in 2025. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before income taxes for the three months ended March 31, 2026 was driven primarily by an increase in Net interest income, after provision for credit losses, partially offset by an increase in Non-interest expense and a decrease in Non-interest income. The increase in Net interest income, after provision for credit losses was primarily driven by increases in net interest margin and average interest-earning assets, as well as a release of provision for credit losses primarily driven by a decreased ACL on individually analyzed loans. The increase in Non-interest expense was primarily driven by an increase in Salaries and employee benefits, partially offset by a decrease in Occupancy and equipment. The decrease in Non-interest income was primarily driven by decreases in Net gain on other real estate owned and Net gain on loans held for sale.

Mortgage

	As of or for the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest and dividend income	$404	$183	$221	120.8%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	404	183	221	120.8
Net gain on mortgage loans	1,466	1,082	384	35.5
Total income before non-interest expense	1,870	1,265	605	47.8
Salaries and employee benefits expense	1,196	845	351	41.5
Depreciation and amortization expense	5	5	—	—
All other non-interest expense	408	394	14	3.6
Income before income taxes	$261	$21	$240	1,142.9

Total assets	$31,280	$12,624	$18,656	147.8%
The Mortgage segment reported Income before income tax of $0.3 million for the three months ended March 31, 2026, compared to $21 thousand for the same period in 2025. The increase in Income before taxes for the three month period ended March 31, 2026 was primarily driven by an increase in Net gain on mortgage loans, which was primarily driven by higher origination volume, as well as an increase in Total interest and dividend income, partially offset by an increase in Salaries and employee benefits.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$264,051	$200,281	$63,770	31.8%
Available-for-sale debt securities, at fair value (amortized cost of $41,937 and $45,623, respectively)	41,939	45,607	(3,668)	(8.0)
Held-to-maturity debt securities, net of allowance for credit losses of $83 and $74, (fair value of $90,775 and $90,635), respectively	95,030	94,970	60	0.1
Loans (includes $2,468 and $3,182 measured at fair value, respectively)	2,690,115	2,650,423	39,692	1.5
Allowance for credit losses	(20,801)	(21,441)	640	3.0
Loans, net of allowance	2,669,314	2,628,982	40,332	1.5
Mortgage loans held for sale, at fair value	28,426	40,176	(11,750)	(29.2)
Other real estate owned, net	—	3,040	(3,040)	(100.0)
Goodwill and other intangible assets, net	31,373	31,422	(49)	(0.2)
Company-owned life insurance	17,532	17,416	116	0.7
Other assets	93,052	93,087	(35)	—
Total assets	$3,240,717	$3,154,981	$85,736	2.7

Deposits	$2,841,615	$2,746,575	$95,040	3.5
Borrowings	94,816	107,613	(12,797)	(11.9)
Other liabilities	30,921	35,233	(4,312)	(12.2)
Total liabilities	2,967,352	2,889,421	77,931	2.7
Total shareholders’ equity	273,365	265,560	7,805	2.9
Total liabilities and shareholders’ equity	$3,240,717	$3,154,981	$85,736	2.7
Cash and cash equivalents increased by $63.8 million, or 31.8%, to $264.1 million as of March 31, 2026 compared to December 31, 2025. The increase was a result of the increase in Deposits, partially offset by the increase in Loans and decrease in Borrowings.
Available-for-sale debt securities decreased by $3.7 million, or 8.0%, to $41.9 million as of March 31, 2026 compared to December 31, 2025. The decrease was due to principal pay downs.
Held-to-maturity debt securities increased by $0.1 million, or 0.1%, to $95.0 million as of March 31, 2026 compared to December 31, 2025. The increase was primarily due to the purchase of corporate bonds, offset by principal pay downs.
Loans, net of allowance increased by $40.3 million, or 1.5%, to $2.67 billion as of March 31, 2026 compared to December 31, 2025, primarily due to growth in the 1-4 family residential and Commercial and industrial portfolios, partially offset by a decrease in Non-owner occupied commercial real estate portfolio.
Mortgage loans held for sale, at fair value decreased $11.8 million, or 29.2%, to $28.4 million as of March 31, 2026 compared to December 31, 2025. The decrease was primarily due to the timing of loan originations and sales.
Other real estate owned, net decreased by $3.0 million as of March 31, 2026 compared to December 31, 2025. The decrease was due to the sale of the Company's last remaining OREO property in the first quarter of 2026.
Deposits increased $95.0 million, or 3.5%, to $2.84 billion as of March 31, 2026 compared to December 31, 2025, primarily driven by increases in Non-interest bearing deposit accounts, money market deposit accounts, and time deposit accounts. Non-interest bearing deposit accounts increased $35.1 million, or 10.2%, to $380.1 million as of March 31, 2026 compared to December 31, 2025. Money market deposit accounts increased $31.6 million, or 1.7%, to $1.95 billion as of March 31, 2026 compared to December 31, 2025. Time deposit accounts increased $19.4 million, or 5.5%, from December 31, 2025 to $371.9 million as of March 31, 2026.

Borrowings decreased $12.8 million, or 11.9%, to $94.8 million as of March 31, 2026 compared to December 31, 2025. The decrease was primarily driven by the pay down on the Company's FHLB line of credit in the first quarter of 2026.
Other liabilities decreased $4.3 million, or 12.2%, to $30.9 million as of March 31, 2026 compared to December 31, 2025. The decrease was primarily due to to decreases in salaries payable driven by the timing of 401K match payouts and incentive compensation payments and an increase in interest rate swap fair values resulting from an increase in forward interest rates.
Total shareholders’ equity increased $7.8 million, or 2.9%, from December 31, 2025 to $273.4 million as of March 31, 2026. The increase was primarily due to Net income for the quarter and a decrease in Accumulated other comprehensive loss primarily driven by an increase in cash flow hedge fair values.

Assets Under Management

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Managed Trust Balance as of Beginning of Period	$1,901	$2,018
New relationships	—	5
Closed relationships	(7)	—
Contributions	20	2
Withdrawals	(104)	(134)
Market change, net	(60)	54
Ending Balance	$1,750	$1,945
Yield*	0.20%	0.16%

Directed Trust Balance as of Beginning of Period	$2,014	$1,934
New relationships	—	—
Closed relationships	(2)	(4)
Contributions	31	32
Withdrawals	(28)	(17)
Market change, net	9	(15)
Ending Balance	$2,024	$1,930
Yield*	0.08%	0.10%

Investment Agency Balance as of Beginning of Period	$1,635	$1,584
New relationships	9	9
Closed relationships	(6)	(12)
Contributions	27	15
Withdrawals	(41)	(52)
Market change, net	(15)	(12)
Ending Balance	$1,609	$1,532
Yield*	0.75%	0.77%

Custody Balance as of Beginning of Period	$575	$589
New relationships	36	1
Closed relationships	(2)	—
Contributions	112	102
Withdrawals	(3)	(44)
Market change, net	(32)	5
Ending Balance	$686	$653
Yield*	0.05%	0.05%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,125	$6,125
New relationships	45	15
Closed relationships	(17)	(16)
Contributions	190	151
Withdrawals	(176)	(247)
Market change, net	(98)	32
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,069	$6,060
Yield*	0.29%	0.28%

401(k)/Retirement Balance	$1,166	$1,117
Yield*	0.12%	0.15%

Total Assets Under Management	$7,235	$7,177
Yield*	0.26%	0.26%
______________________________________
*Trust & investment management fees divided by period end balance.
For the three months ended March 31, 2026, AUM decreased $43.0 million, or 0.6%, primarily due to lower market values, partially offset by new accounts.

Debt Securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a third-party pricing service, with unrealized gains and losses excluded from earnings and reported in OCI, net of tax. The carrying values of our debt securities classified as available-for-sale are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of OCI in shareholders’ equity. As of March 31, 2026 and December 31, 2025, investments in debt securities classified as available-for-sale totaled $41.9 million and $45.6 million, respectively.
Debt securities for which we have the intent and ability to hold to their maturity are classified as HTM debt securities and are recorded at amortized cost. Debt securities HTM are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of March 31, 2026 and December 31, 2025, investments in debt securities classified as HTM totaled $95.0 million.
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

	Maturities as of March 31, 2026
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	—%	$—	—%	$—	—%	$41,937	4.64%
Total available for sale	$—	—	$—	—	$—	—	$41,937	4.64
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$248	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	329	3.56	358	2.76	2,648	3.95
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6	3.33	4,741	4.83	2,630	1.80	49,575	3.41
Residential mortgage-backed securities - other	—	—	10	4.39	299	4.99	421	4.02
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	6,000	4.27	133	2.02
Corporate bonds	—	—	3,998	5.89	23,717	5.52	—	—
Total held-to-maturity	$6	3.33	$9,326	5.21	$33,004	4.96	$52,777	3.44

	Maturities as of December 31, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	—%	$—	—%	$—	—%	$45,623	4.87%
Total available for sale	$—	—	$—	—	$—	—	$45,623	4.87
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$248	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	360	3.78	395	2.75	2,657	3.99
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	10	3.24	4,761	4.82	1,291	2.14	53,777	3.46
Residential mortgage-backed securities - other	—	—	11	4.76	305	5.02	435	4.03
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	6,000	4.61	138	2.01
Corporate bonds	—	—	6,690	6.62	17,966	5.25	—	—
Total held-to-maturity	$10	3.24	$12,070	5.77	$25,957	4.91	$57,007	3.49
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our HTM investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label MBS as well as corporate bonds. The ACL on HTM debt securities was $0.1 million as of March 31, 2026 and December 31, 2025. There was no ACL on AFS debt securities as of March 31, 2026 and December 31, 2025.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of March 31, 2026 and December 31, 2025, we had Mortgage loans held for sale of $28.4 million and $40.2 million, respectively, of residential mortgage loans we originated.

As of March 31, 2026, the Company has $2.5 million in loans accounted for under the fair value option with an unpaid principal balance amount of $2.5 million. As of December 31, 2025, the Company had $3.2 million in loans accounted for under the fair value option with an unpaid principal balance amount of $3.2 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.
The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted:

	March 31,		December 31,
	2026		2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, securities, and other	$164,117	6.2%	$164,726	6.3%
Consumer and other	20,078	0.7	19,596	0.7
Construction and development	194,582	7.2	189,081	7.1
1-4 family residential	1,073,029	39.9	1,033,665	39.1
Non-owner occupied CRE	777,057	28.9	809,875	30.6
Owner occupied CRE	211,198	7.9	204,078	7.7
Commercial and industrial	248,006	9.2	225,281	8.5
Loans held for investment at amortized cost	$2,688,067	100.0%	$2,646,302	100.0%
Portfolio layer method basis adjustment for hedged portfolio	(420)		939
Loans accounted for under the fair value option(1)	2,468		3,182
Total loans held for investment	$2,690,115		$2,650,423
Mortgage loans held for sale, at fair value(2)	$28,426		$40,176
______________________________________
(1)Includes $2.5 million and $3.2 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $28.2 million and $39.5 million of unpaid principal balance of Mortgage loans held for sale as of March 31, 2026 and December 31, 2025, respectively.
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
One of the larger categories of the Company’s loan portfolio is Commercial Real Estate (CRE). The following provides balances by asset type of the Company’s CRE portfolio:

	As of March 31, 2026
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$230,532	$230,532	23.3%
Industrial and warehouse	64,765	158,626	223,391	22.6
Office	59,286	154,841	214,127	21.7
Retail	24,961	59,073	84,034	8.5
Hotel	3,111	44,131	47,242	4.8
Restaurant and entertainment	19,661	9,827	29,488	3.0
Other commercial real estate	39,414	120,027	159,441	16.1
Total CRE loan portfolio	$211,198	$777,057	$988,255	100.0%
The following summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of March 31, 2026
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$753,622	76.3%
Montana	69,500	7.0
Wyoming	56,280	5.7
Arizona	38,225	3.9
California	19,220	1.9
Other	51,408	5.2
Total CRE loan portfolio	$988,255	100.0%
The CRE portfolio is comprised of loans made to purchase and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.93 million and $3.10 million with a weighted average loan-to-value ratio (LTV) of 54.5% and 54.3% as of March 31, 2026 and December 31, 2025, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of March 31, 2026
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$74,800	$88,668	$—	$649	$164,117
Consumer and other	4,919	14,068	—	1,091	20,078
Construction and development	96,687	96,360	1,027	508	194,582
1-4 family residential	111,675	97,965	42,585	820,804	1,073,029
Non-owner occupied CRE	226,590	475,380	67,815	7,272	777,057
Owner occupied CRE	31,400	126,044	46,608	7,146	211,198
Commercial and industrial	81,640	140,610	25,756	—	248,006
Total loans	$627,711	$1,039,095	$183,791	$837,470	$2,688,067
Loans accounted for under the fair value option(1)	417	2,051	—	—	2,468
Total loans	$628,128	$1,041,146	$183,791	$837,470	$2,690,535
Amounts with fixed rates	303,990	626,436	87,547	22,968	1,040,941
Amounts with floating rates	324,138	414,710	96,244	814,502	1,649,594
Total loans	$628,128	$1,041,146	$183,791	$837,470	$2,690,535

	As of December 31, 2025
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$69,446	$94,628	$—	$652	$164,726
Consumer and other	14,793	3,571	—	1,232	19,596
Construction and development	99,622	87,609	873	977	189,081
1-4 family residential	112,094	93,557	38,157	789,857	1,033,665
Non-owner occupied CRE	249,127	484,339	69,078	7,331	809,875
Owner occupied CRE	33,101	113,678	50,086	7,213	204,078
Commercial and industrial	68,006	132,347	24,928	—	225,281
Total loans	$646,189	$1,009,729	$183,122	$807,262	$2,646,302
Loans accounted for under the fair value option(1)	678	2,504	—	—	3,182
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484
Amounts with fixed rates	300,949	624,158	94,365	23,091	1,042,563
Amounts with floating rates	345,918	388,075	88,757	784,171	1,606,921
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484
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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. During the first quarter or 2026, the Company sold its last remaining OREO property resulting in a nominal loss. As of March 31, 2026 and December 31, 2025, OREO properties had carrying amounts of $0.0 million and $3.0 million, respectively.
The Company reversed $0.0 million of interest on non-accrual loans during the three months ended March 31, 2026 and 2025. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
We had amortized cost of $16.3 million and $19.6 million in non-performing assets as of March 31, 2026 and December 31, 2025, respectively. The decrease in non-performing assets was primarily driven by the sale of the Company's last remaining OREO property and pay downs.
The following presents the amortized cost basis of non-performing assets as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans by category
Cash, securities, and other	$1,704	$1,704
Commercial and industrial	14,607	14,855
Total non-accrual loans	16,311	16,559
OREO(1)	—	3,040
Total non-performing assets	$16,311	$19,599
Non-accrual loans to total loans(2)	0.61%	0.63%
Non-performing assets to total assets	0.50%	0.62%
Allowance for credit losses to non-accrual loans	127.53%	129.50%
Accruing loans 90 or more days past due	$6,752	$—
______________________________________
(1) Held at the lower of cost or fair value as described in Note 12.
(2) Excludes Mortgage loans held for sale of $28.4 million and $40.2 million as of March 31, 2026 and December 31, 2025, respectively. Excludes $2.5 million and $3.2 million of loans held for investment accounted for under the fair value option as of March 31, 2026 and December 31, 2025, respectively.

Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of March 31, 2026
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$162,413	$—	$1,704	$—	$—	$164,117
Consumer and other(1)	20,078	—	—	—	2,468	22,546
Construction and development	181,782	12,292	508	—	—	194,582
1-4 family residential	1,071,526	1,502	1	—	—	1,073,029
Non-owner occupied CRE	708,411	—	68,646	—	—	777,057
Owner occupied CRE	211,198	—	—	—	—	211,198
Commercial and industrial	220,428	—	27,578	—	—	248,006
Total	$2,575,836	$13,794	$98,437	$—	$2,468	$2,690,535

	As of December 31, 2025
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$163,022	$—	$1,704	$—	$—	$164,726
Consumer and other(1)	19,546	—	50	—	3,182	22,778
Construction and development	175,980	12,124	977	—	—	189,081
1-4 family residential	1,030,754	2,909	2	—	—	1,033,665
Non-owner occupied CRE	741,153	—	68,722	—	—	809,875
Owner occupied CRE	204,078	—	—	—	—	204,078
Commercial and industrial	197,325	—	27,956	—	—	225,281
Total	$2,531,858	$15,033	$99,411	$—	$3,182	$2,649,484
______________________________________
(1)Includes $2.5 million and $3.2 million of loans held for investment accounted for under fair value option as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, non-accrual loans of $16.3 million and $16.6 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The ACL for loans represents Management’s best estimate of CECL on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative DCF models use twelve-month economic forecasts including; HPI, GDP, and national unemployment. The ACL decreased $0.6 million during the three months ended March 31, 2026. The ACL on pooled loans was $18.1 million and $18.0 million as of March 31, 2026 and December 31, 2025, respectively. The $0.1 million provision on pooled loans for the three months ended March 31, 2026 was primarily due to loan growth. The ACL on individually analyzed loans was $2.7 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. The $0.7 million release of provision on individually analyzed loans for the three months ended March 31, 2026 was primarily attributable to a credit event resolution on an individually analyzed loan.

The following presents summary information regarding our ACL for the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Average loans outstanding(1)(2)	$2,684,756	$2,407,482
Total loans outstanding at end of period(3)	$2,688,067	$2,419,255
Allowance for credit losses at beginning of period	$21,441	$18,330
Provision for credit losses	(660)	192
Charge-offs:
Commercial and industrial	—	(594)
Total charge-offs	—	(594)
Recoveries:
Consumer and other	—	20
1-4 family residential	—	4
Commercial and industrial	20	4
Total recoveries	20	28
Net charge-offs	20	(566)
Allowance for credit losses at end of period	$20,801	$17,956
Allowance for credit losses to total loans	0.77%	0.74%
Net charge-offs to average loans	*	0.02
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $30.7 million and $13.6 million for the three months ended March 31, 2026 and 2025, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $3.0 million and $6.8 million for the three months ended March 31, 2026 and 2025, respectively.
(3)Excludes Mortgage loans held for sale of $28.4 million and $10.6 million as of March 31, 2026 and 2025, respectively. Excludes $2.5 million and $6.1 million of loans held for investment accounted for under the fair value option as of March 31, 2026 and 2025, respectively.
*Represents percentages that are not meaningful.
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

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, securities, and other	$1,047	6.2%	$1,150	6.3%
Consumer and other	152	0.7	138	0.7
Construction and development	2,198	7.2	2,210	7.1
1-4 family residential	6,029	39.9	5,846	39.1
Non-owner occupied CRE	4,150	28.9	4,359	30.6
Owner occupied CRE	853	7.9	846	7.7
Commercial and industrial	6,372	9.2	6,892	8.5
Total allowance for credit losses	$20,801	100.0%	$21,441	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposures
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of March 31, 2026 and determined an ACL of $0.6 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of March 31, 2026 were $3.1 million, a decrease of $0.9 million, or 23.2%, from December 31, 2025. The decrease was primarily attributable to changes in temporary differences, most notably the reversal of the OREO allowance upon the sale of the OREO property during the first quarter of 2026.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $95.0 million, or 3.5%, to $2.84 billion as of March 31, 2026, from December 31, 2025. Total average deposits for the three months ended March 31, 2026 were $2.73 billion, an increase of $280 million, or 11.4%, compared to $2.45 billion for the three months ended March 31, 2025. The increase in average deposits for the three months ended March 31, 2026 compared to the same period in 2025 was driven primarily by an increase in money market deposit accounts, partially offset by decreases in time deposit accounts and Noninterest-bearing deposit accounts.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Months Ended March 31,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,894,070	3.32%	$1,523,891	3.67%
Interest checking accounts	122,814	0.30	137,215	0.22
Uninsured time deposits	84,976	3.88	60,066	4.23
Other time deposits	272,189	3.89	355,683	4.61
Total time deposits	357,165	3.89	415,749	4.55
Savings accounts	13,166	0.06	13,650	0.08
Total interest-bearing deposits	2,387,215	3.23	2,090,505	3.59
Noninterest-bearing accounts	347,520		363,922
Total deposits	$2,734,735	2.82	$2,454,427	3.06
Average Noninterest-bearing deposits to average Total deposits was 12.7% and 14.8% for the three months ended March 31, 2026 and 2025, respectively.
Our average cost of deposits was 2.82% and 3.06% for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost of deposits was primarily due to lower rates on money market and time deposits accounts as a result of the Company reducing deposit rates commensurate with the short-term rate decrease in 2025 and runoff of higher cost deposit accounts.
Money market deposit accounts as of March 31, 2026 were $1.95 billion, an increase of $31.6 million, or 1.7%, compared to December 31, 2025. Interest checking accounts as of March 31, 2026 were $130.8 million, an increase of $8.5 million, or 7.0%, compared to December 31, 2025. Time deposits as of March 31, 2026 were $371.9 million, an increase of $19.4 million, or 5.5%, from December 31, 2025.
The following presents the amount of certificates of deposit by time remaining until maturity as of March 31, 2026:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured time deposits	$28,629	$29,390	$15,711	$12,345	$86,075
Other	90,542	37,003	138,471	19,798	285,814
Total	$119,171	$66,393	$154,182	$32,143	$371,889

Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of March 31, 2026 and December 31, 2025, borrowings totaled $94.8 million and $107.6 million, respectively.
The decrease in borrowings as of March 31, 2026 compared to December 31, 2025 was primarily driven by the pay down of the Company's FHLB line of credit in the first quarter of 2026.
The following presents balances of each of the borrowing facilities as of the dates noted:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Borrowings
FHLB borrowings	$50,000	$62,332
Federal Reserve borrowings	6	509
Subordinated notes	44,810	44,772
Total	$94,816	$107,613
FHLB
The following presents additional information on our FHLB borrowings:

As of or for the Three Months Ended March 31,
(dollars in thousands)	2026
Short-term borrowings
Maximum outstanding at any month-end during the period	$50,000
Balance outstanding at end of period	$50,000
Average outstanding during the period	$50,137
Average interest rate during the period	3.80%
Average interest rate at the end of the period	3.77
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of March 31, 2026 and December 31, 2025, the Company was in compliance with the covenant requirements.
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

The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended March 31,
	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	11.09%	12.76%
Interest-bearing	76.20	73.27
FHLB and Federal Reserve borrowings	1.61	1.82
Subordinated notes	1.43	1.84
Other liabilities	1.17	1.46
Shareholders’ equity	8.50	8.85
Total	100.00%	100.00%
Uses of Funds:
Total loans	85.00%	83.92%
Investment securities	4.42	2.65
Correspondent bank stock	0.20	0.20
Mortgage loans held for sale	0.98	0.48
Interest-bearing deposits in other financial institutions	4.65	6.94
Noninterest-earning assets	4.75	5.81
Total	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	12.71%	14.83%
Average loans to total average deposits	98.17	98.09
Average interest-bearing deposits to total average deposits	87.29	85.17
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of March 31, 2026 and December 31, 2025, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
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

The following presents future contractual obligations to make future payments during the periods presented:

	As of March 31, 2026
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years		After 5 Years		Total
FHLB and Federal Reserve	$50,006	$—	$—		$—		$50,006
Subordinated notes	—	—	10,000	(1)	34,810	(2)	44,810
Time deposits	339,746	30,415	1,728		—		371,889
Minimum lease payments	2,057	5,028	7,727		13,542		28,354
Total	$391,809	$35,443	$19,455		$48,352		$495,059
______________________________________
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
Critical Accounting Policies
Our accounting policies and procedures are described in Note 1 – Organization and Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.
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
Our exposure to interest rate risk is reviewed at least quarterly by the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net interest income and economic value of equity in the event of hypothetical changes in interest rates. If potential changes to net economic value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within its approved limits.

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a static balance sheet and parallel shock scenario:

Change in Interest Rates (Basis Points)	As of March 31, 2026		As of December 31, 2025
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	9.16%	(3.64)%	7.76%	(3.45)%
100	5.76	(0.79)	5.72	(0.26)
Base	—	—	—	—
-100	1.99	3.98	2.26	3.59
-200	8.38	(2.08)	9.68	(2.52)
The model simulations as of March 31, 2026 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.  Risk Factors
There has been no material change in the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
January 1, 2026 through January 31, 2026	4,735	(1)	$26.71	—	$4,698,690
February 1, 2026 through February 28, 2026	—		—	—	4,698,690
March 1, 2026 through March 31, 2026	6,123		23.85	6,123	4,552,654
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

First Western Financial, Inc.

May 1, 2026	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

May 1, 2026	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer