Form 10-Q
period 2026-06-30
First Western Financial Inc
filed 2026-07-31
CIK 1327607

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 29, 2026
Common Stock, no par value	9,765,129

FIRST WESTERN FINANCIAL, INC.

ABBREVIATIONS/ACRONYMS
The abbreviations and acronyms identified in alphabetical order below are used throughout this Quarterly Report on Form 10-Q:

ACL	Allowance for Credit Losses	FSC	Forward Sale Commitments
AFS	Available-for-Sale	GAAP	Generally Accepted Accounting Principles in the United States of America
ASC	Accounting Standards Codification	GDP	Gross Domestic Product
ASU	Accounting Standards Update	HPI	Housing Price Index
AUM	Assets Under Management	HTM	Held-to-Maturity
Bank	First Western Trust Bank	IRLC	Interest Rate Lock Commitments
CECL	Current Expected Credit Losses	ITC	Investment Tax Credit
CET1	Common Equity Tier 1 Capital	LIHTC	Low-Income Housing Tax Credit
CODM	Chief Operating Decision Maker	MBS	Mortgage-Backed Securities
Company, FWFI	First Western Financial, Inc.	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DCF	Discounted Cash Flow	PPP	Paycheck Protection Program
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financial Rate

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$14,310	$9,755
Interest-bearing deposits in other financial institutions	160,576	190,526
Total cash and cash equivalents	174,886	200,281
Available-for-sale debt securities, at fair value (amortized cost of $89,745 and $45,623, respectively)	89,615	45,607
Held-to-maturity debt securities, net of allowance for credit losses of $151 and $74 (fair value of $112,617 and $90,635), respectively	116,766	94,970
Correspondent bank stock, at cost	5,695	6,764
Mortgage loans held for sale, at fair value	24,675	40,176
Loans (includes $1,758 and $3,182 measured at fair value, respectively)	2,711,803	2,650,423
Allowance for credit losses	(20,297)	(21,441)
Loans, net	2,691,506	2,628,982
Premises and equipment, net	25,641	25,687
Accrued interest receivable	11,338	11,209
Accounts receivable	4,781	4,579
Other receivables	171	2,444
Other real estate owned, net	—	3,040
Goodwill and other intangible assets, net	31,325	31,422
Deferred tax assets, net	2,679	4,003
Company-owned life insurance	17,651	17,416
Other assets	41,277	38,401
Total assets	$3,238,006	$3,154,981

Liabilities
Deposits:
Noninterest-bearing	$381,826	$344,969
Interest-bearing	2,464,138	2,401,606
Total deposits	2,845,964	2,746,575
Borrowings:
Federal Home Loan Bank and Federal Reserve borrowings	36,431	62,841
Subordinated notes	44,849	44,772
Accrued interest payable	1,243	1,295
Other liabilities	28,926	33,938
Total liabilities	2,957,413	2,889,421

Shareholders' Equity
Preferred stock - no par value; 10,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - no par value; 90,000,000 shares authorized; 9,765,129 and 9,725,731 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	195,042	194,166
Retained earnings	84,640	72,703
Accumulated other comprehensive income (loss)	911	(1,309)
Total shareholders’ equity	280,593	265,560
Total liabilities and shareholders’ equity	$3,238,006	$3,154,981
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$38,967	$35,065	$77,092	$69,112
Loans accounted for under the fair value option	23	85	62	196
Investment securities	1,845	819	3,309	1,500
Interest-bearing deposits in other financial institutions	876	1,376	2,217	3,618
Dividends, restricted stock	142	155	278	283
Total interest and dividend income	41,853	37,500	82,958	74,709

Interest expense:
Deposits	18,980	18,208	37,997	36,724
Other borrowed funds	1,109	1,408	2,314	2,648
Total interest expense	20,089	19,616	40,311	39,372
Net interest income	21,764	17,884	42,647	35,337
Less: (Release of) provision for credit losses	(469)	1,773	(1,197)	1,853
Net interest income, after (release of) provision for credit losses	22,233	16,111	43,844	33,484

Non-interest income:
Trust and investment management fees	4,742	4,512	9,493	9,189
Net gain on mortgage loans	906	1,187	2,364	2,254
Net gain on loans held for sale	—	—	—	222
Bank fees	429	293	734	715
Risk management and insurance fees	112	47	361	306
Income on company-owned life insurance	119	112	235	222
Net gain (loss) on loans accounted for under the fair value option	10	26	(29)	32
Net (loss) gain on other real estate owned	—	—	(7)	459
Unrealized (loss) gain recognized on equity securities	(2)	3	(6)	14
Other	69	125	(104)	237
Total non-interest income	6,385	6,305	13,041	13,650
Total income before non-interest expense	28,618	22,416	56,885	47,134

Non-interest expense:
Salaries and employee benefits	13,034	11,019	25,969	22,499
Occupancy and equipment	1,983	2,224	3,886	4,434
Professional services	1,490	1,855	3,086	3,559
Technology and information systems	1,478	1,030	2,477	2,108
Data processing	1,359	1,166	2,545	2,288
Marketing	358	267	551	483
Amortization of other intangible assets	48	52	96	103
Other	1,467	1,486	2,771	2,986
Total non-interest expense	21,217	19,099	41,381	38,460
Income before income taxes	7,401	3,317	15,504	8,674
Income tax expense	1,672	814	3,567	1,986
Net income available to common shareholders	$5,729	$2,503	$11,937	$6,688
Earnings per common share:
Basic	$0.59	$0.26	$1.23	$0.69
Diluted	0.57	0.26	1.20	0.68
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$5,729	$2,503	$11,937	$6,688
Other comprehensive income items:
Unrealized loss on available-for-sale debt securities	(132)	—	(114)	—
Income tax effect	31	—	27	—
Amortization of net unrealized loss for the reclassification of available-for-sale debt securities transferred to held-to-maturity included in interest income	53	67	160	133
Income tax effect	(13)	(16)	(38)	(31)
Unrealized gain (loss) on cash flow hedge	1,583	7	2,860	(92)
Income tax effect	(373)	(1)	(675)	14
Total other comprehensive income	1,149	57	2,220	24
Comprehensive income	$6,878	$2,560	$14,157	$6,712
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share amounts)

	Shares Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance as of April 1, 2025	9,704,320	$193,666	$63,700	$(811)	$256,555
Net income	—	—	2,503	—	2,503
Other comprehensive income, net of tax and reclassification	—	—	—	57	57
Repurchase of common stock	(26,287)	(481)	—	—	(481)
Net settlement of share awards	39,889	(295)	—	—	(295)
Stock-based compensation	—	508	—	—	508
Balance as of June 30, 2025	9,717,922	$193,398	$66,203	$(754)	$258,847

Balance as of April 1, 2026	9,728,968	$194,692	$78,911	$(238)	$273,365
Net income	—	—	5,729	—	5,729
Other comprehensive income, net of tax and reclassification	—	—	—	1,149	1,149
Net settlement of share awards	36,161	(371)	—	—	(371)
Stock-based compensation	—	721	—	—	721
Balance as of June 30, 2026	9,765,129	$195,042	$84,640	$911	$280,593

Balance as of January 1, 2025	9,667,142	$193,585	$59,515	$(778)	$252,322
Net income	—	—	6,688	—	6,688
Other comprehensive income, net of tax and reclassification	—	—	—	24	24
Repurchase of common stock	(26,387)	(483)	—	—	(483)
Net settlement of share awards	77,167	(634)	—	—	(634)
Stock-based compensation	—	930	—	—	930
Balance as of June 30, 2025	9,717,922	$193,398	$66,203	$(754)	$258,847

Balance as of January 1, 2026	9,725,731	$194,166	$72,703	$(1,309)	$265,560
Net income	—	—	11,937	—	11,937
Other comprehensive income, net of tax and reclassification	—	—	—	2,220	2,220
Repurchase of common stock	(6,123)	(146)	—	—	(146)
Net settlement of share awards	45,521	(497)	—	—	(497)
Stock-based compensation	—	1,519	—	—	1,519
Balance as of June 30, 2026	9,765,129	$195,042	$84,640	$911	$280,593
See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$11,937	$6,688
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	71	(28)
Stock dividends received on correspondent bank stock	(278)	(283)
(Release of) provision for credit losses	(1,197)	1,853
Net gain on loans held for sale	—	(222)
Net gain on mortgage loans	(2,364)	(2,254)
Origination of mortgage loans held for sale	(245,675)	(162,424)
Proceeds from mortgage loans	263,285	166,042
Loss on disposal of fixed assets	380	—
Depreciation and amortization	1,293	1,365
Net amortization of purchase accounting adjustments	360	222
Deferred income tax expense	612	253
Purchase of solar tax credits	—	(945)
Income on company-owned life insurance	(235)	(222)
Stock-based compensation	1,519	930
Net loss (gain) on other real estate owned	7	(459)
Unrealized loss (gain) recognized on equity securities	6	(14)
Net loss (gain) on loans accounted for under the fair value option	29	(32)
Net changes in operating assets and liabilities:
Change in accounts receivable	(178)	103
Change in accrued interest receivable and other assets	587	1,281
Change in accrued interest payable and other liabilities	(2,722)	(12,926)
Net cash provided by (used in) operating activities	27,437	(1,072)
Cash flows from investing activities
Activity in available-for-sale debt securities:
Maturities, prepayments, and calls	7,732	—
Purchases	(51,964)	—
Activity in held-to-maturity debt securities:
Maturities, prepayments, and calls	9,701	4,006
Purchases	(31,375)	(27,946)
Purchases of correspondent bank stock	(3,609)	(5,247)
Redemption of correspondent bank stock	4,956	140
Contributions to low-income housing tax credit investments	(539)	(959)
Loan and note receivable originations and principal collections, net	(61,553)	(112,888)
Purchases of premises and equipment	(1,550)	(1,616)
Purchases of loans	—	(2,329)
Proceeds from sale of other real estate owned	3,033	32,003
Net cash used in investing activities	(125,168)	(114,836)
Cash flows from financing activities
Net change in deposits	99,389	14,920
Payments to Federal Home Loan Bank borrowings	(204,003)	(67,603)
Proceeds from Federal Home Loan Bank borrowings	178,101	174,734
Payments to Federal Reserve borrowings	(508)	(753)
Payments to subordinated note holders	—	(8,000)
Repurchase of common stock	(146)	(483)
Cash paid for withholding taxes on share-based awards	(497)	(634)
Net cash provided by financing activities	72,336	112,181

Net change in cash and cash equivalents	(25,395)	(3,727)
Cash and cash equivalents, beginning of year	200,281	236,041
Cash and cash equivalents, end of period	$174,886	$232,314

FIRST WESTERN FINANCIAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Interest paid on deposits and borrowed funds	$40,363	$39,961
Income tax payment	18	—
Cash paid for lease liabilities	1,052	1,845
Supplemental noncash disclosures:
Transfer to loans held for investment from loans held for sale	—	(594)
Lease right-of-use-asset obtained in exchange for lease liabilities	—	1,758
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
In the opinion of management, all adjustments that were recurring in nature and considered necessary for the fair presentation of the Company’s financial position and results of operations have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full year ending December 31, 2026. In preparing the condensed consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be significantly different from those estimates.
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

Concentration of Credit Risk: Most of the Company’s lending activity is to clients located in and around metro Denver, Aspen, Fort Collins, Loveland, Boulder, and Vail, Colorado; Phoenix and Scottsdale, Arizona; Bozeman, Montana; and Jackson, Cheyenne, Pinedale, and Rock Springs, Wyoming. The Company does not believe it has significant concentrations in any one industry or customer. As of June 30, 2026 and December 31, 2025, 83.4% and 84.2%, respectively, of the Company’s loan portfolio was secured by real estate collateral. Declines in real estate values in the primary markets the Company operates in could negatively impact the Company.
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
ACL - Held-to-maturity (HTM) debt securities: The majority of our HTM investment portfolio consists of securities issued by U.S. government entities or agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we have elected the practical expedient to not record an ACL for these securities. The Company's non-government backed securities include private label mortgage-backed securities (MBS), corporate bonds, and municipal bonds. Private label refers to private institutions such as brokerage firms, banks, and home builders, that also securitize mortgages.
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management reviewed the collectability of municipal bonds, private label MBS, and corporate bonds taking into consideration factors such as the asset quality, delinquencies of the issuers, credit ratings, and available financial data.
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
Solar Investment Tax Credit (ITC): The Company purchases ITCs that are transferable, nonrefundable federal tax incentives intended to encourage investment in renewable energy infrastructure in accordance with Accounting Standards Codification (ASC) 740, “Income Taxes" and Section 48 “Energy Credit” of the Internal Revenue Code. Upon entering into a binding agreement to acquire a transferable solar ITC, the Company recognizes a deferred tax asset equal to the amount paid for the credit, assuming it is more likely than not that the credit will be realized against future taxable income only to the extent that tax credits offset no more than 75% of the total tax liability. Upon utilization of the credit against current-year tax liabilities, the Company reduces the deferred tax asset with a corresponding reduction to current tax expense. The tax benefit is recorded in the period the credit is used. Management assesses realizability of the deferred tax asset in accordance with ASC 740, including the application of valuation allowances if needed.

Revenue Recognition: In accordance with the Financial Accounting Standards Board (FASB), ASC 606 Revenue from Contracts with Customers, Trust and investment management fees are earned by providing trust and investment services to customers. The Company’s performance obligation under these contracts is satisfied over time as the services are provided. Fees are recognized monthly based on the average monthly value of assets under management (AUM) and the corresponding fee rate based on the terms of the contract. Receivables are recorded on the Condensed Consolidated Balance Sheets in the Accounts receivable line item. Income related to Trust and investment management fees, Bank fees, and Risk management and insurance fees on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 are considered in scope of Topic 606.
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
NOTE 2 – DEBT SECURITIES
The following presents the amortized cost, fair value, and allowance for credit losses of debt securities and the corresponding amounts of gross unrealized or unrecognized gains and losses as of the date noted (dollars in thousands):

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$89,745	$122	$(252)	$89,615	$—
Total debt securities available-for-sale:	$89,745	$122	$(252)	$89,615	$—

June 30, 2026	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$248	$—	$(1)	$247	$—
U.S. government agencies and sponsored enterprises	3,183	2	(182)	3,003	—
Municipals	3,160	64	—	3,224	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	53,757	144	(3,346)	50,555	—
Residential mortgage-backed securities - other	696	—	(49)	647	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	5,467	—	(15)	5,452	—
Corporate bonds	50,406	457	(1,374)	49,489	(151)
Total debt securities held-to-maturity	$116,917	$667	$(4,967)	$112,617	$(151)

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$45,623	$54	$(70)	$45,607	$—
Total debt securities available-for-sale	$45,623	$54	$(70)	$45,607	$—

December 31, 2025	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Allowance for Credit Losses
Debt securities held-to-maturity:
U.S. Treasuries	$248	$1	$—	$249	$—
U.S. government agencies and sponsored enterprises	3,412	3	(131)	3,284	—
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	59,839	209	(3,005)	57,043	—
Residential mortgage-backed securities - other	751	—	(47)	704	—
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6,138	—	(8)	6,130	—
Corporate bonds	24,656	116	(1,547)	23,225	(74)
Total debt securities held-to-maturity	$95,044	$329	$(4,738)	$90,635	$(74)
Net amortization related to debt securities during the three months ended June 30, 2026 and 2025 was immaterial, and is included in Net interest income in the Consolidated Statements of Income. Net amortization related to debt securities during the six month periods ended June 30, 2026 and 2025 was $0.1 million and immaterial, and is included in Net interest income in the Consolidated Statements of Income.

As of June 30, 2026, the amortized cost and estimated fair value of debt securities have contractual maturity dates shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$1,998	$1,983
Due between one year and five years	—	—	2,248	2,290
Due between five years and ten years	—	—	43,408	42,456
Due after ten years	—	—	6,160	6,231
Securities (MBS and Agency)	89,745	89,615	63,103	59,657
Total	$89,745	$89,615	$116,917	$112,617
In 2022, the Company committed $6.0 million in total to two bank technology funds. Additionally, in 2025, the Company committed $3.0 million to a sale-leaseback fund as well as $3.0 million to a bank technology fund. During the six months ended June 30, 2026, the Company made $1.3 million of contributions to the fund partnerships and received no return on investment. During the year ended December 31, 2025, the Company made $2.2 million of contributions to the partnerships and received $0.1 million of return on investments from the partnerships. As of June 30, 2026 and December 31, 2025, the Company held a balance of investments in the partnerships of $5.8 million and $4.5 million, respectively, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $6.1 million in future contributions.
In 2014, the Company began investing in a small business investment company (SBIC) fund administered by the Small Business Administration (SBA). During the six months ended June 30, 2026 and year ended December 31, 2025, the Company made no contributions to the SBIC fund. As of June 30, 2026 and December 31, 2025, the Company held a balance of $2.4 million in the SBIC fund, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. The Company may be obligated to invest up to an additional $0.5 million in future SBIC investments.
As of June 30, 2026 and December 31, 2025, AFS and HTM securities with carrying values of $33.8 million and $29.8 million, respectively, were pledged to secure various public deposits and credit facilities of the Company.
As of June 30, 2026 and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. Government sponsored entities and agencies, in an amount greater than 10% of shareholders’ equity.
The Company did not sell any debt securities during the six months ended June 30, 2026 or 2025. The Company did not transfer any debt securities between AFS and HTM during the six months ended June 30, 2026 or 2025.
The following presents AFS debt securities that were in an unrealized loss position, based on the length of time the individual debt securities have been in an unrealized loss position:

	June 30, 2026
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	10	$49,087	$(252)	$—	$—	$49,087	$(252)
Total debt securities available-for-sale	10	$49,087	$(252)	$—	$—	$49,087	$(252)

	December 31, 2025
		Less than 12 Months		12 Months or More		Total
(dollars in thousands)	Number of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	6	$27,693	$(70)	$—	$—	$27,693	$(70)
Total debt securities available-for-sale	6	$27,693	$(70)	$—	$—	$27,693	$(70)
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our investment portfolio consists of securities issued by U.S. government entities or agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label MBS, corporate bonds, and municipal bonds. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information on the Company’s methodology for estimating credit losses.
As of June 30, 2026, accrued interest receivable for AFS debt securities and HTM debt securities was $82 thousand and $0.6 million, respectively. As of December 31, 2025, accrued interest receivable for AFS debt securities and HTM debt securities was $44 thousand and $0.4 million, respectively. Accrued interest receivable for debt securities is excluded from the estimate of credit losses.
As of June 30, 2026, no ACL has been recognized for AFS debt securities in an unrealized loss position as management does not believe any of the debt securities are impaired due to reasons of credit quality. The Company’s AFS portfolio is comprised of MBS issued by U.S. government entities and agencies, which we consider the risk of credit loss to be zero. Total gross unrealized losses were attributable to changes in interest rates, relative to when the debt securities were purchased, and not due to the credit quality of the debt securities. The Company does not intend to sell the AFS debt securities that were in an unrealized loss position and it is likely that the Company will not be required to sell the AFS debt securities before recovery of their amortized cost basis, which may be at maturity.
The ACL on HTM debt securities is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The ACL on HTM debt securities was $151 thousand and $74 thousand as of June 30, 2026 and December 31, 2025, respectively.

The following presents the activity in the ACL for debt securities HTM by major security type for the periods noted:

	Corporate Bonds
	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$83	$71
Provision for credit losses	68	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$151	$71

	Corporate Bonds
	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$74	$71
Provision for credit losses	77	—
Securities charged-off (recoveries)	—	—
Total ending allowance balance	$151	$71
The Company monitors the credit quality of debt securities on a quarterly basis. As of June 30, 2026 and December 31, 2025, there were no debt securities past due or on non-accrual.
NOTE 3 – LOANS AND THE ALLOWANCE FOR CREDIT LOSSES
The following presents a summary of the Company’s loans at amortized cost as of the dates noted:

(dollars in thousands)	June 30, 2026	December 31, 2025
Cash, securities, and other	$181,949	$164,726
Consumer and other	19,334	19,596
Construction and development	196,307	189,081
1-4 family residential	1,093,115	1,033,665
Non-owner occupied CRE	765,473	809,875
Owner occupied CRE	221,515	204,078
Commercial and industrial	234,237	225,281
Total(1)	2,711,930	2,646,302
Portfolio layer method basis adjustment for hedged portfolio	(1,885)	939
Allowance for credit losses	(20,297)	(21,441)
Total, net	$2,689,748	$2,625,800
Loans accounted for under the fair value option(2)	1,758	3,182
Loans, net	$2,691,506	$2,628,982
______________________________________
(1)Total loans include net unamortized loan origination fees of $0.5 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively, and net unamortized discounts on loan purchased or acquired of $2.6 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $1.8 million and $3.2 million of unpaid principal balance of loans held for investment measured at fair value as of June 30, 2026 and December 31, 2025, respectively. Includes fair value adjustments on loans held for investment accounted for under the fair value option. See Note 12 – Fair Value.
As of June 30, 2026 and December 31, 2025, total loans held for investment included $113.8 million and $121.3 million, respectively, of performing loans purchased through mergers or acquisitions.

The following presents, by class, an aging analysis of the amortized cost basis in loans past due as of the date noted (dollars in thousands):

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$961	$—	$1,704	$2,665	$179,284	$181,949	$—	$181,949
Consumer and other	—	—	123	123	19,211	19,334	1,758	21,092
Construction and development	—	—	—	—	196,307	196,307	—	196,307
1-4 family residential	—	—	63	63	1,093,052	1,093,115	—	1,093,115
Non-owner occupied CRE	—	—	—	—	765,473	765,473	—	765,473
Owner occupied CRE	—	—	—	—	221,515	221,515	—	221,515
Commercial and industrial	2,251	740	13,371	16,362	217,875	234,237	—	234,237
Total	$3,212	$740	$15,261	$19,213	$2,692,717	$2,711,930	$1,758	$2,713,688

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 or More Days Past Due	Total Loans Past Due	Current	Total Amortized Cost	Loans Accounted for Under the Fair Value Option(1)	Total Loans
Cash, securities, and other	$—	$—	$1,704	$1,704	$163,022	$164,726	$—	$164,726
Consumer and other	—	—	—	—	19,596	19,596	3,182	22,778
Construction and development	—	—	—	—	189,081	189,081	—	189,081
1-4 family residential	417	—	—	417	1,033,248	1,033,665	—	1,033,665
Non-owner occupied CRE	—	—	—	—	809,875	809,875	—	809,875
Owner occupied CRE	—	—	—	—	204,078	204,078	—	204,078
Commercial and industrial	2,267	—	14,683	16,950	208,331	225,281	—	225,281
Total	$2,684	$—	$16,387	$19,071	$2,627,231	$2,646,302	$3,182	$2,649,484
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
The following presents the amortized cost basis as of June 30, 2026 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2026.

(dollars in thousands)	Principal forgiveness	Interest rate reduction	Term extension	Total class of financing receivable
Commercial and industrial	$—	$—	$5,220	2.2%
Total	$—	$—	$5,220

The following presents the financial effect by type of modification made to borrowers experiencing financial difficulty during the periods noted:

Six Months Ended June 30, 2026
(dollars in thousands)	Principal forgiveness	Weighted average interest rate reduction	Weighted average term extension
Commercial and industrial	$—	—%	5 years
There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026. There were no loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2026, one loan with an amortized cost of $0.7 million as of June 30, 2026 defaulted subsequent to being granted a modification in the preceding twelve months. There were no loans that experienced a default during the three and six months ended June 30, 2025 subsequent to being granted a modification in the preceding twelve months. Default is determined at 90 days or more past due, charge-off, or foreclosure.
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

	June 30, 2026
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Consumer and other	—	123	—
1-4 family residential	—	—	63
Commercial and industrial	—	14,280	—
Total	$1,704	$16,107	$63
______________________________________
(1)As of June 30, 2026, the Company had an allowance of $2.4 million on non-accrual loans.

	December 31, 2025
(dollars in thousands)	Non-accrual loans with no ACL	Total non-accrual loans(1)	Loans past due over 89 days still accruing
Cash, securities, and other	$1,704	$1,704	$—
Commercial and industrial	790	14,855	—
Total	$2,494	$16,559	$—
______________________________________
(1)As of December 31, 2025, the Company had an allowance of $3.3 million on non-accrual loans.
The Company recognized no interest income on non-accrual loans during the three and six month periods ended June 30, 2026 and 2025. The Company reversed an immaterial amount of interest income on non-accrual loans during the three and six month periods ended June 30, 2026 and 2025, respectively.

Collateral Dependent Loans
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following presents the amortized cost basis of collateral-dependent loans, which are individually analyzed to determine expected credit losses, by class of loans as of the date noted:

	June 30, 2026
	Collateral Dependent Loans
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	14,280	14,280
Total	$1,704	$14,280	$15,984

	December 31, 2025
(dollars in thousands)	Secured by Cash and Securities	Secured by Other	Total
Cash, securities, and other	$1,704	$—	$1,704
Commercial and industrial	—	14,855	14,855
Total	$1,704	$14,855	$16,559
Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. They are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than on an annual basis. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers for differences between comparable sales and income data available. During the year ended December 31, 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. During the three months ended March 31, 2026, the Company’s last remaining OREO property was sold for a nominal loss. As of June 30, 2026 and December 31, 2025, OREO properties had carrying amounts of $0.0 million and $3.0 million, respectively. As of June 30, 2026 and December 31, 2025, there were no loans secured by real estate in the process of foreclosure.
Allowance for Credit Losses on Loans
The ACL for loans is measured on the loan’s amortized cost basis, excluding interest receivable. Interest receivable excluded at June 30, 2026 and December 31, 2025 was $10.4 million, presented in Accrued interest receivable on the Condensed Consolidated Balance Sheets. Refer to Note 1 – Organization and Summary of Significant Accounting Policies for additional information related to the Company’s methodology on estimated credit losses.
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

Allocation of a portion of the ACL to one category of loans does not preclude its availability to absorb losses in other categories. The following presents the activity in the ACL by portfolio segment during the periods presented:

(dollars in thousands)	Cash, securities and other	Consumer and other	Construction and development	1-4 family residential	Non-Owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in ACL for the three months ended June 30, 2026
Beginning balance	$1,047	$152	$2,198	$6,029	$4,150	$853	$6,372	$20,801
Provision for (release of) credit losses	182	261	(19)	43	(384)	71	(662)	(508)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	4	4
Ending balance	$1,229	$413	$2,179	$6,072	$3,766	$924	$5,714	$20,297

Changes in ACL for the six months ended June 30, 2026
Beginning balance	$1,150	$138	$2,210	$5,846	$4,359	$846	$6,892	$21,441
Provision for (release of) credit losses	79	275	(31)	226	(593)	78	(1,202)	(1,168)
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	24	24
Ending balance	$1,229	$413	$2,179	$6,072	$3,766	$924	$5,714	$20,297

(dollars in thousands)	Cash, securities and other	Consumer and other	Construction and development	1-4 family residential	Non-Owner occupied CRE	Owner occupied CRE	Commercial and industrial	Total
Changes in ACL for the three months ended June 30, 2025
Beginning balance	$391	$151	$4,299	$5,321	$4,310	$915	$2,569	$17,956
Provision for (release of) credit losses	759	5	(648)	220	13	(178)	1,524	1,695
Charge-offs	—	—	—	—	—	—	(667)	(667)
Recoveries	—	2	—	3	—	—	5	10
Ending balance	$1,150	$158	$3,651	$5,544	$4,323	$737	$3,431	$18,994

Changes in ACL for the six months ended June 30, 2025
Beginning balance	$410	$185	$5,184	$5,200	$4,340	$654	$2,357	$18,330
Provision for (release of) credit losses	740	(49)	(1,533)	336	(17)	83	2,327	1,887
Charge-offs	—	—	—	—	—	—	(1,261)	(1,261)
Recoveries	—	22	—	8	—	—	8	38
Ending balance	$1,150	$158	$3,651	$5,544	$4,323	$737	$3,431	$18,994

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
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, and year of origination for term loans as of June 30, 2026 and December 31, 2025. For revolving lines of credit that converted to term loans, if the conversion involved a credit decision, such loans are included in the origination year in which the credit decision was made. If revolving lines of credit converted to term loans without a credit decision, such lines of credit are included in the “Revolving lines of credit converted to term” column in the following table (dollars in thousands):

	Term Loans Amortized Cost by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Cash, securities, and other
Pass	$12,778	$49,550	$2,429	$399	$3,703	$21,868	$89,518	$180,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,704	1,704
Doubtful	—	—	—	—	—	—	—	—
Total Cash, securities, and other	$12,778	$49,550	$2,429	$399	$3,703	$21,868	$91,222	$181,949
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other
Pass	$6,934	$30	$275	$—	$242	$294	$11,391	$19,166
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	123	45	168
Doubtful	—	—	—	—	—	—	—	—
Not rated(1)	—	—	1	—	1,653	104	—	1,758
Total Consumer and other	$6,934	$30	$276	$—	$1,895	$521	$11,436	$21,092
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and development
Pass	$15,185	$48,604	$20,513	$41,105	$33,375	$6,926	$17,471	$183,179
Special mention	—	—	—	—	12,625	—	—	12,625
Substandard	—	—	—	503	—	—	—	503
Doubtful	—	—	—	—	—	—	—	—
Total Construction and development	$15,185	$48,604	$20,513	$41,608	$46,000	$6,926	$17,471	$196,307
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
1-4 family residential
Pass	$122,871	$172,563	$53,688	$61,131	$303,197	$246,980	$131,217	$1,091,647
Special mention	—	—	—	—	—	1,404	63	1,467
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	—	—
Total 1-4 family residential	$122,871	$172,563	$53,688	$61,131	$303,197	$248,384	$131,281	$1,093,115
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Non-Owner occupied CRE
Pass	$17,005	$113,021	$84,067	$51,151	$251,038	$164,775	$15,845	$696,902
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,697	22,922	22,739	19,213	—	68,571
Doubtful	—	—	—	—	—	—	—	—
Total Non-Owner occupied CRE	$17,005	$113,021	$87,764	$74,073	$273,777	$183,988	$15,845	$765,473
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Owner occupied CRE
Pass	$30,709	$45,685	$3,769	$2,852	$28,116	$109,062	$1,322	$221,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Owner occupied CRE	$30,709	$45,685	$3,769	$2,852	$28,116	$109,062	$1,322	$221,515
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$19,044	$41,728	$21,765	$2,837	$19,104	$25,284	$78,299	$208,061
Special mention	—	—	—	—	—	—	—	—
Substandard	1,200	—	—	3,605	6,653	10,596	4,122	26,176
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	$20,244	$41,728	$21,765	$6,442	$25,757	$35,880	$82,421	$234,237
Current year-to-date gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Total pass	$224,526	$471,181	$186,506	$159,475	$638,775	$575,189	$345,063	$2,600,715
Total special mention	—	—	—	—	12,625	1,404	63	14,092
Total substandard	1,200	—	3,697	27,030	29,392	29,932	5,872	97,123
Total doubtful	—	—	—	—	—	—	—	—
Total not rated(1)	—	—	1	—	1,653	104	—	1,758
Total	$225,726	$471,181	$190,204	$186,505	$682,445	$606,629	$350,998	$2,713,688
______________________________________
(1)Includes loans held for investment measured at fair value as of June 30, 2026. Includes fair value adjustments on loans held for investment accounted for under the fair value option.

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
The goodwill impairment analysis includes the determination of the carrying value of the reporting unit, including the existing goodwill, and estimating the fair value of the reporting unit. If the fair value is less than its carrying amount, goodwill impairment is recognized equal to the difference between the fair value and its carrying amount, not to exceed its carrying amount. As of June 30, 2026, there has not been an identified or recorded impairment of goodwill. Goodwill totaled $30.4 million as of June 30, 2026 and December 31, 2025.

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
The Company elected to not include short-term leases with initial terms of twelve months or less on the Condensed Consolidated Balance Sheets. The following presents the classification of the right-of-use assets and corresponding liabilities within the Condensed Consolidated Balance Sheets, as of the dates noted:

(dollars in thousands)		June 30, 2026	December 31, 2025
Lease Right-of-Use Assets	Classification
Operating lease right-of-use assets	Other assets	$18,298	$20,479

Lease Liabilities	Classification
Operating lease liabilities	Other liabilities	$21,728	$23,012
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

	June 30, 2026	December 31, 2025
Weighted-Average Remaining Lease Term
Operating leases	8.00 years	8.06 years

Weighted-Average Discount Rate
Operating leases	4.25%	4.19%
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

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease Costs
Operating lease cost	$903	$902	$1,823	$1,778
Variable lease cost	318	618	605	1,194
Lease costs, net	$1,221	$1,520	$2,428	$2,972

The following presents a maturity analysis of the Company’s operating lease liabilities on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Operating Leases
2026⁽¹⁾	$377
2027	2,315
2028	2,076
2029	3,948
2030	3,810
Thereafter	14,451
Total future minimum lease payments	26,977
Less: imputed interest	(5,249)
Present value of net future minimum lease payments	$21,728
______________________________________
(1)Amount represents the remaining six months of year.
Leases in which the Company is determined to be the lessor are considered operating leases and consist of the partial lease of Company owned buildings. In accordance with ASC 842, these leases have been accounted for as operating leases. The Company recognized $49 thousand and $0.1 million, respectively, of lease income during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and June 30, 2025, the Company recognized $0.1 million of lease income.
The following presents a maturity analysis of the Company's lease payments to be received on an annual basis for each of the next five years and total amounts thereafter (dollars in thousands):

Year Ending December 31,	Undiscounted Operating Lease Income
2026⁽¹⁾	$105
2027	185
2028	54
2029	56
2030	58
Thereafter	15
Total undiscounted operating lease income	$473
______________________________________
(1)Amount represents the remaining six months of the year.
NOTE 6 – DEPOSITS
The following presents the Company’s Interest-bearing deposits as of the dates noted:

(dollars in thousands)	June 30, 2026	December 31, 2025
Money market deposit accounts	$1,975,295	$1,913,591
Time deposits	353,373	352,473
Interest checking accounts	122,394	122,292
Savings accounts	13,076	13,250
Total interest-bearing deposits	$2,464,138	$2,401,606
Aggregate time deposits of $250 or greater	$106,541	$115,313
Overdraft balances classified as loans totaled $0.1 million as of June 30, 2026 and December 31, 2025.

The following presents the scheduled maturities of all time deposits for each of the next five years and total amounts thereafter (dollars in thousands):

Year ending December 31,	Time Deposits
2026(1)	$218,097
2027	117,527
2028	6,920
2029	9,165
2030	1,664
Total	$353,373
______________________________________
(1)Amount represents the remaining six months of year.
NOTE 7 – BORROWINGS
The Bank has executed a blanket pledge and security agreement with the FHLB which requires certain loans and securities be pledged as collateral for any outstanding borrowings under the agreement. The collateral pledged as of June 30, 2026 and December 31, 2025 amounted to $1.46 billion and $1.45 billion, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $576 million as of June 30, 2026.
Upon maturity, the Company renewed a three-month $50 million FHLB advance on January 2, 2026. The rate for the borrowing is adjusted daily based on the SOFR rate plus 14.0 basis points. The advance matured on April 1, 2026 and was not renewed.
The following presents the Company’s maturities of FHLB borrowings (dollars in thousands):

Maturity Date	Rate %	June 30, 2026	December 31, 2025
April 1, 2026	3.77%	$—	$50,000
July 1, 2026(1)	3.83	36,431	12,332
Total		$36,431	$62,332
______________________________________
(1)The borrowing has a one day, automatic daily renewal maturity date, subject to FHLB discretion not to renew.
To bolster the effectiveness of the SBA’s PPP, the Federal Reserve supplied liquidity to participating financial institutions through term financing collateralized by PPP loans to small businesses. The Paycheck Protection Program Liquidity Facility (PPPLF) extended credit to eligible financial institutions that originated PPP loans, taking the loans as collateral at face value and bearing interest at 35 basis points. The terms of the loans are directly tied to the underlying PPP loans, which were originated at 2 or 5 years. As of June 30, 2026 and December 31, 2025, $0.0 million and $0.5 million, respectively, was outstanding under the PPPLF program, which is included in the FHLB and Federal Reserve borrowings line of the Condensed Consolidated Balance Sheets.
The Bank has borrowing capacity associated with two unsecured federal funds lines of credit up to $10.0 million and $19.0 million. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding on any of the federal funds lines.

The following presents the Company’s subordinated notes included in the Subordinated notes line of the Condensed Consolidated Balance Sheets as of the periods noted (dollars in thousands):

Issuance Date	Stated Rate	Interest Paid	Maturity	Carrying Value	Initial Debt Issuance Costs	Remaining Net Balance as of June 30, 2026 (1)
November 2020	SOFR plus 402 basis points until maturity	Quarterly	12/1/2030	$10,000	$162	$10,000
August 2021	3.25% per annum until 9/1/2026, then SOFR plus 258 basis points until maturity	Semi-annual (Quarterly beginning 09/01/26)	9/1/2031	15,000	242	14,991
December 2022	7.00% per annum until 12/15/2027, then SOFR plus 328 basis points until maturity	Semi-annual (Quarterly beginning 12/15/27)	12/15/2032	20,000	506	19,858
______________________________________
(1)Remaining net balance includes amortization of debt issuance costs.
In 2025, a subordinated note with a carrying value of $8.0 million became eligible and was redeemed. For the three months ended June 30, 2026 and 2025, the Company recorded $0.7 million and $0.6 million, respectively, of interest expense related to the collective subordinated notes. For the six months ended June 30, 2026 and 2025, the Company recorded $1.3 million of interest expense related to the collective subordinated notes. The subordinated notes are included in Tier 2 capital under current regulatory guidelines and interpretations, subject to limitations.
The Company’s borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. See Note 16 – Regulatory Capital Matters for additional information. As of June 30, 2026 and December 31, 2025, the Company was in compliance with the covenant requirements.
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
The following presents the Company’s financial instruments whose contract amounts represent credit risk, as of the dates noted:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$54,197	$514,966	$45,982	$506,809
Standby letters of credit	10,987	5,899	10,845	11,665
Commitments to make loans to sell	43,537	—	38,378	—
Commitments to make loans	37,205	18,497	20,316	20,212
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Beginning balance	$624	$560	$701	$672
(Release of) provision for credit losses	(29)	78	(106)	(34)
Ending balance	$595	$638	$595	$638
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
On April 22, 2026, the Company authorized the repurchase of up to $5,000,000 of the Company’s common stock, no par value, from time to time (the 2026 Repurchase Plan). On April 29, 2026, the Board of Governors of the Federal Reserve System advised the Company that it had no objection to the Company’s 2026 Repurchase Plan. The 2026 Repurchase Plan is effective for one year beginning June 12, 2026, the date the prior repurchase plan expired.
The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the SEC, or otherwise in a manner that complies with applicable federal securities laws. The 2026 Repurchase Plan does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. During the six months ended June 30, 2026, the Company repurchased 6,123 shares. During the year ended December 31, 2025, the Company repurchased 40,333 shares. As of June 30, 2026, there was $5,000,000 value of shares available for repurchase under the 2026 Repurchase Plan.

Stock-Based Compensation Plans
The 2008 Stock Incentive Plan (the 2008 Plan) was frozen in connection with the adoption of First Western Financial, Inc. 2016 Omnibus Incentive Plan (the 2016 Plan) and no new awards may be granted under the 2008 Plan. Remaining shares not issued under the 2008 Plan were authorized to be issued under the 2016 Plan. Effective June 4, 2025, the Company’s stockholders approved the First Western Financial, Inc. Omnibus Incentive Plan, as amended and restated April 23, 2025 (the Omnibus Plan), which included an increase of 150,000 shares to the Omnibus Plan’s share reserve. The Omnibus Plan is a continuation, and amendment and restatement, of the 2016 Plan. As of June 30, 2026, there were a total of 410,425 shares available for issuance under the Omnibus Plan. To the extent that an award granted under the Omnibus Plan is canceled, expired, forfeited, surrendered, settled by delivery of fewer shares than the number underlying the award, settled in cash or otherwise terminated without delivery of the shares to the participant, the shares retained by or returned to the Company will not be deemed to have been delivered under the Omnibus Plan, and will be available for future awards under the Omnibus Plan, subject to a maximum of 1,500,000 shares.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2026 and 2025.
During the three and six months ended June 30, 2026 and 2025, the Company recognized no stock based compensation expense associated with stock options. As of June 30, 2026, the Company has no unrecognized stock-based compensation expense related to stock options.
The following presents activity for nonqualified stock options during the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	17,744	$26.77
Forfeited or expired	(2,000)	25.00
Outstanding as of June 30, 2026	15,744	27.00	0.27 years	(1)
Options fully vested / exercisable as of June 30, 2026	15,744	27.00	0.27 years	(1)
______________________________________
(1)Nonqualified stock options outstanding at the end of the period and those fully vested/exercisable had immaterial aggregate intrinsic values.
As of June 30, 2026, there were 15,744 options that were exercisable. The exercise price for all exercisable options is $27.00 per share, and the options are exercisable for a period of ten years from the original grant date and expire in 2026.
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
The following presents the activity for the Time Vesting Units and the Financial Performance Units during the six months ended June 30, 2026:

	Time Vesting Units	Financial Performance Units
Outstanding as of December 31, 2025	196,728	173,456
Granted	51,821	85,116
Vested	(49,001)	(14,095)
Forfeited	(17,455)	(7,950)
Outstanding as of June 30, 2026	182,093	236,527

During the three months ended June 30, 2026, the Company issued 36,161 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 12,840 shares, with a combined market value at the dates of settlement of $0.4 million, were withheld to cover employee withholding taxes. During the three months ended June 30, 2025, the Company issued 39,889 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 13,705 shares, with a combined market value at the dates of settlement of $0.3 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
During the six months ended June 30, 2026, the Company issued 45,521 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 17,575 shares, with a combined market value at the dates of settlement of $0.5 million, were withheld to cover employee withholding taxes. During the six months ended June 30, 2025, the Company issued 77,167 net shares of common stock upon the settlement of Restricted Stock Units. The remaining 31,044 shares, with a combined market value at the dates of settlement of $0.6 million, were withheld to cover employee withholding taxes and were subsequently added back to the Company’s pool of shares available for issuance.
Time Vesting Units
Time Vesting Units are granted to full-time associates and members of the Board of Directors at the date approved by the Company’s Board of Directors. The Company granted 51,821 and 69,874 Time Vesting Units during the six months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026 and 2025, the Company recognized compensation expense of $0.3 million and $0.4 million, respectively, for the Time Vesting Units. During the six months ended June 30, 2026 and 2025, the Company recognized compensation expense of $0.6 million and $0.7 million, respectively, for the Time Vesting Units. As of June 30, 2026, there was $3.8 million of unrecognized compensation expense related to the Time Vesting Units, which is expected to be recognized over a weighted-average period of 3.6 years.
Financial Performance Units
Financial Performance Units are granted to certain key associates and are earned based on the Company achieving various financial performance metrics. If the Company achieves the financial metrics, which include various thresholds from 0% up to 600%, then the Financial Performance Units will have a subsequent vesting period.
The following presents the Company’s existing Financial Performance Units as of June 30, 2026 (dollars in thousands, except share amounts):

Grant Period	Threshold Accrual	Maximum Issuable Shares at Current Threshold	Unrecognized Compensation Expense	Weighted-Average Life(1)	Financial Metric End Date	Vesting Requirement End Date
On May 1, 2024(2)	121%	39,850	$362	2.5 years	December 31, 2026	December 31, 2028
On March 17, 2025(3)	200	20,886	137	1.5 years	December 31, 2027	December 31, 2027
On May 1, 2025(2)	148	57,732	905	3.5 years	December 31, 2027	December 31, 2029
On June 4, 2025 & March 2, 2026(4)	100	93,592	1,229	2.4 years	December 31, 2025, 2026 & 2027	December 31, 2026, 2027, June 4, 2030 & March 2, 2031
On March 2, 2026(3)	118	9,440	185	2.5 years	December 31, 2028	December 31, 2028
On May 1, 2026(2)	100	26,910	741	4.5 years	December 31, 2028	December 31, 2030
______________________________________
(1)Represents the expected unrecognized stock-based compensation expense recognition period.
(2)Conditioned upon pre-established three-year Operating EPS goals.
(3)Conditioned on the Company's three-year annualized total shareholder return compared to the SPDR S&P Regional Banking ETF.
(4)Conditioned upon pre-established Operating EPS hurdles measured over the course of each fiscal year in the performance period.

The following presents the Company’s Financial Performance Units activity for the periods noted (dollars in thousands, except share amounts):

	Units Granted		Compensation Expense Recognized
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Grant Period	2026	2025	2026	2025	2026	2025
On November 18, 2020	—	—	—	9	$—	$19
May 3, 2021 through August 11, 2021	—	—	—	7	(2)	26
On May 1, 2024	2,769	7,745	25	62	73	94
On March 17, 2025	—	10,443	23	23	46	27
On May 1, 2025	19,415	46,574	71	34	175	34
On June 4, 2025 & March 2, 2026	27,556	—	215	—	557	—
On March 2, 2026	8,000	—	19	—	25	—
On May 1, 2026	27,376	—	27	—	27	—

NOTE 10 – EARNINGS PER COMMON SHARE
The following presents the calculation of basic and diluted earnings per common share during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in thousands, except share and per share amounts	2026	2025	2026	2025
Earnings per common share - Basic
Numerator:
Net income available for common shareholders	$5,729	$2,503	$11,937	$6,688

Denominator:
Basic weighted average shares	9,760,529	9,707,924	9,742,515	9,706,181
Earnings per common share - basic	$0.59	$0.26	$1.23	$0.69

Earnings per common share - Diluted
Numerator:
Net income available for common shareholders	$5,729	$2,503	$11,937	$6,688

Denominator:
Basic weighted average shares	9,760,529	9,707,924	9,742,515	9,706,181
Diluted effect of common stock equivalents:
Stock options	808	—	404	—
Time Vesting Units	59,355	39,775	63,533	44,362
Financial Performance Units	128,615	61,622	113,810	53,423
Total diluted effect of common stock equivalents	188,778	101,397	177,747	97,785
Diluted weighted average shares	9,949,307	9,809,321	9,920,262	9,803,966
Earnings per common share - diluted	$0.57	$0.26	$1.20	$0.68

Diluted earnings per share was computed without consideration to potentially dilutive instruments as their inclusion would have been anti-dilutive. The following presents potentially dilutive securities excluded from the diluted earnings per share calculation during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	68,728	7,872	68,728
Time Vesting Units	—	28,170	3,793	44,224
Total potentially dilutive securities	—	96,898	11,665	112,952
NOTE 11 – INCOME TAXES
During the three months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $1.7 million and $0.8 million, respectively, reflecting an effective tax rate of 22.6% and 24.5%, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of $3.6 million and $2.0 million, respectively, reflecting an effective tax rate of 23.0% and 22.9%, respectively.
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

The following presents assets and liabilities measured on a recurring basis as of the dates noted (dollars in thousands):

June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial assets
Available-for-sale debt securities, at fair value
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	$89,615	$—	$89,615
Mortgage loans held for sale	—	24,675	—	24,675
Loans held at fair value	—	—	1,758	1,758
Forward commitments and FSC	—	47	—	47
Equity securities	643	122	—	765
Guarantee asset	—	—	262	262
IRLC, net	—	810	—	810
Equity warrants	—	—	756	756
Swap derivative assets	—	4,641	—	4,641
Total assets	$643	$119,910	$2,776	$123,329

Financial liabilities
Forward commitments and FSC	$—	$127	$—	$127
Swap derivative liabilities	—	684	—	684
Total liabilities	$—	$811	$—	$811

December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Reported Balance
Financial assets
Available-for-sale debt securities, at fair value
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	$45,607	$—	$45,607
Mortgage loans held for sale	—	40,176	—	40,176
Loans held at fair value	—	—	3,182	3,182
Forward commitments and FSC	—	23	—	23
Equity securities	650	122	—	772
Guarantee asset	—	—	243	243
IRLC, net	—	748	—	748
Equity warrants	—	—	756	756
Swap derivative asset	—	952	—	952
Total assets	$650	$87,628	$4,181	$92,459

Financial liabilities
Forward commitments and FSC	$—	$174	$—	$174
Swap derivative liabilities	—	2,472	—	2,472
Total liabilities	$—	$2,646	$—	$2,646
There were no transfers between levels during the six months ended June 30, 2026 or year ended December 31, 2025.
As of June 30, 2026, equity securities, equity warrants, IRLC, and guarantee assets have been recorded at fair value within the Other assets line item in the Condensed Consolidated Balance Sheets. All changes are recorded in Non-interest income in the Condensed Consolidated Statements of Income.

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
During the six months ended June 30, 2026, the Company did not reclassify any loans held for investment to loans held for sale or sell any loans held for sale. During the year ended December 31, 2025, the Company deemed a loan held for sale with a carrying value of $0.3 million and a principal balance of $0.6 million as unsellable. As such, the Company reversed the write-down recorded in the fourth quarter of 2024 and reclassified its principal balance of $0.6 million from Loans held for sale into Loans held for investment. Subsequent to the transfer into Loans held for investment, the loan was charged off through the ACL in the first quarter of 2025. The transfers occurred at the point in time the Company decided to sell the loans or when the loans were deemed unsellable. During the year ended December 31, 2025, no reclassified loans held for sale were sold. As of June 30, 2026 and December 31, 2025, there were no loans held for sale.
As of June 30, 2026, there were five loans totaling $0.2 million, accounted for under the fair value option on non-accrual. As of December 31, 2025, there were three loans totaling $17 thousand, accounted for under the fair value option that were on non-accrual. During the three months ended June 30, 2026 and 2025, the Company recorded immaterial net charge-offs for loans accounted for under the fair value option to Net gain/(loss) on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income. During the six months ended June 30, 2026 and 2025, the Company recorded net charge-offs of $46 thousand and $0.1 million, respectively, for loans accounted for under the fair value option to Net (loss) gain on loans accounted for under the fair value option on the Condensed Consolidated Statements of Income.
The following provide more information about the fair value carrying amount and unpaid principal outstanding of loans accounted for under the fair value option as of the dates noted:

	June 30, 2026
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$24,675	$24,273	$402	$—	$—	$—	$—	$—	$—
Loans held for investment	1,758	1,773	(15)	165	165	—	165	165	—
	$26,433	$26,046	$387	$165	$165	$—	$165	$165	$—

	December 31, 2025
	Total Loans			Non Accruals			90 Days or More Past Due
(dollars in thousands)	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference	Fair Value Carrying Amount	Unpaid Principal Balance	Difference
Mortgage loans held for sale	$40,176	$39,513	$663	$—	$—	$—	$—	$—	$—
Loans held for investment	3,182	3,215	(33)	16	17	(1)	16	17	(1)
	$43,358	$42,728	$630	$16	$17	$(1)	$16	$17	$(1)

The following presents the changes in fair value of loans accounted for under the fair value option as of the dates noted:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Mortgage loans held for sale	$286	$348	$(283)	$255
Loans held for sale	—	—	—	222
Loans held for investment	7	32	17	89
	$293	$380	$(266)	$566
Level 3 Analysis
The following presents a reconciliation for Level 3 instruments measured at fair value on a recurring basis as of the dates noted (dollars in thousands):

Three Months Ended June 30, 2026	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$2,468	$250	$756
Originations	—	8	—
Gains/(losses) in net income, net	7	28	—
Net charge-offs	3	—	—
Settlements	(720)	(24)	—
Ending balance	$1,758	$262	$756

Three Months Ended June 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$6,112	$261	$765
Originations	—	9	—
Gains/(losses) in net income, net	32	(4)	—
Net charge-offs	(6)	—	—
Settlements	(1,039)	(22)	—
Ending balance	$5,099	$244	$765

Six Months Ended June 30, 2026	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$3,182	$243	$756
Originations	—	12	—
Gains/(losses) in net income, net	17	55	—
Net charge-offs	(46)	—	—
Settlements	(1,395)	(48)	—
Ending balance	$1,758	$262	$756

Six Months Ended June 30, 2025	Loans Held at Fair Value	Guarantee Asset	Equity Warrants
Beginning balance	$7,283	$235	$765
Originations	—	20	—
Gains/(losses) in net income, net	89	32	—
Net charge-offs	(57)	—	—
Settlements	(2,216)	(43)	—
Ending balance	$5,099	$244	$765

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
The following presents quantitative information about Level 3 assets measured on a recurring and nonrecurring basis as of the dates noted:

	Quantitative Information about Level 3 Fair Value Measurements as of June 30, 2026
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$1,758	Discounted cash flow	Discount rate	6% to 7% (6%)
Guarantee asset	262	Discounted cash flow	Discount rate Prepayment rate	5% (5%) 18% (18%)
Equity warrants	756	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	33% to 74% (42%) 3% (3%) 2 years

Nonrecurring fair value
Collateral dependent loans:
Commercial and industrial	21	Sales comparison, Market approach - guideline transaction method	Loss given default	88% (88%)
Commercial and industrial	8,436	Appraisal value	Commission	10% to 20% (18%)
Commercial and industrial	2,996	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (41%)
Commercial and industrial	514	Income and market approach	Commission, cost to sell, closing costs	10% (10%)

	Quantitative Information about Level 3 Fair Value Measurements as of December 31, 2025
(dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)
Recurring fair value
Loans held for investment at fair value	$3,182	Discounted cash flow	Discount rate	6% to 7% (6%)
Guarantee asset	243	Discounted cash flow	Discount rate Prepayment rate	6% (6%) 20% (20%)
Equity warrants	756	Black-Scholes option pricing model	Volatility Risk-free interest rate Remaining life	33% to 74% (42%) 3% (3%) 2 years

Nonrecurring fair value
OREO:
1-4 family residential	3,040	Contract value	Commission, cost to sell, closing costs	5% (5%)

Collateral dependent loans:
Commercial and industrial	43	Sales comparison, Market approach - Guideline transaction method	Loss given default	75% (75%)
Commercial and industrial	8,619	Appraisal value	Commission	10% to 20% (17%)
Commercial and industrial	2,071	Sales comparison - Market value approach	Market rate adjustments	7% to 75% (62%)

Estimated Fair Value of Other Financial Instruments
The following presents carrying amounts and estimated fair values for financial instruments not carried at fair value as of the dates noted (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using:
June 30, 2026		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$174,886	$174,886	$—	$—
Held-to-maturity debt securities, net of ACL	116,766	247	92,380	19,990
Loans, net(1)	2,689,748	—	—	2,635,054
Accrued interest receivable	11,338	11,338	—	—
Liabilities:
Term deposits(2)	353,373	328,719	—	24,574
Non-term deposits	2,492,591	2,492,591	—	—
Borrowings:
FHLB borrowings – fixed rate	36,431	36,431	—	—
Subordinated notes – fixed-to-floating rate	44,849	—	—	41,234
Accrued interest payable	1,243	1,243	—	—

	Carrying Amount	Fair Value Measurements Using:
December 31, 2025		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$200,281	$200,281	$—	$—
Held-to-maturity debt securities, net of ACL	94,970	248	79,664	10,723
Loans, net(1)	2,625,800	—	—	2,567,911
Accrued interest receivable	11,209	11,209	—	—
Liabilities:
Term deposits(2)	352,473	327,898	—	24,825
Non-term deposits	2,394,102	2,394,102	—	—
Borrowings:
FHLB borrowings – fixed rate	12,332	12,332	—	—
FHLB borrowings – floating rate	50,000	—	50,000	—
Federal Reserve borrowings – fixed rate	509	509	—	—
Subordinated notes – fixed-to-floating rate	44,772	—	—	42,017
Accrued interest payable	1,295	1,295	—	—
______________________________________
(1) Excludes loans accounted for under the fair value option of $1.8 million and $3.2 million as of June 30, 2026 and December 31, 2025, respectively, as these are carried at fair value.
(2) Term deposits due within one year totaling $328.7 million and $327.9 million as of June 30, 2026 and December 31, 2025, respectively, are classified under Level 1 fair value measurement.
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
Cash Flow Hedges: In 2023, the Company executed an interest rate swap with a notional amount that was designated as a cash flow hedge of certain FHLB borrowings. The swap hedged the benchmark index (SOFR) with a receive float/pay fixed swap for the period March 21, 2023 through April 1, 2026. Upon maturity on April 1, 2026, the interest rate swap was not renewed. The notional amount of this interest rate swap as of June 30, 2026 and December 31, 2025 was $0.0 million and $50.0 million.
In 2025, the Company executed interest rate swaps with notional amounts that were designated as cash flow hedges of certain variable rate interest-bearing deposits. The swaps hedge the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a four-year period and total notional amount of $200.0 million as of June 30, 2026. As of June 30, 2026, these hedges were determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Fair Value Hedges: In 2025, the Company entered into interest rate swaps with notional amounts that were designated as fair value hedges of closed pools of fixed-rate loans. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item. The swap hedges the benchmark index (Federal funds) with a receive float/pay fixed swap with various maturities over a five-year period and total notional amount of $200.0 million as of June 30, 2026. As of June 30, 2026, this hedge was determined to be effective, and the Company expects the hedge to remain effective during the remaining terms of the contracts.
Derivatives Not Designated as Hedges: The Company periodically enters into interest rate swaps to offset interest rate exposure with its commercial and residential variable rate loan clients. Clients with variable rate loans may choose to enter into an interest rate swap to hedge the interest rate risk on the loan and effectively pay a fixed rate payment. The Company will simultaneously enter into an interest rate swap on the same underlying loan and notional amount to hedge risk on the fixed rate loan. The notional amount of interest rate swaps with its loan customers as of June 30, 2026 and December 31, 2025 was $65.5 million and $70.7 million, respectively. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the balance sheet. The following reflects the fair value of derivatives recorded on the Condensed Consolidated Balance Sheets as of the dates noted:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other assets:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$200,000	$2,083	$—	$—
Interest rate swaps – fair value hedge	200,000	1,899	—	—

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	65,474	659	70,703	952

Total included in other assets		$4,641		$952

Included in other liabilities:
Derivatives designated as hedges:
Interest rate swaps – cash flow hedge	$—	$—	$250,000	$777
Interest rate swaps – fair value hedge	—	—	200,000	719

Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	65,474	684	70,703	976

Total included in other liabilities		$684		$2,472
The effect of cash flow hedge accounting on Accumulated other comprehensive income were as follows:

		Three Months Ended June 30,
		2026		2025
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$(1)	$(1)	$66	$60
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	1,331	121	—	—
		$1,330	$120	$66	$60

		Six Months Ended June 30,
		2026		2025
(dollars in thousands)	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Recognized in OCI on Derivative	Amount of Gain (Loss) Reclassified from OCI into Income
Interest rate swap - FHLB borrowings	Interest expense - Other borrowed funds	$(6)	$(25)	$41	$119
Interest rate swaps - Variable rate deposits	Interest expense - Deposits	2,412	246	—	—
		$2,406	$221	$41	$119

The following amounts were recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the respective period (dollars in thousands):

	June 30, 2026
Condensed Consolidated Balance Sheet line item	Amortized Cost of the Hedged Assets	Amortized Cost of Fair Value Hedging Included in the Carrying Amount of the Hedged Assets
Loans	$410,528	$(1,885)
The effects of the fair value hedge relationships on the Condensed Consolidated Statements of Income were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location of Gain (Loss)	2026	2025	2026	2025
Interest rate swap	Interest income - Loans	$1,562	$—	$2,834	$—
Loans	Interest income - Loans	(1,465)	$—	(2,824)	—
The effect of derivatives not designated as hedging instruments recorded in Other non-interest income on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 was immaterial.
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

The following presents the financial information for each segment that is specifically identifiable or based on allocations using internal methods as of or during the periods presented (dollars in thousands):

As of or for the three months ended June 30, 2026	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$41,538	$315	$41,853
Total interest expense	20,089	—	20,089
Release of credit losses	(469)	—	(469)
Net interest income, after provision for credit losses	21,918	315	22,233
Net (loss) gain on mortgage loans	(13)	919	906
All other non-interest income(1)	5,474	5	5,479
Total income before non-interest expense	27,379	1,239	28,618
Salaries and employee benefits expense	11,915	1,119	13,034
Depreciation and amortization expense	649	4	653
All other non-interest expense(2)	7,118	412	7,530
Income (loss) before income taxes	$7,697	$(296)	$7,401

Goodwill	$30,400	$—	$30,400
Total assets	$3,211,542	$26,464	$3,238,006
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

As of or for the three months ended June 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$37,190	$310	$37,500
Total interest expense	19,616	—	19,616
Provision for credit losses	1,773	—	1,773
Net interest income, after provision for credit losses	15,801	310	16,111
Net (loss) gain on mortgage loans	(42)	1,229	1,187
All other non-interest income(1)	5,118	—	5,118
Total income before non-interest expense	20,877	1,539	22,416
Salaries and employee benefits expense	10,126	893	11,019
Depreciation and amortization expense	688	5	693
All other non-interest expense(2)	7,004	383	7,387
Income before income taxes	$3,059	$258	$3,317

Goodwill	$30,400	$—	$30,400
Total assets	$3,000,682	$26,115	$3,026,797
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

As of or for the six months ended June 30, 2026	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$82,239	$719	$82,958
Total interest expense	40,311	—	40,311
Release of credit losses	(1,197)	—	(1,197)
Net interest income, after release of credit losses	43,125	719	43,844
Net (loss) gain on mortgage loans	(21)	2,385	2,364
All other non-interest income(1)	10,672	5	10,677
Total income before non-interest expense	53,776	3,109	56,885
Salaries and employee benefits expense	23,654	2,315	25,969
Depreciation and amortization expense	1,284	9	1,293
All other non-interest expense(2)	13,299	820	14,119
Income (loss) before income taxes	$15,539	$(35)	$15,504

Goodwill	$30,400	$—	$30,400
Total assets	3,211,542	26,464	3,238,006
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

As of or for the six months ended June 30, 2025	Wealth Management	Mortgage	Consolidated
Income Statement
Total interest income	$74,216	$493	$74,709
Total interest expense	39,372	—	39,372
Provision for credit losses	1,853	—	1,853
Net interest income, after provision for credit losses	32,991	493	33,484
Net (loss) gain on mortgage loans	(57)	2,311	2,254
All other non-interest income(1)	11,396	—	11,396
Total income before non-interest expense	44,330	2,804	47,134
Salaries and employee benefits expense	20,761	1,738	22,499
Depreciation and amortization expense	1,355	10	1,365
All other non-interest expense(2)	13,819	777	14,596
Income before income taxes	$8,395	$279	$8,674

Goodwill	$30,400	$—	$30,400
Total assets	3,000,682	26,115	3,026,797
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
NOTE 15 – TAX CREDIT INVESTMENTS
The Company periodically invests in low-income housing tax credit (LIHTC) investments. As of June 30, 2026 and December 31, 2025, total unfunded commitments related to LIHTC investments totaled $1.8 million and $2.4 million, respectively. As of June 30, 2026 and December 31, 2025, the total balance of all LIHTC investments was $4.3 million and $4.2 million, respectively. These balances are reflected in the Other assets line item of the Condensed Consolidated Balance Sheets.

The Company uses the proportional amortization method to account for this investment. Amortization expense is included within the Income tax expense line item of the Condensed Consolidated Statements of Income. During the three months ended June 30, 2026 and 2025, the Company recognized amortization expense of $0.2 million. During the six months ended June 30, 2026 and 2025, the Company recognized amortization expense of $0.4 million.
During the three months ended June 30, 2026 and 2025, the Company recognized $0.2 million of tax credits from the LIHTC investments. During the six months ended June 30, 2026 and 2025, the Company recognized $0.4 million of tax credits from the LIHTC investments. Additionally, during the three months ended June 30, 2026 and 2025, the Company recognized $37 thousand and $0.1 million of other benefits from the LIHTC investments, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $0.1 million of other benefits from the LIHTC investments, respectively.
During the three and six months ended June 30, 2026 and 2025, the Company did not incur any impairment losses.
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
First Western and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III) have been fully phased in. The net unrealized gain or loss on HTM securities included in AOCI and accumulated net gains or losses on cash flow hedges are not included in computing regulatory capital. During the six months ended June 30, 2026 and the year ended December 31, 2025, First Western made no capital injections into the Bank. Management believes as of June 30, 2026, First Western and the Bank meet all capital adequacy requirements to which they are subject.
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
The actual capital ratios of First Western and the Bank, along with the applicable regulatory capital requirements as of June 30, 2026, were calculated in accordance with the requirements of Basel III. The final rules of Basel III also established a “capital conservation buffer” of 2.5% above new regulatory minimum capital ratios. The minimum capital ratios inclusive of the capital conservation buffer are as follows: (i) a CET1 ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. Banks are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such activities.
As of June 30, 2026 and December 31, 2025, the most recent filings with the FDIC categorized the Bank as well capitalized under the regulatory guidelines. To be categorized as well capitalized, an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the following table. Management believes there are no conditions or events since June 30, 2026, that have changed the categorization of First Western and the Bank as well capitalized. Management believes First Western and the Bank met all capital adequacy requirements to which it was subject as of June 30, 2026 and December 31, 2025.

The following presents the actual and required capital amounts and ratios as of dates noted (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$286,540	11.37%	$151,233	6.0%	$201,644	8.0%
Consolidated	250,490	9.93	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	286,540	11.37	113,425	4.5	163,836	6.5
Consolidated	250,490	9.93	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	307,584	12.20	201,644	8.0	252,055	10.0
Consolidated	314,533	12.47	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	286,540	9.22	124,267	4.0	155,334	5.0
Consolidated	250,489	8.06	N/A	N/A	N/A	N/A

	Actual		Required for Capital Adequacy Purposes(1)		To be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 capital to risk-weighted assets
Bank	$273,025	11.15%	$146,854	6.0%	$195,805	8.0%
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
CET1 to risk-weighted assets
Bank	273,025	11.15	110,140	4.5	159,092	6.5
Consolidated	238,886	9.75	N/A	N/A	N/A	N/A
Total capital to risk-weighted assets
Bank	293,487	11.99	195,805	8.0	244,756	10.0
Consolidated	302,347	12.34	N/A	N/A	N/A	N/A
Tier 1 capital to average assets
Bank	273,025	8.79	124,259	4.0	155,324	5.0
Consolidated	238,886	7.68	N/A	N/A	N/A	N/A
______________________________________
(1)Does not include capital conservation buffer.
The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of June 30, 2026, $142.6 million of retained earnings is available to pay dividends from the Bank. As of June 30, 2026 and December 31, 2025, no dividends were declared and paid by the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to assist readers in understanding our financial condition and results of operations for the three and six months ended June 30, 2026 and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in this Quarterly Report on Form 10-Q (this "Form 10-Q") and in our Annual Report on Form 10-K filed with the SEC on February 27, 2026. Unless we state otherwise or the context otherwise requires, references in this Form 10-Q to "we," "our," "us," "the Company," and "First Western" refer to First Western Financial, Inc. and its consolidated subsidiaries, including First Western Trust Bank, which we sometimes refer to as "the Bank" or "our Bank."
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
From 2004, when we opened our first profit center, until June 30, 2026, we have expanded our footprint into fourteen full service profit centers, two loan production offices, and one trust office located across five states. As of and for the six months ended June 30, 2026, we had $3.24 billion in total assets, $56.9 million in Total income before non-interest expense, and provided fiduciary and advisory services on $7.28 billion of AUM.
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
•Net gain on mortgage loans—gain on originating and selling mortgages and origination fees, less commissions to loan originators, document review, and other costs specific to originating and selling the loan. The market adjustments for IRLC, mortgage derivatives, and gains and losses incurred on the mandatory trading of loans are also included in this line item. Net gain on mortgage loans is primarily impacted by the amount of loans sold, the type of loans sold, and market conditions.
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
Financial institution regulators have established guidelines for minimum capital ratios for banks and bank holding companies. The Company has adopted the Basel III regulatory capital framework. As of June 30, 2026, the Bank’s capital ratios exceeded the current well capitalized regulatory requirements established under Basel III.

Results of Operations
Overview
The three months ended June 30, 2026 compared with the three months ended June 30, 2025. We reported Net income available to common shareholders of $5.7 million for the three months ended June 30, 2026, compared to $2.5 million of Net income available to common shareholders for the three months ended June 30, 2025, a $3.2 million, or 128.0% increase. For the three months ended June 30, 2026, our Income before income tax was $7.4 million, a $4.1 million, or 124.2% increase from the three months ended June 30, 2025. The increase was primarily driven by a $3.9 million increase in Net interest income and a $2.2 million decrease in Provision for credit losses, partially offset by a $2.1 million increase in Non-interest expense.
•The increase in Net interest income was driven by a 23 basis point increase in net interest margin and an increase in average interest-earnings assets. The increase in net interest margin was primarily due to a 26 basis point decrease in total cost of funds as a result of reducing deposit rates commensurate with the short-term rate decreases in 2025 and runoff of higher cost deposit accounts.
•The decrease in Provision for credit losses was driven by a Release of provision for credit losses in the three months ended June 30, 2026 versus a Provision for credit losses in the three months ended June 30, 2025. The Release of provision for credit losses in the three months ended June 30, 2026 was primarily driven by reductions in specific reserves due to pay downs and a decrease in general reserves resulting from improved economic forecasts, partially offset by loan growth.
•The increase in Non-interest expense was primarily driven by increases in Salaries and employee benefits and Technology and information systems, partially offset by a decrease in Professional services. The increase in Salaries and employee benefits was primarily due to an increase in average headcount and an increase in bonus accruals a result of balance sheet growth and improved earnings. The increase in Technology and information systems was primarily attributable to a $0.4 million nonrecurring charge related to the write-off of certain previously capitalized technology assets. The decrease in Professional services was primarily driven by decreases in legal expenses, recruiting expenses, and FDIC insurance fees.
The six months ended June 30, 2026 compared with the six months ended June 30, 2025. We reported Net income available to common shareholders of $11.9 million for the six months ended June 30, 2026, compared to $6.7 million of Net income available to common shareholders for the six months ended June 30, 2025, a $5.2 million, or 77.6% increase. For the six months ended June 30, 2026, our Income before income tax was $15.5 million, a $6.8 million, or 78.2% increase from the six months ended June 30, 2025. The increase was primarily driven by a $7.3 million increase in Net interest income and a $3.1 million decrease in Provision for credit losses, partially offset by a $2.9 million increase in Non-interest expense and a $0.6 million decrease in Non-interest income.
•The increase in Net interest income was driven by a 22 basis point increase in net interest margin and an increase in average interest-earning assets. The increase in net interest margin was primarily due to a 25 basis point decrease in total cost of funds as a result of reducing deposit rates commensurate with the short-term rate decreases in 2025 and runoff of higher cost deposit accounts.
•The decrease in Provision for credit losses was primarily driven by a release of provision for credit losses in the six months ended June 30, 2026 versus a provision for credit losses in the six months ended June 30, 2025. The release of provision for credit losses in the six months ended June 30, 2026 was primarily driven by reductions in specific reserves due to a credit event resolution of an individually analyzed loan and pay downs, partially offset by loan growth.
•The increase in Non-interest expense was primarily driven by increases in Salaries and employee benefits and Technology and information systems, partially offset by decreases in Occupancy and equipment and Professional services. The increase in Salaries and employee benefits was primarily due to an increase in average headcount and an increase in bonus accruals as a result of balance sheet growth and improved earnings. The increase in Technology and information systems was primarily attributable to a $0.4 million nonrecurring charge related to the write-off of certain previously capitalized technology assets. The decrease in Occupancy and equipment was driven by a decrease in variable lease expenses. The decrease in Professional services was primarily driven by decreases in legal expenses, recruiting expenses, and FDIC insurance fees.

•The decrease in Non-interest income was primarily driven by decreases in Net gain on other real estate owned due to the sale of two OREO properties in the first quarter of 2025 at a net gain, Other primarily due to changes in interest rate swap fair values, and Net gain on loans held for sale, partially offset by an increase in Trust and investment management fees primarily driven by increases in fee income from Investment Agency and Managed Trust accounts.
Net Interest Income
The three months ended June 30, 2026 compared with the three months ended June 30, 2025. For the three months ended June 30, 2026, Net interest income, before the Provision for credit losses, was $21.8 million, an increase of $3.9 million, or 21.8%, compared to the three months ended June 30, 2025. The increase was primarily driven by a 23 basis point increase in net interest margin and a $322 million increase in average interest-earning assets. The increase in net interest margin was primarily driven by a 26 basis point decrease in total cost of funds.
Total interest and dividend income increased $4.4 million, or 11.6%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a $322 million increase in average interest-earning assets, partially offset by a 2 basis point decrease in the average interest-earning assets yield. The increase in average interest-earning assets was primarily driven by increases in average loans of $268.6 million and debt securities of $82.3 million, partially offset by a decrease in average interest-bearings deposits in other financial institutions of $29.3 million. The decrease in the average interest-earning assets yield was primarily driven by a 74 basis point decrease in yield from interest-bearing deposits in other financial institutions due to the lower interest rate environment, partially offset by increases in average debt security and loan yields of 58 basis points and 2 basis points, respectively.
Interest expense on Interest-bearing deposits increased $0.8 million, or 4.2%, during the three months ended June 30, 2026 compared to the same period in 2025, primarily due to a $320 million increase in average interest-bearing deposits, partially offset by lower deposit rates. The increase in average interest-bearing deposits was driven by increases in money market deposit accounts and time deposit accounts. Average interest-bearing deposit rates were 3.22% for the three months ended June 30, 2026, compared to 3.57% for the three months ended June 30, 2025. The decrease in average interest-bearing deposit rates was primarily attributable to reducing deposit rates commensurate with the short-term rate decreases in 2025 and runoff of higher cost deposit accounts.
The six months ended June 30, 2026 compared with the six months ended June 30, 2025. For the six months ended June 30, 2026, Net interest income, before Provision for credit losses, was $42.6 million, an increase of $7.3 million, or 20.7%, compared to the six months ended June 30, 2025. The increase was primarily driven by a 22 basis point increase in net interest margin and a $310.9 million increase in average interest-earning assets. The increase in net interest margin was primarily driven by a 25 basis point decrease in total cost of funds.
Total interest and dividend income increased $8.2 million, or 11.0%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $311 million increase in average interest-earning assets, partially offset by a 3 basis point decrease in the average interest-earning assets yield. The increase in average interest-earning assets was driven by increases in average loans of $273 million and debt securities of $72.6 million, partially offset by a decrease in average interest-bearing deposits in other financial institutions of $41.8 million. The decrease in the average interest-earning assets yield was primarily driven by a 78 basis point decrease in interest-bearing deposits in other financial institutions due to the lower interest rate environment, partially offset by increases in average debt security and loan yields of 60 basis points and 1 basis point, respectively.
Interest expense on Interest-bearing deposits increased $1.3 million, or 3.5%, during the six months ended June 30, 2026 compared to the same period in 2025, primarily due to a $308 million increase in average interest-bearing deposits, partially offset by lower deposit rates. The increase in average interest-bearing deposits was primarily driven by an increase in money market deposit accounts, partially offset by a decrease in time deposits. Average interest-bearing deposit rates were 3.22% for the six months ended June 30, 2026, compared to 3.58% for the six months ended June 30, 2025. The decrease in the average Interest-bearing deposits rate was primarily attributable to reducing deposit rates commensurate with short-term rate decreases in 2025 and runoff of higher cost deposit accounts.

The following presents an analysis of Net interest income and net interest margin during the periods presented, using daily average balances for each major category of interest-earning assets and interest-bearing liabilities, the interest earned or paid, and the average rate earned or paid on those assets or liabilities:

	As of or for the Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate	Average Balance(1)	Interest Earned / Paid	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$94,533	$876	3.72%	$123,850	$1,376	4.46%
Debt securities	167,993	1,845	4.41	85,739	819	3.83
Correspondent bank stock	7,369	142	7.73	7,199	155	8.64
Loans(2)	2,712,366	38,652	5.72	2,443,758	34,755	5.70
Mortgage loans held for sale(3)	22,800	315	5.54	18,803	310	6.61
Loans held at fair value	2,249	23	4.10	5,690	85	5.99
Total interest-earning assets(4)	3,007,310	41,853	5.58	2,685,039	37,500	5.60
Noninterest-earning assets	121,384			124,497
Total assets	$3,128,694			$2,809,536
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,367,442	18,980	3.22	$2,047,570	18,208	3.57
FHLB and Federal Reserve borrowings	41,409	399	3.86	75,362	778	4.14
Subordinated notes	44,823	710	6.35	44,639	630	5.66
Total interest-bearing liabilities	2,453,674	20,089	3.28	2,167,571	19,616	3.63
Noninterest-bearing liabilities:
Noninterest-bearing deposits	365,291			352,391
Other liabilities	32,898			32,794
Total noninterest-bearing liabilities	398,189			385,185
Total shareholders’ equity	276,831			256,780
Total liabilities and shareholders’ equity	$3,128,694			$2,809,536
Net interest rate spread(5)			2.30			1.97
Net interest income(6)		$21,764			$17,884
Net interest margin(7)			2.90			2.67

	As of or for the Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance(1)	Interest Income / Expense	Average Yield / Rate	Average Balance(1)	Interest Income / Expense	Average Yield / Rate
Assets
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$119,963	$2,217	3.73%	$161,811	$3,618	4.51%
Debt securities	153,265	3,309	4.35	80,666	1,500	3.75
Correspondent bank stock	6,898	278	8.13	6,506	283	8.77
Loans(2)	2,698,637	76,373	5.71	2,425,720	68,619	5.70
Mortgage loans held for sale(3)	26,719	719	5.43	16,212	493	6.13
Loans held at fair value	2,600	62	4.81	6,265	196	6.31
Total interest-earning assets(4)	3,008,082	82,958	5.56	2,697,180	74,709	5.59
Noninterest-earning assets	122,627			134,014
Total assets	$3,130,709			$2,831,194
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits	$2,377,274	37,997	3.22	$2,068,919	36,724	3.58
FHLB and Federal Reserve borrowings	45,849	899	3.95	63,688	1,280	4.05
Subordinated notes	44,804	1,415	6.37	48,545	1,368	5.68
Total interest-bearing liabilities	2,467,927	40,311	3.29	2,181,152	39,372	3.64
Noninterest-bearing liabilities:
Noninterest-bearing deposits	356,454			358,125
Other liabilities	34,669			37,201
Total noninterest-bearing liabilities	391,123			395,326
Total shareholders’ equity	271,659			254,716
Total liabilities and shareholders’ equity	$3,130,709			$2,831,194
Net interest rate spread(5)			2.27			1.95
Net interest income(6)		$42,647			$35,337
Net interest margin(7)			2.86			2.64
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

The following presents the dollar amount of changes in interest income and interest expense during the periods presented for each component of interest-earning assets and interest-bearing liabilities, and distinguishes between changes attributable to volume and interest rates. Changes attributable to both rate and volume that cannot be separated have been allocated to volume:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to Three Months Ended June 30, 2025			Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due Change in:		Total Increase (Decrease)	Increase (Decrease) Due to Change in:		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Interest-bearing deposits in other financial institutions	$(270)	$(230)	$(500)	$(773)	$(628)	$(1,401)
Debt securities	904	122	1,026	1,568	241	1,809
Correspondent bank stock	4	(17)	(13)	16	(21)	(5)
Loans	3,826	71	3,897	7,724	30	7,754
Mortgage loans held for sale	55	(50)	5	282	(56)	226
Loans held at fair value	(38)	(24)	(62)	(89)	(45)	(134)
Total increase (decrease) in interest income	$4,481	$(128)	$4,353	$8,728	$(479)	$8,249
Interest-bearing liabilities:
Interest-bearing deposits	2,564	(1,792)	772	4,929	(3,656)	1,273
FHLB and Federal Reserve borrowings	(327)	(52)	(379)	(349)	(32)	(381)
Subordinated notes	3	77	80	(118)	165	47
Total increase (decrease) in interest expense	$2,240	$(1,767)	$473	$4,462	$(3,523)	$939
Increase in net interest income	$2,241	$1,639	$3,880	$4,266	$3,044	$7,310
Provision for Credit Losses
We have a dedicated problem loan resolution team comprised of associates from our credit, senior leadership, risk, and accounting teams that meets frequently to ensure that watch list and problem credits are identified early and actively managed. We work to identify potential losses in a timely manner and proactively manage the problem credits to minimize losses. For the three and six months ended June 30, 2026, we recorded a $0.5 million and $1.2 million Release of provision for credit losses, respectively, compared to a $1.8 million and $1.9 million Provision for credit losses for the three and six months ended June 30, 2025, respectively. The release of provision recorded for the six months ended June 30, 2026 was primarily driven by reductions in specific reserves due to a credit resolution of an individually analyzed loan and pay downs, partially offset by loan growth.
The Company maintains a credit management program which includes internal and external loan review along with recurring portfolio monitoring activities to address the changing environment. Management believes the financial strength of the Bank’s clientele and the diversity of the portfolio continues to mitigate the credit risk within the portfolio.
Non-Interest Income
The three months ended June 30, 2026 compared with the three months ended June 30, 2025. For the three months ended June 30, 2026 compared with the three months ended June 30, 2025, Non-interest income increased $0.1 million, or 1.3%, to $6.4 million. The increase in Non-interest income during the three months ended June 30, 2026 was primarily driven by increases in Trust and investment management fees and Bank fees, partially offset by a decrease in Net gain on mortgage loans.
The six months ended June 30, 2026 compared with the six months ended June 30, 2025. For the six months ended June 30, 2026 compared with the six months ended June 30, 2025, Non-interest income decreased $0.6 million, or 4.5%, to $13.0 million. The decrease in Non-interest income during the six months ended June 30, 2026 was primarily driven by decreases in Net gain on other real estate owned, Other, and Net gain on loans held for sale, partially offset by an increase in Trust and investment management fees.

The following presents the significant categories of our Non-interest income during the periods presented:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest income:
Trust and investment management fees	$4,742	$4,512	$230	5.1%
Net gain on mortgage loans	906	1,187	(281)	(23.7)
Bank fees	429	293	136	46.4
Risk management and insurance fees	112	47	65	138.3
Income on company-owned life insurance	119	112	7	6.3
Net gain (loss) on loans accounted for under the fair value option	10	26	(16)	(61.5)
Unrealized (loss) gain recognized on equity securities	(2)	3	(5)	(166.7)
Other	69	125	(56)	(44.8)
Total non-interest income	$6,385	$6,305	$80	1.3

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest income:
Trust and investment management fees	$9,493	$9,189	$304	3.3%
Net gain on mortgage loans	2,364	2,254	110	4.9
Net gain on loans held for sale	—	222	(222)	(100.0)
Bank fees	734	715	19	2.7
Risk management and insurance fees	361	306	55	18.0
Income on company-owned life insurance	235	222	13	5.9
Net (loss) gain on loans accounted for under the fair value option	(29)	32	(61)	(190.6)
Net (loss) gain on other real estate owned	(7)	459	(466)	(101.5)
Unrealized (loss) gain recognized on equity securities	(6)	14	(20)	(142.9)
Other	(104)	237	(341)	(143.9)
Total non-interest income	$13,041	$13,650	$(609)	(4.5)
Trust and investment management fees—The increase in Trust and investment management fees of $0.2 million, or 5.1%, and $0.3 million, or 3.3%, for the three and six months ended June 30, 2026, respectively, was primarily driven by increases in fee income from Investment Agency and Managed Trust accounts.
Net gain on mortgage loans—The decrease in Net gain on mortgage loans of $0.3 million, or 23.7%, for the three months ended June 30, 2026 was primarily attributable to lower margins. The increase in Net gain on mortgage loans of $0.1 million, or 4.9%, for the six months ended June 30, 2026 was primarily attributable to higher origination volume, partially offset by lower margins.
Net gain on loans held for sale—The decrease in Net gain on loans held for sale for the six months ended June 30, 2026 was due to a $0.2 million gain recorded in the first quarter of 2025. The gain was due to the reversal of a write-down on a non-accrual loan recorded in the fourth quarter of 2024. This loan was classified as held for sale as of December 31, 2024; however, during the first quarter of 2025, it was transferred to held for investment and charged off through the ACL.
Bank fees—The increase in Bank fees of $0.1 million, or 46.4%, for the three months ended June 30, 2026 was driven by increases in prepayment penalty and swap fees.
Net (loss) gain on other real estate owned—During the first quarter of 2025, two OREO properties were sold for a net gain of $0.5 million. During the first quarter of 2026, the last remaining OREO property was sold for a net loss of $7 thousand.
Other—The decrease in Other of $0.3 million, or 143.9%, for the six months ended June 30, 2026 was primarily attributable to changes in interest rate swap fair values.

Non-Interest Expense
The three months ended June 30, 2026 compared with the three months ended June 30, 2025. For the three months ended June 30, 2026 compared with the three months ended June 30, 2025, Non-interest expense increased $2.1 million, or 11.1%, to $21.2 million. The increase in Non-interest expense during the three months ended June 30, 2026 was driven primarily by increases in Salaries and employee benefits and Technology and information systems, partially offset by a decrease in Professional services.
The six months ended June 30, 2026 compared with the six months ended June 30, 2025. For the six months ended June 30, 2026 compared with the six months ended June 30, 2025, Non-interest expense increased $2.9 million, or 7.6%, to $41.4 million. The increase in Non-interest expense during the six months ended June 30, 2026 was driven primarily by increase in Salaries and employee benefits and Technology and information systems, partially offset by decreases in Occupancy and equipment and Professional services.
The following presents the significant categories of our Non-interest expense during the periods presented:

	Three Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$13,034	$11,019	$2,015	18.3%
Occupancy and equipment	1,983	2,224	(241)	(10.8)
Professional services	1,490	1,855	(365)	(19.7)
Technology and information systems	1,478	1,030	448	43.5
Data processing	1,359	1,166	193	16.6
Marketing	358	267	91	34.1
Amortization of other intangible assets	48	52	(4)	(7.7)
Other	1,467	1,486	(19)	(1.3)
Total non-interest expense	$21,217	$19,099	$2,118	11.1

	Six Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%
Non-interest expense:
Salaries and employee benefits	$25,969	$22,499	$3,470	15.4%
Occupancy and equipment	3,886	4,434	(548)	(12.4)
Professional services	3,086	3,559	(473)	(13.3)
Technology and information systems	2,477	2,108	369	17.5
Data processing	2,545	2,288	257	11.2
Marketing	551	483	68	14.1
Amortization of other intangible assets	96	103	(7)	(6.8)
Other	2,771	2,986	(215)	(7.2)
Total non-interest expense	$41,381	$38,460	$2,921	7.6
Salaries and employee benefits—The increase in Salaries and employee benefits of $2.0 million, or 18.3%, and $3.5 million, or 15.4% for the three and six months ended June 30, 2026, respectively, was driven by an increase in average headcount and an increase in bonus accruals a result of balance sheet growth and improved earnings.
Occupancy and equipment—The decrease in Occupancy and equipment of $0.2 million, or 10.8%, and $0.5 million, or 12.4%, for the three and six months ended June 30, 2026 was driven by a decrease in variable lease expenses.
Professional services—The decrease in Professional services of $0.4 million, or 19.7%, and $0.5 million, or 13.3%, for the three and six months ended June 30, 2026, respectively, was primarily driven by decreases in legal expenses, recruiting expenses, and FDIC insurance fees.

Technology and information systems—The increase in Technology and information systems of $0.4 million, or 43.5%, and $0.4 million, or 17.5%, for the three and six months ended June 30, 2026, respectively, was primarily attributable to a $0.4 million nonrecurring charge related to the write-off of certain previously capitalized technology assets.
Data processing—The increase in Data processing of $0.2 million, or 16.6%, and $0.3 million, or 11.2%, for the three and six months ended June 30, 2026, respectively, was primarily driven by upgrades to our consumer digital banking platform.
Other—The decrease in Other of $0.2 million, or 7.2%, for the six months ended June 30, 2026, was primarily driven by a fraud loss in the first quarter of 2025.
Income Tax
The Company recorded an income tax provision of $1.7 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, reflecting an effective tax rate of 22.6% and 24.5%, respectively. The Company recorded an income tax provision of $3.6 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively, reflecting an effective tax rate of 23.0% and 22.9%, respectively.
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
The following presents key metrics related to our segments during the periods presented:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$27,379	$1,239	$28,618	$20,877	$1,539	$22,416
Income before income taxes	7,697	(296)	7,401	3,059	258	3,317
Profit margin	28.1%	(23.9)%	25.9%	14.7%	16.8%	14.8%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in thousands)	Wealth Management	Mortgage	Consolidated	Wealth Management	Mortgage	Consolidated
Income(1)	$53,776	$3,109	$56,885	$44,330	$2,804	$47,134
Income before income taxes	15,539	(35)	15,504	8,395	279	8,674
Profit margin	28.9%	(1.1)%	27.3%	18.9%	10.0%	18.4%
______________________________________
(1)Net interest income after provision plus non-interest income.

The following presents selected financial metrics of each segment as of and during the periods presented:
Wealth Management

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest and dividend income	$41,538	$37,190	$4,348	11.7%
Total interest expense	20,089	19,616	473	2.4
(Release of) provision for credit losses	(469)	1,773	(2,242)	(126.5)
Net interest income, after (release of) provision for credit losses	21,918	15,801	6,117	38.7
Net loss on mortgage loans	(13)	(42)	29	(69.0)
All other non-interest income	5,474	5,118	356	7.0
Total income	27,379	20,877	6,502	31.1
Salaries and employee benefits expense	11,915	10,126	1,789	17.7
Depreciation and amortization expense	649	688	(39)	(5.7)
All other non-interest expense	7,118	7,004	114	1.6
Income before income taxes	$7,697	$3,059	$4,638	151.6

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,211,542	$3,000,682	$210,860	7.0%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest and dividend income	$82,239	$74,216	$8,023	10.8%
Total interest expense	40,311	39,372	939	2.4
(Release of) provision for credit losses	(1,197)	1,853	(3,050)	(164.6)
Net interest income, after (release of) provision for credit losses	43,125	32,991	10,134	30.7
Net loss on mortgage loans	(21)	(57)	36	63.2
All other non-interest income	10,672	11,396	(724)	(6.4)
Total income before non-interest expense	53,776	44,330	9,446	21.3
Salaries and employee benefits expense	23,654	20,761	2,893	13.9
Depreciation and amortization expense	1,284	1,355	(71)	(5.2)
All other non-interest expense	13,299	13,819	(520)	(3.8)
Income before income taxes	$15,539	$8,395	$7,144	85.1

Goodwill	$30,400	$30,400	$—	—%
Total assets	$3,211,542	$3,000,682	$210,860	7.0%
The Wealth Management segment reported Income before income tax of $7.7 million for the three months ended June 30, 2026, compared to $3.1 million for the same period in 2025, as well as Income before income tax of $15.5 million for the six months ended June 30, 2026, compared to $8.4 million for the same period in 2025. The majority of our assets and liabilities are on the Wealth Management segment balance sheet. The increase in Income before income taxes for the three month period ended June 30, 2026 was driven primarily by increases in Net interest income, after provision for credit losses and Non-interest income, partially offset by an increase in Non-interest expense. The increase in Income before income taxes for the six month period ended June 30, 2026 was driven primarily by an increase in Net interest income, after provision for credit losses, partially offset by an increase in Non-interest expense and a decrease in Non-interest income.

Mortgage

	As of or for the Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest income	$315	$310	$5	1.6%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	315	310	5	1.6
Net gain on mortgage loans	919	1,229	(310)	(25.2)
All other non-interest income	5	—	5	—
Total income	1,239	1,539	(300)	(19.5)
Salaries and employee benefits expense	1,119	893	226	25.3
Depreciation and amortization expense	4	5	(1)	(20.0)
All other non-interest expense	412	383	29	7.6
(Loss) income before income taxes	$(296)	$258	$(554)	(214.7)

Total assets	$26,464	$26,115	$349	1.3%

	As of or for the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change
Total interest and dividend income	$719	$493	$226	45.8%
Total interest expense	—	—	—	—
Provision for credit losses	—	—	—	—
Net interest income, after provision for credit losses	719	493	226	45.8
Net gain on mortgage loans	2,385	2,311	74	3.2
All other non-interest income	5	—	5	—
Total income before non-interest expense	3,109	2,804	305	10.9
Salaries and employee benefits expense	2,315	1,738	577	33.2
Depreciation and amortization expense	9	10	(1)	(10.0)
All other non-interest expense	820	777	43	5.5
(Loss) income before income taxes	$(35)	$279	$(314)	(112.5)

Total assets	$26,464	$26,115	$349	1.3%
The Mortgage segment reported Loss before income taxes of $0.3 million for the three months ended June 30, 2026, compared to $0.3 million of Income before income taxes for the same period in 2025, as well as Income before income taxes of $0.0 million for the six months ended June 30, 2026, compared to $0.3 million for the same period in 2025. The decrease in Income before taxes for the three month period ended June 30, 2026 was primarily driven by a decrease in Net gain on mortgage loans, which was primarily driven by lower margins, and an increase in Salaries and employee benefits. The decrease in Income before taxes for the six month period ended June 30, 2026 was primarily driven by an increase in Salaries and employee benefits, partially offset by an increase in Total interest and dividend income.

Financial Condition
The following presents our Condensed Consolidated Balance Sheets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Balance Sheet Data:
Cash and cash equivalents	$174,886	$200,281	$(25,395)	(12.7)%
Available-for-sale debt securities, at fair value (amortized cost of $89,745 and $45,623, respectively)	89,615	45,607	44,008	96.5
Held-to-maturity debt securities, net of allowance for credit losses of $151 and $74, (fair value of $112,617 and $90,635), respectively	116,766	94,970	21,796	23.0
Loans (includes $1,758 and $3,182 measured at fair value, respectively)	2,711,803	2,650,423	61,380	2.3
Allowance for credit losses	(20,297)	(21,441)	1,144	5.3
Loans, net of allowance	2,691,506	2,628,982	62,524	2.4
Mortgage loans held for sale, at fair value	24,675	40,176	(15,501)	(38.6)
Other real estate owned, net	—	3,040	(3,040)	(100.0)
Goodwill and other intangible assets, net	31,325	31,422	(97)	(0.3)
Company-owned life insurance	17,651	17,416	235	1.3
Other assets	91,582	93,087	(1,505)	(1.6)
Total assets	$3,238,006	$3,154,981	$83,025	2.6

Deposits	$2,845,964	$2,746,575	$99,389	3.6
Borrowings	81,280	107,613	(26,333)	(24.5)
Other liabilities	30,169	35,233	(5,064)	(14.4)
Total liabilities	2,957,413	2,889,421	67,992	2.4
Total shareholders’ equity	280,593	265,560	15,033	5.7
Total liabilities and shareholders’ equity	$3,238,006	$3,154,981	$83,025	2.6
Cash and cash equivalents decreased by $25.4 million, or 12.7%, to $174.9 million as of June 30, 2026 compared to December 31, 2025. The decrease was a result of increases in Debt securities and Loans and a decrease in Borrowings, partially offset by an increase in Deposits.
Available-for-sale debt securities increased by $44.0 million, or 96.5%, to $89.6 million as of June 30, 2026 compared to December 31, 2025. The increase was due to the purchase of residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises, partially offset by principal pay downs.
Held-to-maturity debt securities increased by $21.8 million, or 23.0%, to $116.8 million as of June 30, 2026 compared to December 31, 2025. The increase was primarily due to the purchase of corporate and municipal bonds, offset by principal pay downs.
Loans, net of allowance increased by $62.5 million, or 2.4%, to $2.69 billion as of June 30, 2026 compared to December 31, 2025, primarily due to growth in the 1-4 family residential, Owner occupied commercial real estate, and Cash, securities, and other portfolios, partially offset by a decrease in the Non-owner occupied commercial real estate portfolio.
Mortgage loans held for sale, at fair value decreased $15.5 million, or 38.6%, to $24.7 million as of June 30, 2026 compared to December 31, 2025. The decrease was primarily due to the timing of loan originations and sales.
Other real estate owned, net decreased by $3.0 million as of June 30, 2026 compared to December 31, 2025. The decrease was due to the sale of the Company's last remaining OREO property in the first quarter of 2026.
Deposits increased $99.4 million, or 3.6%, to $2.85 billion as of June 30, 2026 compared to December 31, 2025, primarily driven by increases in Non-interest bearing deposit accounts and money market deposit accounts. Non-interest bearing deposit accounts increased $36.9 million, or 10.7%, to $381.8 million as of June 30, 2026 compared to December 31, 2025. Money market deposit accounts increased $61.7 million, or 3.2%, to $1.98 billion as of June 30, 2026 compared to December 31, 2025.

Borrowings decreased $26.3 million, or 24.5%, to $81.3 million as of June 30, 2026 compared to December 31, 2025. The decrease was primarily driven by the pay down of FHLB borrowings.
Other liabilities decreased $5.1 million, or 14.4%, to $30.2 million as of June 30, 2026 compared to December 31, 2025. The decrease was primarily due to decreases in salaries payable driven by the timing of bonus payments and an increase in interest rate swap fair values resulting from an increase in forward interest rates.
Total shareholders’ equity increased $15.0 million, or 5.7%, from December 31, 2025 to $280.6 million as of June 30, 2026. The increase was primarily due to Net income for the quarter and an increase in Accumulated other comprehensive gain primarily driven by an increase in cash flow hedge fair values.

Assets Under Management

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Managed Trust Balance as of Beginning of Period	$1,750	$1,945	$1,901	$2,018
New relationships	—	—	—	5
Closed relationships	(1)	(1)	(8)	(1)
Contributions	8	21	28	23
Withdrawals	(17)	(31)	(121)	(165)
Market change, net	(11)	93	(71)	147
Ending Balance	$1,729	$2,027	$1,729	$2,027
Yield*	0.20%	0.16%	0.20%	0.15%

Directed Trust Balance as of Beginning of Period	$2,024	$1,930	$2,014	$1,934
New relationships	—	—	—	—
Closed relationships	—	—	(2)	(4)
Contributions	6	66	37	98
Withdrawals	(16)	(71)	(44)	(88)
Market change, net	33	33	42	18
Ending Balance	$2,047	$1,958	$2,047	$1,958
Yield*	0.08%	0.09%	0.08%	0.09%

Investment Agency Balance as of Beginning of Period	$1,609	$1,532	$1,635	$1,584
New relationships	2	1	11	10
Closed relationships	(11)	(7)	(17)	(19)
Contributions	27	12	54	27
Withdrawals	(54)	(41)	(95)	(93)
Market change, net	126	80	111	68
Ending Balance	$1,699	$1,577	$1,699	$1,577
Yield*	0.71%	0.72%	0.71%	0.74%

Custody Balance as of Beginning of Period	$686	$653	$575	$589
New relationships	6	—	42	1
Closed relationships	(8)	—	(10)	—
Contributions	10	50	122	152
Withdrawals	(47)	(13)	(50)	(57)
Market change, net	4	37	(28)	42
Ending Balance	$651	$727	$651	$727
Yield*	0.06%	0.04%	0.05%	0.04%

Total Assets Under Management Excluding 401(k)/Retirement Balances at Beginning of Period	$6,069	$6,060	$6,125	$6,125
New relationships	8	1	53	16
Closed relationships	(20)	(8)	(37)	(24)
Contributions	51	149	241	300
Withdrawals	(134)	(156)	(310)	(403)
Market change, net	152	243	54	275
Total Assets Under Management Excluding 401(k)/Retirement Balances	$6,126	$6,289	$6,126	$6,289
Yield*	0.29%	0.26%	0.29%	0.27%

401(k)/Retirement Balance	$1,150	$1,208	$1,150	$1,208
Yield*	0.11%	0.12%	0.12%	0.13%

Total Assets Under Management	$7,276	$7,497	$7,276	$7,497
Yield*	0.26%	0.24%	0.26%	0.25%
______________________________________
*Trust & investment management fees divided by period end balance.
AUM increased $41.0 million, or 0.6%, during the three months ended June 30, 2026, primarily attributable to improving market conditions. For the six months ended June 30, 2026, AUM decreased $2.0 million, or 0.03%.

Debt Securities
Debt securities we intend to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale and are recorded at fair value using current market information from a third-party pricing service, with unrealized gains and losses excluded from earnings and reported in OCI, net of tax. The carrying values of our debt securities classified as AFS are adjusted for unrealized gain or loss, and any gain or loss is reported on an after-tax basis as a component of OCI in shareholders’ equity. As of June 30, 2026 and December 31, 2025, investments in debt securities classified as AFS totaled $89.6 million and $45.6 million, respectively.
Debt securities for which we have the intent and ability to hold to their maturity are classified as HTM debt securities and are recorded at amortized cost. Debt securities HTM are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using the level-yield method over the remaining period until maturity. As of June 30, 2026 and December 31, 2025, investments in debt securities classified as HTM totaled $116.8 million and $95.0 million, respectively.
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

	Maturities as of June 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	—%	$—	—%	$—	—%	$89,745	4.64%
Total available for sale	$—	—	$—	—	$—	—	$89,745	4.64
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$248	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	305	3.59	347	2.76	2,531	3.95
Municipals	—	—	—	—	—	—	3,160	5.52
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	3	3.37	4,801	4.80	2,427	1.79	46,526	3.38
Residential mortgage-backed securities - other	—	—	7	4.39	404	4.81	285	3.80
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	5,353	4.19	114	2.03
Corporate bonds	1,998	4.38	2,000	7.36	43,408	5.90	3,000	6.25
Total held-to-maturity	$2,001	4.37	$7,361	5.41	$51,939	5.50	$55,616	3.68

	Maturities as of December 31, 2025
	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Debt securities available-for-sale:
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	$—	—%	$—	—%	$—	—%	$45,623	4.87%
Total available for sale	$—	—	$—	—	$—	—	$45,623	4.87
Debt securities held-to-maturity:
U.S. treasuries	$—	—%	$248	3.74%	$—	—%	$—	—%
U.S. government agencies and sponsored enterprises	—	—	360	3.78	395	2.75	2,657	3.99
Residential mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	10	3.24	4,761	4.82	1,291	2.14	53,777	3.46
Residential mortgage-backed securities - other	—	—	11	4.76	305	5.02	435	4.03
Commercial mortgage-backed securities issued by U.S. government agencies and sponsored enterprises	—	—	—	—	6,000	4.61	138	2.01
Corporate bonds	—	—	6,690	6.62	17,966	5.25	—	—
Total held-to-maturity	$10	3.24	$12,070	5.77	$25,957	4.91	$57,007	3.49
Allowance for Credit Losses for Debt Securities
Management measures expected credit losses on debt securities on a collective basis by major security type. The majority of our HTM investment portfolio consists of debt securities issued by U.S. government entities and agencies and we consider the risk of credit loss to be zero and, therefore, we do not record an ACL. The Company's non-government backed debt securities include private label MBS, corporate bonds, and municipal bonds. The ACL on HTM debt securities was $0.2 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively. There was no ACL on AFS debt securities as of June 30, 2026 and December 31, 2025.
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
In addition to originating loans for our own portfolio, we conduct mortgage banking activities in which we originate and sell servicing-released, whole loans in the secondary market. Our mortgage banking loan sale activities are primarily directed at originating single family mortgages that are priced and underwritten to conform to previously agreed-upon criteria before loan funding and are delivered to the investor shortly after funding. The level of future loan originations, loan sales, and loan repayments depends on overall credit availability, the interest rate environment, the strength of the general economy, local real estate markets and the housing industry, and conditions in the secondary loan sale market. The amount of gain or loss on the sale of loans is primarily driven by market conditions and changes in interest rates, as well as our pricing and asset liability management strategies. As of June 30, 2026 and December 31, 2025, we had Mortgage loans held for sale of $24.7 million and $40.2 million, respectively, of residential mortgage loans we originated.

As of June 30, 2026, the Company had $1.8 million in loans accounted for under the fair value option with an unpaid principal balance amount of $1.8 million. As of December 31, 2025, the Company had $3.2 million in loans accounted for under the fair value option with an unpaid principal balance amount of $3.2 million. See Note 12 – Fair Value in the Notes to Condensed Consolidated Financial Statements.
The following presents the amortized cost of our loan portfolio by type of loan as of the dates noted:

	June 30,		December 31,
	2026		2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Cash, securities, and other	$181,949	6.8%	$164,726	6.3%
Consumer and other	19,334	0.7	19,596	0.7
Construction and development	196,307	7.2	189,081	7.1
1-4 family residential	1,093,115	40.3	1,033,665	39.1
Non-owner occupied CRE	765,473	28.2	809,875	30.6
Owner occupied CRE	221,515	8.2	204,078	7.7
Commercial and industrial	234,237	8.6	225,281	8.5
Loans held for investment at amortized cost	$2,711,930	100.0%	$2,646,302	100.0%
Portfolio layer method basis adjustment for hedged portfolio	(1,885)		939
Loans accounted for under the fair value option(1)	1,758		3,182
Total loans held for investment	$2,711,803		$2,650,423
Mortgage loans held for sale, at fair value(2)	$24,675		$40,176
______________________________________
(1)Includes $1.8 million and $3.2 million of unpaid principal balance of Loans held for investment accounted for under fair value option as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $24.3 million and $39.5 million of unpaid principal balance of Mortgage loans held for sale as of June 30, 2026 and December 31, 2025, respectively.
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
One of the larger categories of the Company’s loan portfolio is Commercial Real Estate (CRE). The following provides balances by asset type of the Company’s CRE portfolio:

	As of June 30, 2026
(dollars in thousands)	Owner Occupied	Non-Owner Occupied	Total	Percent of Total CRE
Multi-family	$—	$232,760	$232,760	23.6%
Industrial and warehouse	71,821	159,130	230,951	23.4
Office	59,718	150,927	210,645	21.3
Retail	25,023	55,425	80,448	8.2
Hotel	3,090	44,023	47,113	4.8
Restaurant and entertainment	19,434	8,794	28,228	2.9
Other commercial real estate	42,429	114,414	156,843	15.8
Total CRE loan portfolio	$221,515	$765,473	$986,988	100.0%
The following summarizes the Company’s CRE portfolio by geographic location as of the dates indicated:

	As of June 30, 2026
(dollars in thousands)	Amount	Percent of Total CRE
Colorado	$760,883	77.1%
Montana	69,358	7.0
Wyoming	55,305	5.6
Arizona	37,863	3.8
California	17,390	1.8
Other	46,189	4.7
Total CRE loan portfolio	$986,988	100.0%
The CRE portfolio is comprised of loans made to purchase and finance commercial real estate properties. On average, the balances are small and geographically disbursed across our footprint. Specifically, our CRE portfolio has an average loan balance of $2.93 million and $3.10 million with a weighted average loan-to-value ratio (LTV) of 55.0% and 54.3% as of June 30, 2026 and December 31, 2025, respectively.
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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with fixed and floating interest rates in each maturity range, at amortized cost as of the dates noted, are summarized in the following:

	As of June 30, 2026
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$57,290	$124,013	$—	$646	$181,949
Consumer and other	10,645	7,478	—	1,211	19,334
Construction and development	109,839	84,351	1,614	503	196,307
1-4 family residential	84,608	128,490	56,983	823,034	1,093,115
Non-owner occupied CRE	222,897	473,830	61,532	7,214	765,473
Owner occupied CRE	25,946	142,950	46,187	6,432	221,515
Commercial and industrial	92,448	117,675	24,114	—	234,237
Total loans	$603,673	$1,078,787	$190,430	$839,040	$2,711,930
Loans accounted for under the fair value option(1)	1,102	656	—	—	1,758
Total loans	$604,775	$1,079,443	$190,430	$839,040	$2,713,688
Amounts with fixed rates	298,115	671,960	86,836	25,259	1,082,170
Amounts with floating rates	306,660	407,483	103,594	813,781	1,631,518
Total loans	$604,775	$1,079,443	$190,430	$839,040	$2,713,688

	As of December 31, 2025
(dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Cash, securities, and other	$69,446	$94,628	$—	$652	$164,726
Consumer and other	14,793	3,571	—	1,232	19,596
Construction and development	99,622	87,609	873	977	189,081
1-4 family residential	112,094	93,557	38,157	789,857	1,033,665
Non-owner occupied CRE	249,127	484,339	69,078	7,331	809,875
Owner occupied CRE	33,101	113,678	50,086	7,213	204,078
Commercial and industrial	68,006	132,347	24,928	—	225,281
Total loans	$646,189	$1,009,729	$183,122	$807,262	$2,646,302
Loans accounted for under the fair value option(1)	678	2,504	—	—	3,182
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484
Amounts with fixed rates	300,949	624,158	94,365	23,091	1,042,563
Amounts with floating rates	345,918	388,075	88,757	784,171	1,606,921
Total loans	$646,867	$1,012,233	$183,122	$807,262	$2,649,484
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

OREO represents assets acquired through, or in lieu of, foreclosure. The amounts reported as OREO are supported by recent appraisals, with the appraised values adjusted, where applicable, for expected transaction fees likely to be incurred upon sale of the property. We incur recurring expenses relating to OREO in the form of maintenance, taxes, insurance, and legal fees, among others, until the OREO property is disposed. During 2025, the Company sold two OREO properties resulting in a net gain on sale of $0.5 million. During the first quarter or 2026, the Company sold its last remaining OREO property resulting in a nominal loss. As of June 30, 2026, the Company had no OREO properties. As of December 31, 2025, the Company had one OREO property with a carrying amount of $3.0 million.
The Company reversed an immaterial amount of interest on non-accrual loans during the three months ended June 30, 2026 and 2025, respectively. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $0.6 million for the three month periods ended June 30, 2026 and 2025. The Company reversed an immaterial amount of interest on non-accrual loans during the six month periods ended June 30, 2026 and 2025. The amount of interest income that would have been recognized on loans accounted for on a non-accrual basis pursuant to contractual terms was $1.2 million for the six month periods ended June 30, 2026 and 2025.
We had amortized cost of $16.1 million and $19.6 million in non-performing assets as of June 30, 2026 and December 31, 2025, respectively. The decrease in non-performing assets was primarily driven by the sale of the Company's last remaining OREO property and pay downs.
The following presents the amortized cost basis of non-performing assets as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans by category
Cash, securities, and other	$1,704	$1,704
Consumer and other	123	—
Commercial and industrial	14,280	14,855
Total non-accrual loans	16,107	16,559
OREO(1)	—	3,040
Total non-performing assets	$16,107	$19,599
Non-accrual loans to total loans(2)	0.59%	0.63%
Non-performing assets to total assets	0.50%	0.62%
Allowance for credit losses to non-accrual loans	126.01%	129.50%
Accruing loans 90 or more days past due	$63	$—
______________________________________
(1) Held at the lower of cost or fair value as described in Note 12.
(2) Excludes Mortgage loans held for sale of $24.7 million and $40.2 million as of June 30, 2026 and December 31, 2025, respectively. Excludes $1.8 million and $3.2 million of loans held for investment accounted for under the fair value option as of June 30, 2026 and December 31, 2025, respectively.

Credit Quality Indicators
The following presents the amortized cost basis of loans by credit quality indicator, by class of financing receivable, as of the dates noted:

	As of June 30, 2026
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$180,245	$—	$1,704	$—	$—	$181,949
Consumer and other(1)	19,166	—	168	—	1,758	21,092
Construction and development	183,179	12,625	503	—	—	196,307
1-4 family residential	1,091,647	1,467	1	—	—	1,093,115
Non-owner occupied CRE	696,902	—	68,571	—	—	765,473
Owner occupied CRE	221,515	—	—	—	—	221,515
Commercial and industrial	208,061	—	26,176	—	—	234,237
Total	$2,600,715	$14,092	$97,123	$—	$1,758	$2,713,688

	As of December 31, 2025
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Cash, securities, and other	$163,022	$—	$1,704	$—	$—	$164,726
Consumer and other(1)	19,546	—	50	—	3,182	22,778
Construction and development	175,980	12,124	977	—	—	189,081
1-4 family residential	1,030,754	2,909	2	—	—	1,033,665
Non-owner occupied CRE	741,153	—	68,722	—	—	809,875
Owner occupied CRE	204,078	—	—	—	—	204,078
Commercial and industrial	197,325	—	27,956	—	—	225,281
Total	$2,531,858	$15,033	$99,411	$—	$3,182	$2,649,484
______________________________________
(1)Includes $1.8 million and $3.2 million of loans held for investment accounted for under fair value option as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, non-accrual loans of $16.1 million and $16.6 million, respectively, were included in the substandard category in the table above.
Allowance for Credit Losses on Loans
The ACL for loans represents Management’s best estimate of CECL on loans considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms, adjusted for expected prepayments when appropriate. Our quantitative DCF models use twelve-month economic forecasts including; HPI, GDP, and national unemployment. The ACL decreased $1.1 million during the six months ended June 30, 2026. The ACL on pooled loans was $17.8 million and $18.0 million as of June 30, 2026 and December 31, 2025, respectively. The $0.2 million reverse provision on pooled loans for the six months ended June 30, 2026 was primarily due to improved economic forecasts, partially offset by loan growth. The ACL on individually analyzed loans was $2.5 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively. The $0.9 million release of provision on individually analyzed loans for the six months ended June 30, 2026 was primarily attributable to pay downs and increases in collateral fair values.

The following presents summary information regarding our ACL for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Average loans outstanding(1)(2)	$2,712,366	$2,443,758	$2,698,637	$2,425,720
Total loans outstanding at end of period(3)	$2,711,930	$2,534,997	$2,711,930	$2,534,997
Allowance for credit losses at beginning of period	$20,801	$17,956	$21,441	$18,330
Provision for credit losses	(508)	1,695	(1,168)	1,887
Charge-offs:
Commercial and industrial	—	(667)	—	(1,261)
Total charge-offs	—	(667)	—	(1,261)
Recoveries:
Consumer and other	—	2	—	22
1-4 family residential	—	3	—	8
Commercial and industrial	4	5	24	8
Total recoveries	4	10	24	38
Net charge-offs	4	(657)	24	(1,223)
Allowance for credit losses at end of period	$20,297	$18,994	$20,297	$18,994
Allowance for credit losses to total loans	0.75%	0.75%	0.75%	0.75%
Net charge-offs to average loans	*	0.03	*	0.05
______________________________________
(1)Average balances are average daily balances.
(2)Excludes average outstanding balances of Mortgage loans held for sale of $22.8 million and $18.8 million for the three months ended June 30, 2026 and 2025, respectively, and $26.7 million and $16.2 million for the six months ended June 30, 2026 and 2025, respectively. Excludes average outstanding balances of loans held for investment under the fair value option of $2.2 million and $5.7 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
(3)Excludes Mortgage loans held for sale of $24.7 million and $24.2 million as of June 30, 2026 and 2025, respectively. Excludes $1.8 million and $5.1 million of loans held for investment accounted for under the fair value option as of June 30, 2026 and 2025, respectively.
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

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Cash, securities, and other	$1,229	6.8%	$1,150	6.3%
Consumer and other	413	0.7	138	0.7
Construction and development	2,179	7.2	2,210	7.1
1-4 family residential	6,072	40.3	5,846	39.1
Non-owner occupied CRE	3,766	28.2	4,359	30.6
Owner occupied CRE	924	8.2	846	7.7
Commercial and industrial	5,714	8.6	6,892	8.5
Total allowance for credit losses	$20,297	100.0%	$21,441	100.0%
______________________________________
(1)Represents the percentage of loans to total loans in the respective category.
Allowance for credit losses - off-balance sheet credit exposures
In the normal course of business, there may be various outstanding commitments to obtain funding and to extend credit, such as letters of credit and unfunded loan commitments, which are not reflected in the accompanying Condensed Consolidated Financial Statements. The Company assessed the off balance sheet credit exposures as of June 30, 2026 and determined an ACL of $0.6 million was adequate to absorb the estimated credit losses. For additional information regarding the Company’s ACL on off-balance sheet credit exposures, see Note 8 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements.

Deferred Tax Assets, Net
Deferred tax assets, net of our valuation allowance, represent the differences in timing of when items are recognized for GAAP purposes and when they are recognized for tax purposes, as well as our net operating losses. Our deferred tax assets, net, are valued based on the amounts that are expected to be recovered in the future utilizing the tax rates in effect at the time recognized. Deferred tax assets, net as of June 30, 2026 were $2.7 million, a decrease of $1.3 million, or 33.1%, from December 31, 2025. The decrease was primarily attributable to changes in temporary differences, most notably the reversal of the OREO allowance upon the sale of the OREO property during the first quarter of 2026.
Deposits
Our deposit products include money market accounts, demand deposit accounts, time-deposit accounts (typically certificates of deposit), interest checking accounts, and savings accounts. Our accounts are federally insured by the FDIC up to the legal maximum amount.
Total deposits increased by $99.4 million, or 3.6%, to $2.85 billion as of June 30, 2026, from December 31, 2025. Total average deposits for the three months ended June 30, 2026 were $2.73 billion, an increase of $332.8 million, or 13.9%, compared to $2.40 billion for the three months June 30, 2025. Total average deposits for the six months ended June 30, 2026 were $2.73 billion, an increase of $306.7 million, or 12.6%, compared to $2.43 billion for the six months ended June 30, 2025. The increase in average deposits for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in money market deposit accounts, time deposits, and Noninterest-bearing deposits. The increase in average deposits for the six months ended June 30, 2026 compared to the same period in 2025 was driven primarily by an increase in money market deposit accounts, partially offset by a decrease in time deposit accounts.
The following presents the average balances and average rates paid on deposits during the periods presented:

	For the Three Month Period Ending June 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,856,706	3.33%	$1,554,875	3.70%
Interest checking accounts	126,339	0.35	130,292	0.18
Uninsured time deposits	77,082	3.82	58,933	4.12
Other time deposits	294,199	3.69	289,567	4.41
Total time deposits	371,281	3.72	348,500	4.36
Savings accounts	13,116	0.06	13,903	0.09
Total interest-bearing deposits	2,367,442	3.22	2,047,570	3.57
Noninterest-bearing accounts	365,291		352,391
Total deposits	$2,732,733	2.79	$2,399,961	3.04

	For the Six Months Ended June 30,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Deposits
Money market deposit accounts	$1,875,285	3.33%	$1,539,469	3.68%
Interest checking accounts	124,310	0.32	133,430	0.20
Uninsured time deposits	79,630	3.85	59,127	4.17
Other time deposits	284,632	3.79	322,812	4.52
Total time deposits	364,262	3.80	381,939	4.47
Savings accounts	13,417	0.06	14,081	0.07
Total interest-bearing deposits	2,377,274	3.22	2,068,919	3.58
Noninterest-bearing accounts	356,454		358,125
Total deposits	$2,733,728	2.80	$2,427,044	3.05

Average Noninterest-bearing deposits to average Total deposits was 13.4% and 14.7% for the three months ended June 30, 2026 and 2025, respectively, and 13.0% and 14.8% for the six months ended June 30, 2026 and 2025, respectively.
Our average cost of deposits was 2.79% and 3.04% for the three months ended June 30, 2026 and 2025, respectively, and 2.80% and 3.05% for the six months ended June 30, 2026 and 2025, respectively. The decrease in cost of deposits was primarily due to lower rates on money market and time deposits accounts as a result of the Company reducing deposit rates commensurate with short-term rate decreases in 2025 and runoff of higher cost deposit accounts.
Money market deposit accounts as of June 30, 2026 were $1.98 billion, an increase of $61.7 million, or 3.2%, compared to December 31, 2025. Interest checking accounts as of June 30, 2026 were $122.4 million, an increase of $0.1 million, or 0.1%, compared to December 31, 2025. Time deposits as of June 30, 2026 were $353.4 million, an increase of $0.9 million, or 0.3%, from December 31, 2025.
The following presents the amount of certificates of deposit by time remaining until maturity as of June 30, 2026:

(dollars in thousands)	Three Months or Less	Three to Six Months	Six to 12 Months	After 12 Months	Total
Uninsured time deposits	$27,476	$22,539	$21,477	$4,347	$75,839
Other	46,610	121,473	89,143	20,308	277,534
Total	$74,086	$144,012	$110,620	$24,655	$353,373
Borrowings
We have short-term and long-term borrowing sources available to supplement deposits and meet our liquidity needs. As of June 30, 2026 and December 31, 2025, borrowings totaled $81.3 million and $107.6 million, respectively.
The decrease in borrowings as of June 30, 2026 compared to December 31, 2025 was primarily driven by the pay down of the FHLB borrowings.
The following presents balances of each of the borrowing facilities as of the dates noted:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Borrowings
FHLB borrowings	$36,431	$62,332
Federal Reserve borrowings	—	509
Subordinated notes	44,849	44,772
Total	$81,280	$107,613
FHLB
The following presents additional information on our FHLB borrowings:

As of or for the Six Months Ended June 30,
(dollars in thousands)	2026
Short-term borrowings
Maximum outstanding at any month-end during the period	$61,670
Balance outstanding at end of period	$36,431
Average outstanding during the period	$45,749
Average interest rate during the period	3.81%
Average interest rate at the end of the period	3.83
Our borrowing facilities include various financial and other covenants, including, but not limited to, a requirement that the Bank maintains regulatory capital that is deemed "well capitalized" by federal banking agencies. As of June 30, 2026 and December 31, 2025, the Company was in compliance with the covenant requirements.
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

The following presents the composition of our funding sources and the average assets in which those funds are invested as a percentage of average total assets during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sources of Funds:
Deposits:
Noninterest-bearing	11.68%	12.54%	11.39%	12.65%
Interest-bearing	75.67	72.88	75.93	73.08
FHLB and Federal Reserve borrowings	1.32	2.68	1.46	2.25
Subordinated notes	1.43	1.59	1.43	1.71
Other liabilities	1.05	1.17	1.11	1.31
Shareholders’ equity	8.85	9.14	8.68	9.00
Total	100.00%	100.00%	100.00%	100.00%
Uses of Funds:
Total loans	86.06%	86.46%	85.54%	85.19%
Investment securities	5.37	3.05	4.90	2.85
Correspondent bank stock	0.24	0.26	0.22	0.23
Mortgage loans held for sale	0.73	0.67	0.85	0.57
Interest-bearing deposits in other financial institutions	3.02	4.41	3.83	5.72
Noninterest-earning assets	4.58	5.15	4.66	5.44
Total	100.00%	100.00%	100.00%	100.00%
Average noninterest-bearing deposits to total average deposits	13.37%	14.68%	13.04%	14.76%
Average loans to total average deposits	99.25	101.82	98.72	99.95
Average interest-bearing deposits to total average deposits	86.63	85.32	86.96	85.24
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
Capital levels are viewed as important indicators of an institution’s financial soundness by banking regulators. Generally, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As of June 30, 2026 and December 31, 2025, our holding company and Bank were in compliance with all applicable regulatory capital requirements, and the Bank was classified as "well capitalized," for purposes of the prompt corrective action regulations. As we continue to grow our operations and maintain capital requirements, our regulatory capital levels may decrease depending on our level of earnings. We continue to monitor growth and control our capital activities in order to remain in compliance with all applicable regulatory capital standards.
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

The following presents future contractual obligations to make future payments during the periods presented:

	As of June 30, 2026
(dollars in thousands)	1 Year or Less	After 1 Year Through 3 Years	After 3 Years Through 5 Years		After 5 Years		Total
FHLB and Federal Reserve	$36,431	$—	$—		$—		$36,431
Subordinated notes	—	—	10,000	(1)	34,849	(2)	44,849
Time deposits	328,718	22,962	1,693		—		353,373
Minimum lease payments	1,544	5,216	7,376		12,841		26,977
Total	$366,693	$28,178	$19,069		$47,690		$461,630
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

The following presents the sensitivity in net interest income and fair value of equity during the periods presented, using a static balance sheet and parallel shock scenario:

Change in Interest Rates (Basis Points)	As of June 30, 2026		As of December 31, 2025
	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity	Percent Change in Net Interest Income	Percent Change in Fair Value of Equity
200	8.93%	(4.86)%	7.76%	(3.45)%
100	5.64	(1.45)	5.72	(0.26)
Base	—	—	—	—
-100	1.75	4.44	2.26	3.59
-200	7.78	(0.65)	9.68	(2.52)
The model simulations as of June 30, 2026 imply that our balance sheet maintains a similar interest rate risk profile compared to our balance sheet as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(2)
April 1, 2026 through April 30, 2026	—		$—	—	$5,000,000
May 1, 2026 through May 31, 2026	12,840	(1)	28.91	—	5,000,000
June 1, 2026 through June 30, 2026	—		—	—	5,000,000
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
(2) These shares relate to the 2026 Repurchase Plan. Refer to Note 9 - Shareholders' Equity for further information.
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

First Western Financial, Inc.

July 31, 2026	By:	/s/ Scott C. Wylie
Date		Scott C. Wylie Chairman, Chief Executive Officer, and President of First Western Financial, Inc.

July 31, 2026	By:	/s/ David R. Weber
Date		David R. Weber Chief Financial Officer and Treasurer